Form 10-Q
period 2018-03-31
Inspire Medical Systems, Inc.
filed 2018-06-07
CIK 1609550

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38468

Inspire Medical Systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1377674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9700 63rd Ave. N. Suite 200 Maple Grove, MN	55369
(Address of principal executive offices)	(Zip Code)

        Registrant's telephone number, including area code: (844) 672-4357

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a small reporting company)	Smaller reporting company ☐ Emerging growth company ☒

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of June 7, 2018, the registrant had 21,298,809 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

INSPIRE MEDICAL SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,147	$8,955
Short-term investments	6,756	7,188
Accounts receivable, net of allowances of $47	3,459	3,858
Inventories	3,394	3,670
Prepaid expenses and other assets	2,187	426

Total current assets	26,943	24,097
Property and equipment, cost	1,794	1,804
Less: accumulated depreciation	(883)	(810)

Property and equipment, net	911	994

Total assets	$27,854	$25,091

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$3,916	$2,998
Accrued expenses	3,143	4,032
Accrued interest	181	117
Current portion of notes payable	681	—

Total current liabilities	7,921	7,147
Notes payable	23,890	16,460
Preferred stock warrants	978	157

Total long-term liabilities	24,868	16,617
Stockholders' (deficit) equity
Preferred Stock, $0.001 par value, 76,894,620 shares authorized at March 31, 2018 and December 31, 2017, and 76,235,050 shares issued and outstanding at March 31, 2018 and December 31, 2017	119,106	119,106
Common Stock, $0.001 par value per share; 110,000,000 shares authorized at March 31, 2018 and December 31, 2017; 1,379,099 and 1,272,360 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid in capital	7,546	7,305
Accumulated other comprehensive loss	—	—
Accumulated deficit	(131,586)	(125,085)

Total stockholders' (deficit) equity	(4,935)	1,327

Total liabilities and stockholders' (deficit) equity	$27,854	$25,091

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRE MEDICAL SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$10,042	$5,297
Cost of goods sold	2,294	1,196

Gross profit	7,748	4,101
Operating expenses:
Selling and marketing	9,868	5,745
Research and development	1,730	1,593
General and administrative	1,345	887

Total operating expenses	12,943	8,225

Operating loss	(5,195)	(4,124)
Other expense (income):
Interest income	(60)	(18)
Interest expense	1,385	374
Other expense (income), net	19	1

Loss before income taxes	(6,501)	(4,481)
Income taxes	—	—

Net loss	(6,501)	(4,481)
Other comprehensive loss:
Unrealized gains on short-term investments	—	—

Total comprehensive loss	$(6,501)	$(4,481)

Net loss per share, basic and diluted	$(5.05)	$(3.90)

Weighted average common shares used to compute net loss per share, basic and diluted	1,286,633	1,148,565

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRE MEDICAL SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(6,501)	$(4,481)
Adjustments to reconcile net loss:
Depreciation and amortization	90	43
Accretion of debt discount	213	61
Stock-based compensation expense	55	54
Change in the fair value of preferred stock warrants	718	—
Changes in operating assets and liabilities:
Accounts receivable	399	(188)
Inventories	276	162
Prepaid expenses and other assets	(1,761)	(47)
Accounts payable	918	127
Accrued expenses	(825)	(1,091)

Net cash used in operating activities	(6,418)	(5,360)
Investing activities
Purchases of property and equipment	(7)	(206)
Purchases of short-term investments	(4,642)	—
Proceeds from sales or maturities of short-term investments	5,074	—

Net cash provided by (used in) investing activities	425	(206)
Financing activities
Proceeds from issuance of notes payable	8,000	458
Proceeds from the exercise of stock options	185	6
Proceeds from sale of preferred stock	—	24,968

Net cash provided by financing activities	8,185	25,432

Increase in cash and cash equivalents	2,192	19,866
Cash and cash equivalents at beginning of period	8,955	6,685

Cash and cash equivalents at end of period	$11,147	$26,551

Supplemental cash flow information
Cash paid for interest	$347	$308
Issuance of preferred stock warrants	103	4

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts)

1. Organization

Description of Business

        Inspire Medical Systems, Inc. (the Company) is a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea. The Company's proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe obstructive sleep apnea. The Company has developed a novel, closed-loop solution that continuously monitors a patient's breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy received premarket approval (PMA) from the U.S. Food and Drug Administration, or FDA, in April 2014 and has been commercially available in certain European markets since November 2011.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2017 included in the Company's Registration Statement on Form S-1 and Prospectus dated May 2, 2018. The condensed balance sheet at December 31, 2017 was derived from the audited financial statements.

        In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reverse Stock Split

        In connection with its initial public offering of common stock (the IPO) the Company's board of directors and stockholders approved a 1-for-6.650 reverse stock split of the Company's common stock. The reverse stock split became effective on April 20, 2018. The par value of the common stock was not adjusted as a result of the reverse stock split. Adjustments corresponding to the reverse stock split were made to the ratio at which the convertible preferred stock will convert into common stock immediately prior to the closing of the IPO. Accordingly, all share and per-share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the conversion ratio of the convertible preferred stock.

Initial Public Offering

        On May 7, 2018, the Company completed its IPO by issuing 7,762,500 shares of common stock, at an offering price of $16.00 per share, for net proceeds of approximately $112.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO, the Company's outstanding shares of convertible preferred stock were automatically

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

converted into an aggregate of 12,111,706 shares of common stock, and the Company's outstanding warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 98,846 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $978 to additional paid-in-capital.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its allowance for doubtful accounts, inventory reserves and the valuations of its common stock, share-based awards, and certain of its outstanding preferred stock warrants. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

JOBS Act Accounting Election

        As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company has elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Cash and Cash Equivalents

        The Company considers all highly liquid securities, readily convertible to cash, that mature within 90 days or less from the date of purchase to be cash equivalents. The carrying amount reported in the balance sheets for cash is cost, which approximates fair value.

Short-term Investments

        At March 31, 2018 and December 31, 2017, the Company's short-term investments consisted of commercial paper and corporate bonds which are classified as available-for-sale and had maturities less than one year. Short-term investments are reported at their estimated fair market value which approximates cost. Any unrealized gains and losses are reported in accumulated other comprehensive loss.

Fair Value of Financial Instruments

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and certain of its outstanding preferred stock warrants. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

  Level 1—Observable inputs, such as quoted prices (unadjusted) for identical assets or liabilities in active markets.

  Level 2—Other inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves, foreign exchange rates, and credit ratings.

  Level 3—Unobservable inputs that are supported by little or no market activities, which would require the Company to develop its own assumptions.

        The Company uses the methods and assumptions described below in determining the fair value of its financial instruments.

        Money market funds:    Fair values of money market funds are based on quoted market prices in active markets.

        Commercial paper:    Short-term, highly liquid investments are included as a Level 2 measurement in the tables below.

        Corporate bonds:    Consists of U.S. Government treasury bills, notes, and bonds with original maturities of less than one year and various yields. These are included as a Level 2 measurement in the tables below.

        The following tables sets forth by level within the fair value hierarchy the Company's assets and liabilities that are reported at fair value as of March 31, 2018 and December 31, 2017. As required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, assets and liabilities are classified in their entirety based on the lowest level of

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

input that is significant to the fair value measurement. The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2018
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$7,132	$7,132	$—	$—
Commercial paper	3,901	—	3,901	—

Total cash equivalents	11,033	7,132	3,901	—
Short-term investments:
Commercial paper	$3,995	$—	$3,995	—
Corporate bonds	2,760	—	2,760	—

Total short-term investments	6,755	—	6,755	—

Total assets	$17,788	$7,132	$10,656	$—

Liabilities
Preferred stock warrants	$978	$—	$—	$978

	Fair Value Measurements as of December 31, 2017
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$6,446	$6,446	$—	$—
Commercial paper	1,099	—	1,099	—

Total cash equivalents	7,545	6,446	1,099	—
Short-term investments:
Commercial paper	$5,384	$—	$5,384	—
Corporate bonds	1,804	—	1,804	—

Total short-term investments	7,188	—	7,188	—

Total assets	$14,733	$6,446	$8,287	$—

Liabilities
Preferred stock warrants	$157	$—	$—	$157

        There were no transfers in and out of Level 1 and Level 2 fair value measurements during the periods ended March 31, 2018 and December 31, 2017.

        The recurring Level 3 fair value measurements of the Company's preferred stock warrant liabilities use the Black-Scholes option pricing model and value of the respective class of the Company's

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

convertible preferred stock (see Note 7), which is unobservable. All other assumptions included in the model are observable Level 1 inputs.

        The following table provides a reconciliation of the beginning and ending balances of the Company's preferred stock warrant liabilities:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$157	$53
Initial fair value of preferred stock warrants issued	103	4
Change in fair value of preferred stock warrants	718	—

Balance at end of period	$978	$57

        Changes in the fair value of the preferred stock warrant liability are recorded in other expenses on the condensed statements of operations and comprehensive loss.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and accounts receivable. The Company believes that the credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms, and dispersion of its customer base. The Company generally does not require collateral, and losses on accounts receivable have historically been within management's expectations.

        The Company's investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. The Company places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of March 31, 2018 and December 31, 2017, the Company has limited its credit risk associated with its cash equivalents by placing its investments with banks it believes are highly creditworthy.

Allowance for Doubtful Accounts

        The Company records an allowance for doubtful accounts for accounts receivable deemed uncollectible. The Company evaluates the collectability of its accounts receivable based on known collection risks and historical experience. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial downgrading of credit ratings), the Company records a specific allowance for bad debts against amounts due to reduce the carrying amount of accounts receivable to the amount it reasonably believes will be collected.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incurs charges to write down inventories to their net realizable value. The Company's review of inventory for excess and obsolete quantities is based primarily on the estimated forecast of future product demand, product life cycles, including expiration of inventory prior to sale, and introduction of new products. The reserve for excess and obsolete inventory was $792 and $518 as of March 31, 2018 and December 31, 2017, respectively.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Impairment of Long-lived Assets

        Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, the Company determines the fair value of the asset and recognizes an impairment loss to the extent the carrying amount of the asset exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. The Company's cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. The Company did not record any impairment charges on long-lived assets during the three months ended March 31, 2018 and 2017.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, product shipment has occurred, or there are no further obligations yet to be performed, pricing is fixed or determinable, and collection is reasonably assured. The Company makes reasonable assumptions regarding the future collectability of amounts receivable from customers to determine whether the revenue recognition criteria have been met. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer are not recorded as revenue. In general, the Company's standard terms and conditions of sale do not allow for product returns. Sales returns have been limited to damaged product and have not been material. The Company expenses shipping and handling costs as incurred and includes them in the cost of goods sold. In those cases where shipping and handling costs are billed to customers, the Company classifies the amounts billed as a component of cost of goods sold.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Cost of Goods Sold

        Cost of goods sold consists primarily of manufacturing overhead costs, material costs, and direct labor. Overhead costs include the cost of material procurement, inventory control, facilities, equipment, and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs.

Research and Development

        Research and development expenses consist primarily of product development, clinical and regulatory affairs, consulting services, and other costs associated with products and technologies in development. These expenses include employee compensation, stock-based compensation, supplies, travel, and facility costs. Clinical expenses include clinical trial design, clinical site reimbursement, data management, travel expenses, and the cost of manufacturing products for clinical trials.

Common Stock Valuation and Stock-Based Compensation

        The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.

        The Company recognizes equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with FASB ASC Topic 718, Stock Compensation (ASC 718). ASC 718 requires all equity-based compensation awards to employees and nonemployee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company uses the value of its common stock to determine the fair value of restricted shares.

        The Company accounts for restricted stock and common stock options issued to nonemployees under FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (ASC 505-50). As such, the value of such options is periodically remeasured and income or expense is recognized over their vesting terms. Compensation cost related to awards with service-based vesting schedules is recognized using the straight-line method. The Company determines the fair value of the restricted stock and common stock granted to nonemployees as either the fair value of the consideration received or the fair value of the equity instruments issued. The Company has not granted any share-based awards to its consultants.

        The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (i) the expected share price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. Due to the lack of a public market for the trading of the Company's common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to the Company, including stage of product development and focus on the life

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

science industry. The Company uses the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

        The Company expenses the fair value of its equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received. The Company measures equity-based compensation awards granted to nonemployees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period. The Company accounts for award forfeitures as they occur.

Advertising Expenses

        The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $1.9 million and $1.0 million during the periods ended March 31, 2018 and 2017, respectively.

Income Taxes

        The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As the Company has historically incurred operating losses, the Company has recorded a full valuation allowance against its net deferred tax assets, and there is no provision for income taxes. The Company's policy is to record interest and penalties expense related to uncertain tax positions as other expense in the statements of operations and comprehensive loss.

Comprehensive Loss

        Comprehensive loss consists of net loss and changes in unrealized gains and losses on short-term investments classified as available-for-sale, if any. Accumulated other comprehensive loss is presented in the accompanying balance sheets as a component of stockholders' (deficit) equity.

Loss Per Share

        Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because the Company has reported a net loss

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of convertible preferred stock, stock options and warrants were antidilutive in those periods.

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue From Contracts With Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. Under the original pronouncement, ASU 2014-09 would have been effective for the Company's annual reporting periods beginning January 1, 2018. In August 2015, the FASB issued ASU No. 2015-14, which formally defers the effective date of the new revenue standard by one year. As a result, the updated revenue guidance will be effective for the Company's annual reporting periods beginning January 1, 2019, and early adoption is permitted as of the original effective date contained within the original standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 is intended to reduce complexity surrounding the presentation of deferred taxes within the balance sheet. Specifically, ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet, effectively eliminating the requirement to allocate deferred taxes between current and non-current amounts. The new guidance does not permit companies to offset deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This guidance was effective January 1, 2018, and did not significantly impact its financial statements and related disclosures.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 will require entities that lease assets to recognize the rights and obligations associated with those leases on their balance sheets. The guidance will be effective for the Company's annual reporting period beginning January 1, 2020, with early adoption permitted. The Company is evaluating the impact this standard will have on its financial statements and related disclosures.

        In March 2016, the FASB issued No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which changes how companies will account for certain aspects of share-based payments to employees. As part of the new guidance, entities will be required to record the impact of income taxes arising from share-based compensation when awards vest or are settled within earnings as part of income tax expense rather than recorded as part of additional paid-in capital (APIC) and will eliminate the requirement that excess tax benefits be realized prior to recognition. Additionally, the guidance requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Additionally, companies will be required to make an accounting policy election at the time of adoption of the new guidance to either account for

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

forfeitures of share-based awards in a manner similar to today's requirements (i.e., estimating the number of awards expected to be forfeited at the grant date and adjusting the estimate when awards are actually forfeited), or recognizing forfeitures as they occur with no estimate of forfeitures determined at the grant date. Companies will also be able to set a maximum statutory tax rate as it pertains to share-based awards it net settles on behalf of its employees. This will provide companies a greater ability to retain equity-award accounting treatment. Entities will apply the provisions of ASU 2016-09 using a modified retrospective transition approach, with a cumulative-effect adjustment booked to retained earnings as of the beginning of the period of adoption. This guidance was effective January 1, 2018, and did not significantly impact its financial statements and related disclosures.

        The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its business practices, financial condition, results of operations, or disclosures.

3. Composition of Certain Financial Statement Items

Inventories

        Inventory balances, net of reserves, consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$1,098	$1,323
Finished goods	2,296	2,347

	$3,394	$3,670

Property and Equipment

	March 31, 2018	December 31, 2017
Computer equipment and software	$333	$351
Furniture and office equipment	137	137
Manufacturing equipment	1,108	1,108
Research and development equipment	30	30
Leasehold improvements	186	178

	1,794	1,804
Less: accumulated depreciation and amortization	(883)	(810)

	$911	$994

        Depreciation and amortization expense was $90 and $43 during the three months ended March 31, 2018 and 2017, respectively.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

3. Composition of Certain Financial Statement Items (Continued)

Accrued Expenses

	March 31, 2018	December 31, 2017
Payroll and commissions payable	$1,919	$2,871
Vacation	821	723
Other accrued expenses	403	438

	$3,143	$4,032

4. Long-Term Debt

Credit Facility

        In August 2015, the Company entered into a loan and security agreement, which provided for a term A loan facility in the amount of $15.5 million, the proceeds of which were used to refinance the $12.0 million of borrowings outstanding under the Company's original credit facility, and a term B loan facility in an amount between $3.5 million and $10.0 million, subject to the Company's achievement of certain revenue milestones. Amounts outstanding under the credit facility bore interest at a fixed rate of 7.95% per annum.

        In February 2017, the Company amended the loan and security agreement. Under the loan and security agreement, as amended, and subject to the limitation noted below, amounts outstanding under the credit facility bear interest at a floating interest rate equal to the greater of 7.95% or LIBOR plus 6.9% per annum. Upon execution of the amendment, the Company borrowed an additional $1.0 million under the term A loan portion of the credit facility, receiving net proceeds of $0.5 million, net of expenses, for a total of $16.5 million outstanding under the credit facility and reduced borrowings available under the term B loan facility to $9.0 million. In connection with the execution of the amendment to the loan and security agreement, the Company issued 29,197 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share.

        On February 7, 2018, the Company borrowed an additional $8.0 million under the term B loan facility portion of its credit facility. After receipt of the $8.0 million, Company had a total of $24.5 million outstanding under the credit facility, which bears interest at a floating interest rate equal to the greater of 7.95% or LIBOR plus 6.9% per annum. All amounts borrowed under the credit facility are interest-only through March 1, 2019, after which the Company will make monthly payments of principal and interest through March 1, 2022; provided that the interest-only period will be extended will be extended to March 1, 2020 if the Company has revenue, measured on a trailing 12-month basis as of December 31, 2018, of at least $25.0 million. In connection with this borrowing, the Company issued 233,577 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share.

        In addition to the principal and interest payments, under the credit facility, the Company is required to pay a final payment fee of 5.0% on all amounts outstanding, which is being accreted using the effective interest rate method over the term of the loan and security agreement and shall be due at the earlier of maturity or prepayment. If the Company repays all the amounts borrowed under the term A loan facility on or prior to maturity, the Company will also be required to pay a prepayment fee

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

4. Long-Term Debt (Continued)

equal to 1.5% if such borrowings are prepaid after February 24, 2018 but prior to February 24, 2019, and 1.00% if such borrowings are prepaid on or after February 24, 2019. Borrowings under the term B loan facility are prepayable at the Company's option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 2.5% if the such borrowings are prepaid prior to February 7, 2019, 1.5% if such borrowings are prepaid on or after February 7, 2019 but prior to February 7, 2020 and 1.00% if such borrowings are on or after February 7, 2020.

        The credit facility includes affirmative and restrictive covenants and events of default, including the following events of default: payment defaults, breaches of covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender's security interest or in the value of the collateral, a material adverse change in the business, operations, or condition of the Company or any of its subsidiaries, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 5.00% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement.

        The Company's obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. There are no financial covenants contained in the loan and security agreement. The Company was in compliance with the affirmative and restrictive covenants as of March 31, 2018.

        The Company paid debt issuance costs of $72 in connection with its entry into the loan and security agreement in August 2015. The costs are being amortized over the term of the loan using the effective interest rate method. The Company also issued preferred stock warrants in connection with its borrowings under its credit facilities (see Note 7).

        Expected future principal payments for the credit facility are as follows:

Year ending December 31:
2018 (remaining)	$—
2019	6,805
2020	8,167
2021	8,167
2022	1,361

$24,500

5. Commitments

Operating Lease

        The Company rents office space under an operating lease that expires on March 31, 2019. The lease allows the Company to terminate the lease any time after March 31, 2017 without a penalty.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

5. Commitments (Continued)

        Future minimum annual operating lease payments are as follows:

Year ending December 31:
2018 (remaining)	$145
2019	48

Total	$193

        Rent expense was $52 and $39 for the three months ended March 31, 2018 and 2017, respectively.

Purchase Commitments

        As of March 31, 2018 and December 31, 2017, the Company had commitments to suppliers for inventory purchases totaling $7.1 million and $9.0 million, respectively, of which $0.0 million and $0.4 million, respectively, was committed to Medtronic, a related party.

6. Employee Retirement Plan

        The Company sponsors an employee retirement plan covering all full-time employees of the Company. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. The Company may elect to make a voluntary contribution to the plan. The Company has not made contributions since inception.

7. Stockholders' (Deficit) Equity

Authorized Shares

        The Company has authorized 186,894,620 shares of stock, of which 110,000,000 shares are designated as common stock and 76,894,620 shares are designated as Series A, B, C, D, E, and F preferred stock. All stock has a par value of $0.001.

Preferred Stock

        A summary of the Company's preferred stock as of March 31, 2018 and December 31, 2017, is as follows:

Series	Shares Authorized	Shares Issued and Outstanding	Carrying Value
A	5,375,507	5,375,507	$5,037
B	8,706,909	8,706,909	15,913
C	14,091,589	13,829,906	14,949
D	5,683,292	5,683,292	6,043
E	15,373,091	15,267,175	39,848
F	27,664,232	27,372,261	37,316

	76,894,620	76,235,050	$119,106

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

7. Stockholders' (Deficit) Equity (Continued)

        A summary of the Company's convertible preferred stock terms is as follows:

Series	Liquidation Preference Per Share	8% Dividend Per Share	Conversion Price Per Share
A	$1.00	$0.08	$6.65
B	1.84	0.12	9.91
C	1.07	0.09	7.12
D	1.07	0.09	7.12
E	2.62	0.21	15.16
F	1.37	0.11	9.11

        The dividend per share on the convertible preferred stock is only payable when, as and if declared by the Board of Directors.

        The Company has issued 5,375,507 shares of Preferred Stock, Series A, with an original issue price of $1.00 per share. Each share of Series A Preferred Stock may be converted into 0.1504 shares of common stock. The conversion price is subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Each share of Series A Preferred Stock entitles the holder to vote on all matters submitted to holders of common stock, and each share of Series A Preferred Stock has the number of votes equal to the number of shares of common stock into which it may be converted.

        The Company has issued 8,706,909 shares of Preferred Stock, Series B, with an original issue price of $1.84 per share. Each share of Series B Preferred Stock may be converted into 0.1855 shares of common stock. The conversion price is subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Ownership of Series B Preferred Stock entitles the holder to vote on all matters submitted to holders of common stock. Each share of Series B Preferred Stock has the number of votes equal to the number of shares of common stock into which it may be converted.

        The Company has issued 13,829,906 shares of Preferred Stock, Series C, with an original issue price of $1.07 per share. Each share of Series C Preferred Stock may be converted into 0.1504 shares of common stock. The conversion price is subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Each share of Series C Preferred Stock entitles the holder to vote on all matters submitted to holders of common stock, and each share of Series C Preferred Stock has the number of votes equal to the number of shares of common stock into which it may be converted.

        The Company has issued 5,683,292 shares of Preferred Stock, Series D, with an original issue price of $1.07 per share. Each share of Series D Preferred Stock may be converted into 0.1504 shares of common stock. The conversion price is subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Each share of Series D Preferred Stock entitles the holder to vote on all matters submitted to holders of common stock, and each share of Series D Preferred Stock has the number of votes equal to the number of shares of common stock into which it may be converted.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

7. Stockholders' (Deficit) Equity (Continued)

        In March 2014, the Company raised $39.8 million, net of stock issuance costs, through the issuance of 15,267,175 shares of Series E Preferred Stock, with an original issue price of $2.62 per share. Each share of Series E Preferred Stock may be converted into 0.1728 shares of common stock. The conversion price is subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Each share of Series E Preferred Stock entitles the holder to vote on all matters submitted to holders of common stock, and each share of Series E Preferred Stock has the number of votes equal to the number of shares of common stock into which it may be converted.

        In October 2016, the Company raised $12.3 million, net of stock issuance costs, through the issuance of 9,124,084 shares of Series F Preferred Stock, with an original issue price of $1.37 per share (Tranche 1). In February 2017, the Company raised $25.0 million, net of stock issuance costs, through the issuance of 18,248,177 shares of Series F Preferred Stock, with an original issue price of $1.37 per share (Tranche 2). Each share of Series F Preferred Stock may be converted into 0.1504 shares of common stock. The conversion price is subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Each share of Series F Preferred Stock entitles the holder to vote on all matters submitted to holders of common stock, and each share of Series F Preferred Stock has the number of votes equal to the number of shares of common stock into which it may be converted.

        Upon a liquidation, dissolution, or winding up of the Company, the holders of the Series F Preferred Stock shall be entitled to receive prior and in preference to any distribution of any of the assets of the Company to holders of Series A Preferred, Series B Preferred, Series C Preferred, Series D Preferred, Series E Preferred and common stock. If, upon a liquidation, the assets to be distributed to the holders of the Series F Preferred are insufficient to permit the payment to such holders of the full amount payable, then the entire assets of the Company legally available for distribution shall be distributed pro rata to the holders of the Series F Preferred Stock in proportion to the full preferential amounts which each such holder would otherwise be entitled to receive.

Preferred Stock Warrants

        In connection with certain convertible promissory notes issued by the Company during 2011 and 2012 and subsequently paid, the Company issued 278,506 five-year warrants to purchase Series C preferred shares of stock at an exercise price of $1.07 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.34, for a total value of $94, and was fully expensed during the year ended December 31, 2012. As of December 31, 2015, the Company had a total of 258,880 outstanding warrants. In 2016, a total of 258,880 Series C preferred shares were issued upon exercise of the entire remaining warrants for proceeds of $277.

        In connection with the execution of the Company's original credit facility entered into during 2012, the Company issued 186,916 ten-year warrants to purchase Series C preferred shares of stock at an exercise price of $1.07 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.515, for a total value of $96 at the date of issuance and was fully expensed during the year ended December 31, 2012.

        In connection with the added borrowings drawn upon the Company's original credit facility in 2013, the Company issued 74,768 ten-year warrants to purchase Series C preferred shares of stock at an

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

7. Stockholders' (Deficit) Equity (Continued)

exercise price of $1.07 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.525, for a total value of $39 at the date of issuance and was fully expensed during the year ended December 31, 2013.

        In connection with the execution of the Company's amended credit facility completed in June 2014, the Company also issued 76,334 ten-year warrants to purchase Series E preferred shares of stock at an exercise price of $2.62 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $1.11, for a total value of $85 at the date of issuance and was fully expensed during the year ended December 31, 2014.

        In connection with the execution of the Company's current credit facility completed in August 2015 (see Note 4), the Company issued 29,580 ten-year warrants to purchase Series E preferred shares of stock at an exercise price of $2.62 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $1.13, for a total value of $33 at the date of issuance and was fully expensed during the year ended December 31, 2015.

        In connection with the execution of the amendment to the Company's current credit facility completed in February 2017 (see Note 4), the Company issued 29,197 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.13, for a total value of $4 at the date of issuance and was fully expensed during the year ended December 31, 2017.

        In connection with the Company's borrowing completed in February 2018 (see Note 4), the Company issued 233,577 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.44, for a total value of $103 at the date of issuance and was fully expensed during the three months ended March 31, 2018.

        The preferred stock warrants issued in connection with the execution of the original credit facility and its subsequent amendments require re-measurement of the value of the preferred stock warrants each period, with changes in fair value recognized within other expenses on the statements of operations and comprehensive loss. The fair value of the preferred stock warrants was determined using the Black-Scholes option pricing model.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

7. Stockholders' (Deficit) Equity (Continued)

        As of March 31, 2018 and December 31, 2017, the following preferred stock warrants issued under the Company's original credit facility and subsequent amendments were outstanding and exercisable:

Dates
			Exercise Price	Warrants Outstanding at March 31, 2018	Initial Value	Fair Value at March 31, 2018
Issuance	Expiration	Series
February 8, 2018	February 8, 2028	F	$1.37	233,577	$103	$364
February 24, 2017	February 24, 2027	F	1.37	29,197	4	46
August 7, 2015	August 7, 2025	E	2.62	29,580	33	45
June 27, 2014	June 27, 2024	E	2.62	76,334	85	115
August 5, 2013	August 5, 2023	C	1.07	74,768	39	116
November 16, 2012	November 16, 2022	C	1.07	186,916	96	292

				630,372		$978

Dates
			Exercise Price	Warrants Outstanding at December 31, 2017	Initial Value	Fair Value at December 31, 2017
Issuance	Expiration	Series
February 24, 2017	February 24, 2027	F	$1.37	29,197	$4	13
August 7, 2015	August 7, 2025	E	2.62	29,580	33	8
June 27, 2014	June 27, 2024	E	2.62	76,334	85	21
August 5, 2013	August 5, 2023	C	1.07	74,768	39	33
November 16, 2012	November 16, 2022	C	1.07	186,916	96	82

				396,795		$157

        The warrants issued on August 7, 2015 to purchase Series E preferred stock are subject to the conversion price of the underlying preferred stock. The warrants to purchase 29,580 shares of Series E preferred stock at $2.62 per share has been adjusted to purchase 56,569 shares of Series F preferred stock at $1.37 per share due to the dilutive issuance of the Series F preferred stock.

8. Stock Options

        The Company adopted the 2007 Stock Incentive Plan, or the 2007 Plan, in November 2007, which terminated in accordance with its terms on November 28, 2017; however, the outstanding stock options may continue to be exercised in accordance with their terms.

        Immediately following the termination of the 2007 Plan, the Company adopted the 2017 Stock Incentive Plan, or the 2017 Plan, which contains substantially similar terms and conditions as the 2007 Plan. Upon the IPO, no further grants were made under the 2017 Plan and the Company adopted the 2018 Stock Incentive Plan, or the 2018 Plan. The purpose of the 2018 Plan is to promote the interest of the Company and its stockholders by aiding the Company in attracting and retaining employees, officers, consultants, independent contractors, and directors capable of assuring the future success of the Company's business and to afford such persons an opportunity to acquire a proprietary interest in the Company. The Board may amend, alter, suspend, discontinue, or terminate the 2018 Plan at any time with the approval of the stockholders of the Company.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

8. Stock Options (Continued)

        As of March 31, 2018, the number of shares reserved for issuance under the 2017 Plan was 2,945,384 shares. The exercise price of stock options represent fair value of the common stock at the time of issuance and is determined by the Board of Directors. The options granted contain fixed exercise prices ranging from $0.94 to $6.65 per share with varying expiration and exercise dates. The stock options granted by the Company to employees during the three months ended March 31, 2018 have a weighted average exercise price of $2.80 per share. The stock options granted include a four year service period and 25% vest after the first year of service and then pro rata over the next 36 months of service. The stock options have a contractual life of ten years.

        A summary of the Company's stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,071,616	$1.47
Granted	34,639	2.80
Exercised	(106,653)	1.74
Forfeited	(23,902)	1.03

Outstanding at March 31, 2018	1,975,700	1.48

Exercisable at March 31, 2018	1,231,008	1.68

        At March 31, 2018, the Company had 1,975,700 common stock options outstanding, with an average remaining contractual life of 5.2 years at a weighted average exercise price of $1.48 per share.

        Total stock-based compensation recognized, before taxes, during the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended March 31,
	2018	2017
General and administrative	$28	$24
Sales and marketing	21	22
Research and development	6	8

	$55	$54

        As of March 31, 2018, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2022 related to unvested employee and non-employee director share-based awards is $295 and the weighted average period over which the unearned stock-based compensation is expected to be recognized is 3 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based awards.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

8. Stock Options (Continued)

        The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option pricing model using the fair market value of the Company's common stock on the date of grant and a number of other complex and subjective assumptions. These assumptions include, but are not limited to, estimates regarding the expected term of the Company's outstanding awards, estimates of the stock volatility over a duration that approximates the expected life of the Company's outstanding awards, estimates of the risk-free rate, and estimates of expected dividend rates.

        Due to the Company's limited amount of historical exercise, forfeiture, and expiration activity, the Company has opted to use the "simplified method" for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting terms and the original contractual term of the option. The Company will continue to analyze its expected term assumption as more historical data becomes available. Due to the Company's limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies' shares over historical periods that approximate calculated expected term of the Company's share-based awards. The Company will continue to analyze the historical stock price volatility assumption as more historical data for the Company's common stock becomes available.

        The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company's stock options.

        The expected dividend assumption is based on the Company's history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

        The amount of stock-based compensation expense recognized is based on awards ultimately expected to vest. The amount of expense recognized by the Company has been reduced by actual forfeitures as they occur.

        The fair value of options granted to employees or non-employee directors during the three months ended March 31, 2018 and 2017 was estimated as of the grant date using the Black-Scholes option pricing model, assuming the weighted average assumptions listed in the following table:

	Three Months Ended March 31,
	2018	2017
Expected life (years)	6.2	6.2
Expected volatility	37.5%	41.5%
Risk-free interest rate	2.38 - 2.84%	1.94 - 2.32%
Dividend yield	0.0%	0.0%
Weighted average fair value	$1.15	$0.40

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

9. Related-Party Transactions

Board of Directors' Appointment

        The Company has entered into various agreements and contracts with Medtronic, one of the Company's stockholders. Under these various agreements and contracts, Medtronic is allowed to name one person to be a member of the Company's Board of Directors. In connection with the Series F Preferred Stock purchase agreement in 2016, Medtronic agreed to move from one voting member of the Company's Board of Directors to two non-voting members. This right terminated in connection with the completion of the Company's IPO.

Supply Agreement

        The Company contracts with Medtronic to supply all of the Company's commercial and clinical requirements of certain components used to manufacture the Inspire system. The current Supply Agreement expired on June 5, 2017, but was extended to allow Medtronic to complete a final build of the pressure sensor used in the Company's original pressure sensing lead, which is expected to be completed in 2018. Upon a change of control event whereby the Company is owned or controlled by a competitor of Medtronic, Medtronic would have the right to terminate the Supply Agreement, provided that, upon any such termination the Company would be entitled to exercise a one-time buy right of inventory using current product pricing and upon terms to be agreed upon in the definitive agreements.

        The Company purchased inventory at arms-length with Medtronic, a related party, of $197 and $223 for the three months ended March 31, 2018 and 2017, respectively.

Right-of-First-Offer of the Company

        Under a Right-of-First-Offer with Medtronic that expired on May 16, 2017, had the Company decided to initiate a possible sale of the Company prior to the expiration date, it would have been required to negotiate exclusively with Medtronic for such transaction for a period of 90 days prior to negotiating with a third party.

10. Income Taxes

        During the three months ended March 31, 2018 and 2017, the Company did not record an income tax benefit related to its loss before income taxes in the statement of operations and comprehensive loss because a valuation allowance has been required to be established for all deferred tax assets due to its cumulative net loss position.

        As of December 31, 2017, the Company's gross federal net operating loss carryforwards of $110.9 million will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $65.9 million that include net operating losses that will begin to expire in 2028. The Company also has R&D credit carryforwards of $1.4 million as of December 31, 2017 of which will expire at various dates beginning in 2032.

        Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

10. Income Taxes (Continued)

        Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence and cumulative losses, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until the Company has sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

        The Company had no unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Company files income tax returns in the U.S. federal and various state jurisdictions. The 2014 to 2017 tax years remain open to examination by the major taxing authorities to which the Company is subject. The Company does not expect a significant change to its unrecognized tax benefits over the next 12 months.

        The Tax and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.

        The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Act. At March 31, 2018, the Company has not completed its accounting for the tax effects of the Act, as the Company is in the process of analyzing certain aspects of the Act, obtaining information, and refining its calculations of the Act's impact. There have been no material measurement period adjustments made during the quarter ended March 31, 2018 related to the provisional amounts recorded and disclosed in the Company's Registration Statement Form S-1 and Prospectus dated May 2, 2018. The Company expects to complete the accounting for the tax effects of the Act during 2018.

11. Segment Reporting and Significant Customers

        Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

        Revenue by geographic region are as follows:

	Three Months Ended March 31,
	2018	2017
United States	$8,744	$4,508
Europe	1,298	789

Total revenue	$10,042	$5,297

        All the Company's long-lived assets are located in the United States.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

12. Loss Per Share

        Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during the period. Due to the existence of net losses for the three months ended March 31, 2018 and 2017, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

        The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended March 31,
	2018	2017
Convertible preferred stock outstanding	12,111,706	12,111,706
Convertible preferred stock warrants	657,361	423,784
Common stock options outstanding	1,975,700	1,692,859

	14,744,767	14,228,349

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential", or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

        You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q. including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

Overview

        We are a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea. Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe obstructive sleep apnea. We have developed a novel, closed-loop solution that continuously monitors a patient's breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy is indicated for patients with moderate to severe obstructive sleep apnea who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the United States must have been confirmed to fail or be unable to tolerate positive airway pressure treatments, such as CPAP, and be 22 years of age or older, though there are no similar requirements for patients in Europe.

        We sell our Inspire system to hospitals and ambulatory service centers, or ASCs, in the United States and in select countries in Europe through a direct sales organization. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-patient marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy and frequently results in patient leads. We increased the number of employees in our sales, marketing and reimbursement organizations from 63 as of March 31, 2017 to 94 as of March 31, 2018.

        Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, on a medical necessity basis for most patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. Approximately 230 commercial payors have reimbursed hospitals and ASCs for patients' treatment with our Inspire therapy through the prior authorization process. We have secured positive coverage policies from six U.S. commercial payors at the local and regional level. For the three months ended March 31, 2018, 87.1% of our revenue was derived in the United States and 12.9% was derived in Europe. No single customer accounted for more than 3% of our revenue.

        We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. In the United States, we currently ship our Inspire system from our facility in Minnesota directly to our customers on a purchase order basis. Warehousing and shipping operations for our European customers are handled by a third-party vendor with facilities located in the Netherlands. Customers do not have the right to return non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.

        Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and through our initial public offering of common stock, or IPO, which closed in May 2018. We have devoted substantially all of our resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended March 31, 2018, we generated revenue of $10.0 million with a gross margin of 77.2% and had a net loss of $6.5 million compared to revenue of $5.3 million with a gross margin of 77.4% and a net loss of $4.5 million for the three months ended March 31, 2017. Our accumulated deficit as of March 31, 2018 was $131.6 million.

        We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We intend to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-patient marketing efforts in existing and new markets throughout the United States and in Europe. We also intend to continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as Japan. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require substantial additional funding, which may include future equity and debt financings.

        On May 7, 2018, we completed our IPO by issuing 7,762,500 shares of common stock, at an offering price of $16.00 per share, for net proceeds of approximately $112.2 million after deducting underwriting discounts and commissions and offering expenses payable by us.

Components of Our Results of Operations

Revenue

        We derive primarily all of our revenue from the sale of our Inspire system to hospitals and ASCs in the United States and select countries in Europe. Recent revenue growth has been driven by, and we expect continued growth as a result of, increased patient and physician awareness of the Inspire system, additional sales representatives and an increase in approvals of prior authorization submissions. Any reversal in these recent trends, however, could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing organization to help us drive and support revenue growth and intend to continue this expansion. Moreover, we expect that our revenue growth will be positively impacted by, and to the extent, we obtain additional positive coverage policies. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors. For example, we have historically experienced seasonality in our first and fourth quarters.

Cost of Goods Sold and Gross Margin

        Cost of goods sold consists primarily of acquisition costs of the components of the Inspire system, overhead costs, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs, net of costs charged to customers. The overhead costs include the cost of material procurement and operations supervision and management personnel. We expect overhead costs as a percentage of revenue to continue to decrease as our sales volume increases. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows.

        We calculate gross margin as gross profit divided by revenue. Our gross margin has been and we expect it will continue to be affected by a variety of factors, including manufacturing costs, the average selling price of our Inspire system, the implementation of cost-reduction strategies, inventory obsolescence costs, which generally occur when new generations of our Inspire system are introduced, and to a lesser extent the sales mix between the United States and Europe as our average selling price in the United States tends to be higher than in Europe. Our gross margin may increase over the long term to the extent our production volumes increase and we receive discounts on the costs charged by our contract manufacturers, thereby reducing our per unit costs. However, our gross margin may fluctuate from quarter to quarter due to seasonality.

Selling and Marketing Expenses

        Selling and marketing expenses consist primarily of compensation for personnel, including base salaries, stock-based compensation and commissions associated with sales results, spending related to marketing, sales operations and training and reimbursement personnel. Other selling and marketing expenses include training physicians, travel expenses, advertising, direct-to-patient promotional programs, conferences, trade shows and consulting services. We expect selling and marketing expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our planned growth in revenue.

Research and Development Expenses

        Research and development expenses consist primarily of product development, engineering, clinical studies to develop and support our products, regulatory expenses, testing, consulting services and other costs associated with the next generation versions of the Inspire system. These expenses include employee compensation (including stock-based compensation), supplies, materials, consulting, and travel expenses related to research and development programs. Additionally, these expenses include clinical trial management and monitoring, payments to clinical investigators, data management and travel expenses for our various clinical trials. We expect research and development expenses to increase in the future as we develop next generation versions of our Inspire system and continue to expand our clinical studies to secure positive coverage policies from private commercial payors in the United States and enter into new markets such as Europe and Japan. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.

General and Administrative Expenses

        General and administrative expenses consist primarily of payroll and personnel-related costs, including stock-based compensation, and spending related to finance, information technology and human resource functions. Other general and administrative expenses include travel expenses, professional services fees, audit fees, insurance costs and general corporate expenses, including facilities-related expenses. We expect our general and administrative expenses will significantly increase as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. Additionally, we anticipate increased expenses related to audit, legal, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs associated with being a public company. We also expect to see an increase in our stock-based compensation expense with the establishment of a new equity plan in connection with our IPO and related grants either in the form of restricted stock or options.

Other Expense, Net

        Other expense, net consists primarily of interest expense payable under our credit facility. Other items include interest income and fair value adjustments related to convertible preferred stock warrants, which are accounted for as a liability and marked-to-market at each reporting period. Immediately prior to the closing of our IPO, our outstanding convertible preferred stock warrants automatically converted into warrants to purchase shares of our common stock.

Results of Operations

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$10,042	$5,297
Cost of goods sold	2,294	1,196

Gross profit	7,748	4,101
Gross margin	77.2%	77.4%
Operating expenses:
Selling and marketing	9,868	5,745
Research and development	1,730	1,593
General and administrative	1,345	887

Total operating expenses	12,943	8,225

Operating loss	(5,195)	(4,124)
Other expense, net	1,306	357

Net loss	$(6,501)	$(4,481)

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

        Revenue increased $4.7 million, or 89.6%, to $10.0 million for the three months ended March 31, 2018 compared to $5.3 million for the three months ended March 31, 2017. The increase was attributable to an increase in sales of our Inspire system of $4.2 million in the United States and an increase of $0.5 million in Europe, primarily in Germany.

        Revenue information by region is summarized as follows:

	Three Months Ended March 31,
	2018		2017
					Change 2018 / 2017
		% of Revenue		% of Revenue
	Amount		Amount		$	%
	(in thousands, except percentages)
United States	$8,744	87.1%	$4,508	85.1%	$4,236	94.0%
Europe	1,298	12.9	789	14.9	509	64.5

Total revenue	$10,042	100.0%	$5,297	100.0%	$4,745	89.6%

        Revenue generated in the United States was $8.7 million for the three months ended March 31, 2018, an increase of $4.2 million or 94.0% over the three months ended March 31, 2017. Revenue growth in the United States was primarily due to increased market penetration in existing territories, the expansion of our sales representatives into new territories, increased physician and patient awareness of our Inspire system, increased prior authorization approvals, and an increase in our average selling price.

        Revenue generated in Europe was $1.3 million in the three months ended March 31, 2018, an increase of $0.5 million or 64.5% over the three months ended March 31, 2017. Revenue growth in Europe was primarily due to increased market penetration in existing territories and increased physician and patient awareness of our Inspire system.

Cost of Goods Sold and Gross Margin

        Cost of goods sold increased $1.1 million, or 91.7%, to $2.3 million for the three months ended March 31, 2018 compared to $1.2 million for the three months ended March 31, 2017. The increase was primarily due to increased costs to purchase manufactured products due to higher sales volume of our Inspire system.

        Gross margin decreased to 77.2% for the three months ended March 31, 2018 compared to 77.4% for the three months ended March 31, 2017. The decrease in gross margin was due primarily to the anticipated introduction of the fourth generation Inspire system in Europe, which received CE mark for commercialization on April 3, 2018, resulting in excess inventory costs of the previous generation Inspire system.

Selling and Marketing Expenses

        Selling and marketing expenses increased $4.1 million, or 71.8%, to $9.9 million for the three months ended March 31, 2018 compared to $5.7 million for the three months ended March 31, 2017. The increase in selling and marketing expenses was primarily due to an increase of $2.2 million and $0.3 million related to compensation, travel and other employee-related expenses of our U.S. and European sales and marketing organizations, respectively, primarily as a result of increased headcount. Other drivers included an increase of $0.8 million of direct-to-patient marketing programs, trade show and conference expenses, an increase of $0.3 million due to increased physician training costs and an increase of $0.2 million of expenses related to increased headcount in our reimbursement organization.

Research and Development Expenses

        Research and development expenses increased $0.1 million, or 8.6%, to $1.7 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017. The increase in research and development expenses was primarily attributable to higher research study costs of $0.2 million partially offset by lower product development costs and consulting costs of $0.1 million.

General and Administrative Expenses

        General and administrative expenses increased $0.4 million, or 51.7%, to $1.3 million for the three months ended March 31, 2018 compared to $0.9 million for the three months ended March 31, 2017. The primary driver of this increase was an increase of $0.2 million related to legal fees, financial audit fees, insurance costs, out-sourced information technology services and facilities costs. In addition, general and administrative expenses increased $0.2 million due to compensation, travel and other employee-related expenses for administrative personnel.

Other Expense, Net

        Other expense, net increased $1.0 million, or 276.3%, to $1.3 million for the three months ended March 31, 2018 compared to $0.3 million for the three months ended March 31, 2017. The increase in other expense, net was due to an increase in interest expense of $0.2 million related to additional borrowings under our credit facility and the fair value adjustment of $0.8 million of our outstanding convertible preferred stock warrants, which are accounted for as a liability and marked-to-market at each reporting period.

Seasonality

        Historically, we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. We have experienced and may in the future experience higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. In the first quarter of each year in Europe, we have experienced and may in the future experience reduced demand for our Inspire therapy as Neue Untersuchungs- und Behandlungsmethoden, or NUB, coverage status is being determined and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy.

Liquidity and Capital Resources

        As of March 31, 2018, we had cash, cash equivalents and short-term investments of $17.9 million and an accumulated deficit of $131.6 million, compared to cash, cash equivalents and short-term investments of $16.1 million and an accumulated deficit of $125.1 million as of December 31, 2017. On May 7, 2018, we completed our IPO by issuing 7,762,500 shares of common stock, at an offering price of $16.00 per share, for net proceeds of approximately $112.2 million after deducting underwriting discounts and commissions and offering expenses payable by us. Prior to our IPO, our primary sources of capital were from private placements of our convertible preferred securities, sales of our Inspire system and amounts borrowed under credit facilities. Since inception and prior to the IPO, we raised a total of $119.1 million in net proceeds from private placements of our convertible preferred securities. In August 2015, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford Finance, for up to $25.5 million of debt financing. As of March 31, 2018, we had $24.5 million of outstanding borrowings under the credit facility.

        We believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, however, we may seek to sell additional equity or make additional borrowings under a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our Inspire therapy.

Cash Flows

        The following table presents a summary of our cash flow for the periods indicated:

	Three months ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,418)	$(5,360)
Investing activities	425	(206)
Financing activities	8,185	25,432

Net increase in cash and cash equivalents	$2,192	$19,866

Operating Activities

        The net cash used in operating activities was $6.4 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $6.5 million, an increase in net operating assets of $1.0 million and non-cash charges of $1.1 million. Net operating assets consisted primarily of accounts receivable and inventory to support the growth of our operations and accrued compensation as annual bonuses were paid. The increase in net operating assets was also attributed to the increase in prepaid expenses and other assets and accounts payable associated with IPO offering costs which were not paid during the three months ended March 31, 2018. Non-cash charges consisted primarily of the change in fair value of preferred stock warrants, depreciation and stock-based compensation.

        The net cash used in operating activities was $5.4 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $4.5 million, a decrease in net operating assets of $1.0 million and non-cash charges of $0.1 million. Net operating assets consisted primarily of accounts receivable to support the growth of our operations and accrued compensation as annual bonuses were paid. Non-cash charges consisted primarily of depreciation and stock-based compensation.

Investing Activities

        Net cash provided by investing activities for the three months ended March 31, 2018 was $0.4 million and consisted primarily of net proceeds from short-term investments of $0.4 million.

        Net cash used in investing activities was $0.2 million for the three months ended March 31, 2017 and consisted entirely of purchases of property and equipment.

Financing Activities

        Net cash provided by financing activities was $8.2 million for the three months ended March 31, 2018 and consisted primarily of borrowings of $8.0 million under our credit facility and $0.2 million in proceeds from the exercise of stock options.

        Net cash provided by financing activities was $25.4 million for the three months ended March 31, 2017 and consisted primarily of $25.0 million of net proceeds from the issuance of Series F convertible preferred stock, borrowings of $1.0 million under our credit facility less $0.5 million of expenses.

Indebtedness

        In August 2015, we entered into a loan and security agreement with Oxford Finance, as lender and collateral agent. The loan and security agreement initially provided for a term A loan facility in the amount of $15.5 million, which was fully funded on the closing date, and a term B loan facility in an amount of at least $3.5 million but no more than $10.0 million, to be available in the future subject to our achievement of certain revenue milestones. We refer to our term A loan facility and our term loan B facility together as our credit facility. In February 2017, we amended the loan and security agreement to, among other things, increase borrowings under the term A loan facility by $1.0 million, increase the minimum amount of the term B loan facility to $5.0 million and reduce the maximum amount of the term B loan facility to $9.0 million. On February 7, 2018, we borrowed $8.0 million under the term B loan facility.

        The credit facility is secured by substantially all of our personal property other than our intellectual property. Outstanding borrowings under the credit facility bear interest at an annual rate equal to the greater of (i) 7.95% and (ii) the sum of (a) the 30-day U.S. LIBOR rate on the last business day of the month that immediately precedes the month in which such interest will accrue, plus (b) 6.90%. We are required to make monthly payments of interest only through March 1, 2019, or the interest-only period; provided that the interest-only period will be extended to March 1, 2020 if we have revenue, measured on a trailing 12-month basis as of December 31, 2018, of at least $25.0 million. Following the interest-only period, we will be required to make monthly payments of interest and principal in 36 consecutive monthly installments (or 24 consecutive monthly installments if the interest-only period is extended to March 1, 2020). Outstanding borrowings under the credit facility mature on February 1, 2022. On the maturity date, in addition to our regular monthly payments of principal and accrued interest, we will be required to make a payment of 5.0% (or 5.5% if the interest-only period has been extended to March 1, 2020) of the total amount borrowed under the credit facility, which we refer to as the Final Payment, unless we have not already made such payment in connection with an acceleration or prepayment of borrowings under the credit facility.

        Borrowings under the term A loan facility are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 1.5% if such borrowings are prepaid prior to February 24, 2019 and 1.00% if such borrowings are prepaid on or after February 24, 2019. The Final Payment is being accrued over the life of the credit facility and will be due at the earlier of maturity or prepayment. Borrowings under the term B loan facility are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 2.5% if the such borrowings are prepaid prior to February 7, 2019, 1.5% if such borrowings are prepaid on or after February 7, 2019 but prior to February 7, 2020 and 1.00% if such borrowings are on or after February 7, 2020. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. We were in compliance with all covenants under the credit facility as of March 31, 2018.

        In August 2015, we issued to Oxford Finance warrants to purchase 12,404 and 17,176 shares, respectively, of our Series E convertible preferred stock, having an exercise price of $2.62 per share. In February 2017 and February 2018, we issued warrants to Oxford Finance to purchase 29,197 and 233,577 shares, respectively, of our Series F convertible preferred stock, having an exercise price of $1.37 per share. Each of the warrants described above has a term of 10 years.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

        There have been no material changes to our contractual obligations from those described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 4, 2018.

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 4, 2018. The Company has reviewed and determined that those critical accounting policies and estimates remain the Company's critical accounting policies and estimates as of and for the three months ended March 31, 2018.

Recent Accounting Pronouncements

        We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our unaudited consolidated financial statements included elsewhere in this report, such standards will not have a significant impact on our consolidated financial statements or do not otherwise apply to our operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices. We do not currently use or plan to use financial derivatives in our investment portfolio. Additionally, the interest rate for our outstanding debt is variable. If overall interest rates had increased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Credit Risk

        As of March 31, 2018 and December 31, 2017, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

        Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals in the United States and Europe, primarily in Germany. No single customer represented more than 3% of our accounts receivable as of March 31, 2018.

Foreign Currency Risk

        The majority of our business is currently conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Inflation Risk

        Inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin and selling and marketing and operating expenses as a percentage of our revenue if the selling prices of our products do not increase as much as or more than these increased costs.

Item 4.    Controls and Procedures.

Limitations on effectiveness of controls and procedures

        In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not party to any material legal proceedings.

Item 1A.    Risk Factors.

        Investing in our common stock involves a high degree of risk. These risks include, but are not limited to, those described below, each of which may be relevant to an investment decision. You should carefully consider the risks described below, together with the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. The realization of any of the following risks could have a significant adverse effect on our reputation, business, financial condition, results of operations and growth, and our ability to accomplish our strategic objectives. In that event, the trading price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our reputation, business, financial conditions, results of operations and growth, and our ability to accomplish our strategic objectives.

Risks Related to Our Business

We have incurred significant operating losses since inception, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability. We have limited history operating as a commercial company.

        We have incurred net losses since our inception in 2007. For the three months ended March 31, 2018, we had net losses of $6.5 million. As of March 31, 2018, we had an accumulated deficit of $131.6 million. To date, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and through our IPO, of common stock, which closed in May 2018. We have devoted substantially all of our resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities.

        We first commercialized our Inspire system in certain European markets in 2011 and in the United States in 2014 and therefore do not have a long history operating as a commercial company. Since 2011, our revenue has been derived, and we expect it to continue to be derived, primarily from sales of our Inspire system. Because of its recent commercial introduction, our Inspire system has limited product and brand recognition. In addition, demand for our Inspire system may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of our Inspire system, or from any products we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows.

        We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our Inspire system to significantly penetrate existing or new markets would negatively affect our business, financial condition and results of operations.

Our revenue is primarily generated from sales of our Inspire system and we are therefore highly dependent on it for our success.

        We began selling our Inspire system in 2011 in certain European countries and in 2014 in the United States. Sales of our Inspire system accounted for primarily all of our revenue for the three months ended March 31, 2018. We expect that sales of our Inspire system will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by patients, physicians and sleep centers, among others, of our Inspire therapy to treat moderate to severe OSA in patients who are unable to use or get consistent benefit from CPAP. Some physicians may have prior history with or a preference for other treatment options, such as positive airway pressure devices, surgical treatments or oral appliances, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with our Inspire therapy. Patients may not adopt our Inspire therapy if, among other potential reasons, their airway anatomy would not allow for effective treatment with Inspire therapy, they are reluctant to receive an implantable device as opposed to an alternative, non-implantable treatment, they are worried about potential adverse effects of our Inspire system, such as infection, discomfort from the stimulation or tongue soreness or weakness, or they are unable to obtain adequate third-party coverage or reimbursement for our Inspire therapy.

        We cannot assure you that our Inspire therapy will achieve broad market acceptance among physicians and patients. Any failure of the Inspire system to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

If patients or physicians are not willing to change current practices to adopt our Inspire therapy to treat moderate to severe OSA, our Inspire therapy may fail to gain increased market acceptance, and our business will be adversely affected.

        Our primary strategy to grow our revenue is to drive an increase in the adoption of our Inspire therapy to treat patients with moderate to severe OSA who are unable to use or get consistent benefit from CPAP. While the number of physicians prescribing our Inspire therapy has increased in recent years, there is a significant group of physicians who have not yet adopted our Inspire therapy, and additional physicians may choose not to adopt our Inspire therapy for a number of reasons, including:

  •
  lack of availability of adequate third-party payor coverage or reimbursement;

  •
  lack of experience with our products and with upper airway neurostimulation as a treatment alternative;

  •
  our inability to convince key opinion leaders to provide recommendations regarding our Inspire therapy, or to convince physicians, patients and healthcare payors that our Inspire therapy is an attractive alternative to other treatment options;

  •
  perceived inadequacy of evidence supporting clinical benefits or cost-effectiveness of our Inspire therapy over existing alternatives;

  •
  a perception among some physicians of patients' inability to tolerate the surgical procedure required to implant our Inspire system;

  •
  liability risks generally associated with the use of new products and procedures; and

  •
  the training required to use new products.

        We focus our sales, marketing and training efforts primarily on ENT physicians and sleep physicians. However, physicians from other disciplines, including cardiologists, pulmonologists, electrophysiologists and primary care physicians, as well as other medical professionals, such as dentists, nurse practitioners and physician assistants, are often the initial point of contact for patients with OSA.

These physicians and other medical professionals commonly screen and treat patients with moderate to severe OSA, and are likely to prescribe more conventional second-line treatment methods for patients who are unable to use or obtain consistent benefit from CPAP. We believe that educating physicians in these disciplines and other medical professionals about the clinical merits and patient benefits of our Inspire therapy as a treatment for moderate to severe OSA is a key element of increasing the adoption of our Inspire therapy. If additional physicians or other medical professionals do not adopt, or existing physician customers cease prescribing our Inspire therapy for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

        In addition, patients may not be able to adopt or may choose not to adopt our Inspire therapy if, among other potential reasons, their airway anatomy would not allow for effective treatment with Inspire therapy, they are reluctant to receive an implantable device as opposed to an alternative, non-implantable treatment, they are worried about potential adverse effects of our Inspire system, such as infection, discomfort from the stimulation or tongue soreness or weakness, or they are unable to obtain adequate third-party coverage or reimbursement.

If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our Inspire system, or any future products we may seek to commercialize, our commercial success may be severely hindered.

        We currently derive primarily all of our revenue from sales of our Inspire system and expect this to continue for the foreseeable future. The primary customers for our products are hospitals and ambulatory surgery centers, or ASCs. Our customers typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used and bill patients for any deductibles or co-payments. Many third-party payors do not currently cover our products and the related procedures because they have determined that our products and the related procedures are experimental or investigational. When our products and the related procedures are reimbursed, they are reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial insurers, on a medical necessity basis for most patients covered by Medicare and under U.S. government contract for patients who are treated by the Veterans Health Administration. Customers that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor's coding, billing or coverage policies were not followed. Our customers typically must directly bill patients enrolled with these third-party payors for the costs and fees associated with the procedures in which our products are used. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

        Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor. Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies will provide coverage for procedures in which our products are used. If we are not successful in reversing existing non-coverage policies, or if third-party payors that currently cover or reimburse our products and related procedures reverse or limit their coverage in the future, or if other third-party payors issue similar policies, this could have a material adverse effect on our business.

        Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States and in international markets. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have an adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

Third-party payors and physicians who do not cover or use our Inspire system may require additional clinical data prior to adopting or maintaining coverage of our Inspire system.

        Our success depends on physician and third-party payor acceptance of our Inspire therapy as an effective treatment option for patients with moderate to severe OSA. If physicians or payors do not find our body of published clinical evidence and data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for our products. Currently, there are a number of large third-party payors that have determined upper airway neurostimulation to be experimental or investigational and therefore do not cover it at this time.

        In addition, the long-term effects of upper airway neurostimulation with our Inspire system beyond five years are not yet known. Certain physicians, hospitals, ASCs and payors may prefer to see longer-term safety and efficacy data than we have produced. We cannot provide assurance that any data that we or others may generate in the future will be consistent with that observed in our existing clinical studies.

The training required for physicians to use our Inspire system could reduce the market acceptance of our products.

        As with any new method or technique, physicians must undergo a thorough training program before they are qualified to perform the surgery to implant our Inspire system. Physicians could experience difficulty with the technique necessary to successfully insert the device and may not achieve the technical competency necessary to complete the training program. Even after successfully completing the training program, physicians could still experience difficulty implanting our Inspire system and, as a result, limit its use significantly in their practice or cease utilizing it altogether.

        In addition, we may experience difficulty growing the number of physicians who complete our training program if patient demand is low, if the length of time necessary to train each physician is longer than expected, if the capacity of our sales representatives to train physicians is less than expected or if we are unable to sufficiently grow our sales organization. All of these events would lead to fewer trained physicians qualified to implant our Inspire system, which could negatively affect our business, financial condition and results of operations and impair our ability to grow our business.

We currently compete and will in the future continue to compete against other companies, some of which have longer operating histories, more established products or greater resources than we do, which may prevent us from achieving increased market penetration and improved operating results.

        The medical technology industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have historically dedicated and will continue to dedicate significant resources to promoting their products or developing new products or methods to treat moderate to severe OSA. We consider our primary competition to be other neurostimulation technologies designed to treat OSA. Though we are currently the only such technology approved for commercialization in the United States by the FDA, we currently compete outside the United States with ImThera (now a part of LivaNova), which produces an open-loop neurostimulation device, and are aware that it is currently conducting clinical trials of its device in the United States. We also believe other emerging businesses are in the early stages of developing neurostimulation devices designed to treat OSA. In addition, we also compete, both within and outside of the United States, with invasive surgical treatment options such as UPPP and MMA and, to a lesser extent, oral appliances, which are primarily used in the treatment of mild to moderate OSA.

        In addition, our Inspire therapy is approved for use as a second-line therapy in the treatment of moderate to severe OSA in patients who cannot use or obtain consistent benefit from CPAP. If one or more CPAP device manufacturers successfully develop a CPAP device that is more effective, better tolerated or otherwise results in better compliance by patients, or if improvements in other second-line therapies make them more effective, cost effective, easier to use or otherwise more attractive than our Inspire therapy, sales of our Inspire system could be significantly and adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if other companies are successful in developing neurostimulation devices that are approved for a broader range of indications than our Inspire system, we will be at a further competitive disadvantage, which could also affect our business, financial condition and results of operations.

        Many of the companies against which we compete may have competitive advantages with respect to primary competitive factors in the OSA treatment market, including:

  •
  greater company, product and brand recognition;

  •
  superior product safety, reliability and durability;

  •
  better quality and larger volume of clinical data;

  •
  more effective marketing to and education of patients, physicians and sleep centers;

  •
  greater product ease of use and patient comfort;

  •
  more sales force experience and greater market access;

  •
  better product support and service;

  •
  more advanced technological innovation, product enhancements and speed of innovation;

  •
  more effective pricing and revenue strategies;

  •
  lower procedure costs to patients;

  •
  more effective reimbursement teams and strategies;

  •
  dedicated practice development; and

  •
  more effective clinical training teams.

        Most of the other OSA treatments against which we compete have a greater penetration into the OSA treatment market. Oral appliances and other surgical treatments are better known to ENT physicians, sleep centers and the other physicians on whom we rely for referrals.

        We also compete with other medical technology companies to recruit and retain qualified sales, training and other personnel, including members of our in-house prior authorization team.

        In addition, though there are currently no pharmacologic therapies approved to treat OSA, we may in the future face competition from pharmaceutical companies that develop such therapies. We also expect to experience increased competition in the future as other companies develop and commercialize competing neurostimulation devices. Any of these companies may also have the competitive advantages described above.

Our long-term growth depends on our ability to enhance our Inspire system, expand our indications and develop and commercialize additional products.

        It is important to our business that we continue to enhance our Inspire system and develop and introduce new products. Developing products is expensive and time-consuming and could divert management's attention away from our core business. The success of any new product offering or product enhancements to our Inspire system will depend on several factors, including our ability to:

  •
  properly identify and anticipate physician and patient needs;

  •
  develop and introduce new products and product enhancements in a timely manner;

  •
  avoid infringing upon the intellectual property rights of third-parties;

  •
  demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;

  •
  obtain the necessary regulatory clearances or approvals for expanded indications, new products or product modifications;

  •
  be fully FDA-compliant with marketing of new devices or modified products;

  •
  provide adequate training to potential users of our products;

  •
  receive adequate coverage and reimbursement for procedures performed with our products; and

  •
  develop an effective and dedicated sales and marketing team.

        If we are not successful in expanding our indications and developing and commercializing new products and product enhancements, our ability to increase our revenue may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.

        Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. One such factor includes seasonal variations in our sales. We have experienced and may in the future experience higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. In the first quarter of each year in Europe, we have experienced and may in the future experience reduced demand for our Inspire therapy as Neue Untersuchungs- und Behandlungsmethoden, or NUB, coverage status is being determined and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy.

        Other factors that may cause fluctuations in our quarterly and annual results include:

  •
  patient and physician adoption of our Inspire therapy;

  •
  changes in coverage policies by third-party payors that affect the reimbursement of procedures using our products;

  •
  timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

  •
  unanticipated pricing pressure;

  •
  the hiring, retention and continued productivity of our sales representatives;

  •
  our ability to expand the geographic reach of our sales and marketing efforts;

  •
  our ability to obtain regulatory clearance or approval for any products in development or for our current products for additional indications or in additional countries outside the United States;

  •
  results of clinical research and trials on our existing products and products in development;

  •
  delays in receipt of anticipated purchase orders;

  •
  delays in, or failure of, component and raw material deliveries by our suppliers; and

  •
  positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.

        Because our quarterly and annual results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business and should only be relied upon as one factor in determining how our business is performing. These fluctuations may also increase the likelihood that we will not meet our forecasted performance, which could negatively affect the market price for our common stock.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our Inspire system and manage our inventory.

        To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for our Inspire system. Our ability to accurately forecast demand for our Inspire system could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our Inspire system or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our Inspire system, our third-party contract manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or our third-party manufacturers may not be able to allocate sufficient capacity in order to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for our Inspire system and our results of operations.

        We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions. As a result, we are subject to the risk that a portion of our inventory will become obsolete or expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

We rely on a limited number of third-party suppliers and contract manufacturers for the manufacture and assembly of our products, and a loss or degradation in performance of these suppliers and contract manufacturers could have a material adverse effect on our business, financial condition and results of operations.

        We rely on third-party suppliers and contract manufacturers for the raw materials and components used in our Inspire system and to manufacture and assemble our products. The suppliers that provide certain materials and components, including Integer and Cirtec, are sole suppliers. These sole suppliers, and any of our other suppliers or our third-party contract manufacturers, may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While our suppliers and contract manufacturers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any change in or termination of our relationships with these third parties, or if our manufacturers are unable to obtain the materials they need to produce our products at consistent prices or at all, we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.

        While we believe replacement suppliers and manufacturers exist for all materials, components and services necessary to manufacture our Inspire system, establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance specifications of our Inspire system or could require that we modify its design. Even if we are able to find replacement suppliers or third-party contract manufacturers, we will be required to verify that the new supplier or third-party manufacturer maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Furthermore, our contract manufacturers could require us to move to another one of their production facilities or use alternative materials or components. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay and which may not be obtained at all. While we seek to maintain sufficient levels of inventory as discussed above, those inventories may not fully protect us from supply interruptions.

        If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of our Inspire system, the supply of our products to customers and the development of any future products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

        Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our Inspire system to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our Inspire system and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our Inspire system on a timely basis.

Consolidation in the healthcare industry or group purchasing organizations could lead to demands for price concessions, which may affect our ability to sell our products at prices necessary to support our current business strategies.

        Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payors. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may create more requests for pricing concessions in the future. Additionally, group purchasing organizations, independent delivery networks and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals and ASCs. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products.

We have limited experience marketing and selling our Inspire system, and if we are unable to expand, manage and maintain our direct sales and marketing organization we may not be able to generate revenue growth.

        We began selling our Inspire system in certain European markets in 2011, and in the United States in 2014. As a result, we have limited experience marketing and selling our Inspire system. We currently sell our Inspire system through a direct sales force that targets ENT physicians and sleep centers in the United States and Europe, and also utilize various direct-to-patient marketing initiatives, including paid search, radio, social media and online videos. As of March 31, 2018, our direct sales and marketing organization, including reimbursement personnel, consisted of 94 employees, having increased from 63 employees as of March 31, 2017. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our Inspire system and obtain reimbursement for it, our revenue may be adversely affected.

        In order to generate future revenue growth, we plan to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. Additionally, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales and reimbursement personnel with significant industry experience and technical knowledge of implantable devices and related products. Because the competition for their services is high, we cannot assure you we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales and reimbursement personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our Inspire system, which could have an adverse effect on our business, financial condition and results of operations.

To successfully market and sell our Inspire system in markets outside of the United States, we must address many international business risks with which we have limited experience.

        Sales in markets outside of the United States accounted for approximately 12.9% of our revenue for the three months ended March 31, 2018. Our strategy is to increase our international presence in Europe, including Germany and the Netherlands, as well as other international markets, such as Japan, which may further increase our revenue from markets outside the United States. International sales are subject to a number of risks, including:

  •
  difficulties in staffing and managing our international operations;

  •
  increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;

  •
  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

  •
  reduced or varied protection for intellectual property rights in some countries;

  •
  export restrictions, trade regulations, and foreign tax laws;

  •
  fluctuations in currency exchange rates;

  •
  foreign certification and regulatory clearance or approval requirements;

  •
  difficulties in developing effective marketing campaigns in unfamiliar foreign countries;

  •
  customs clearance and shipping delays;

  •
  political, social, and economic instability abroad, terrorist attacks, and security concerns in general;

  •
  preference for locally produced products;

  •
  potentially adverse tax consequences, including the complexities of foreign value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;

  •
  the burdens of complying with a wide variety of foreign laws and different legal standards; and

  •
  increased financial accounting and reporting burdens and complexities.

        If one or more of these risks are realized, our business, financial condition and results of operations could be adversely affected.

We rely on our own direct sales force for our Inspire system, which may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

        We rely on our own direct sales force, which as of March 31, 2018 consisted of 29 representatives in the United States and 7 representatives in Europe, to market and sell our Inspire system. Some of our competitors rely predominantly on independent sales agents and third party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our Inspire system, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to manage our growth effectively.

        Our past growth has provided, and our future growth may create, challenges for our organization. From March 31, 2017 to March 31, 2018, the number of our employees increased from 86 to 121. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. As a public company, we will need to support managerial, operational, financial and other resources. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures. If we fail to manage these challenges effectively, there may be an adverse effect on our business, financial condition and results of operations.

Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.

        Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our management team, particularly our Chief Executive Officer and President and the rest of our senior management, and other key personnel. Although we have entered into employment letter agreements with all of our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore have an adverse effect on our business. In addition, we do not carry any "key person" insurance policies that could offset potential loss of service under applicable circumstances.

        Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

We face the risk of product liability claims that could be expensive, divert management's attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.

        Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is cleared or approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our Inspire system is designed to affect, and any future products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our Inspire system could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our Inspire system causes, or merely appears to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our Inspire system, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

  •
  costs of litigation;

  •
  distraction of management's attention from our primary business;

  •
  the inability to commercialize our Inspire system or new products;

  •
  decreased demand for our Inspire system;

  •
  damage to our business reputation;

  •
  product recalls or withdrawals from the market;

  •
  withdrawal of clinical trial participants;

  •
  substantial monetary awards to patients or other claimants; or

  •
  loss of sales.

        While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have a material adverse effect on our business, financial condition and results of operations.

        Although we have product liability and clinical study liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

If the quality of our Inspire system does not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.

        In the course of conducting our business, we must adequately address quality issues that may arise with our Inspire system, including defects in third-party components included in our Inspire system. Although we have established internal procedures designed to minimize risks that may arise from quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our Inspire system does not live up to the expectations of physicians or patients as a result of the patient's use of the product. For example, battery life will vary based on usage and therapy settings. Based on STAR trial therapy settings at the 12-month endpoint, the battery in our current generation neurostimulator is generally expected to last for approximately 11 years, but it may not last that long if a patient's use of the device or chosen level of stimulation is greater than expected. The minimum estimated longevity based on STAR trial results is seven years. If the quality of our Inspire system does not meet the expectations of physicians or patients, then our brand and reputation with those physicians or patients, or our business, financial condition and results of operations, could be adversely affected.

If we choose to acquire new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner.

        Our success depends, in part, on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Accordingly, although we have no current commitments with respect to any acquisition or investment, we may in the future pursue the acquisition of, or joint ventures relating to, complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to successfully complete any future acquisitions or joint ventures, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees related thereto. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will be adversely affected. In addition, any amortization or charges resulting from the costs of acquisitions could increase our expenses.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

        Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our Inspire system, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

Failure of a key information technology system, process or site could have an adverse effect on our business.

        We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing materials from suppliers, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, which could have an adverse effect on our business. Furthermore, any breach in our IT systems could lead to the unauthorized access, disclosure and use of non-public information, including information from our ADHERE patient registry or other patient information, which is protected by HIPAA and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

        In addition, we accept payments for many of our sales through credit and debit card transactions, which are handled through a third-party payment processor. As a result, we are subject to a number of risks related to credit and debit card payments. As a result of these transactions, we pay interchange and other fees, which may increase over time and could require us to either increase the prices we charge for our Inspire system or experience an increase in our costs and expenses. In addition, as part of the payment processing process, we transmit our customers' credit and debit card information to our third-party payment processor. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers' credit or debit card information if the security of our third-party credit card payment processor is breached. We and our third-party credit card payment processor are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processor fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, and there may be an adverse effect on our business.

If our facilities are damaged or become inoperable, we will be unable to continue to research, develop and supply our Inspire system and, as a result, there will be an adverse effect on our business until we are able to secure a new facility and rebuild our inventory.

        We do not have redundant facilities. We perform substantially all of our research and development and back office activity and maintain all our finished goods inventory in a single location in Maple Grove, Minnesota. Our facility, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

        As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act, or the FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. In addition, the U.K. Bribery Act of 2010, or the Bribery Act, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.

        We are in the process of implementing policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. We cannot assure you, however, that our policies and procedures are or will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.

        As of March 31, 2018, we had $24.5 million of indebtedness outstanding under our credit facility with Oxford Finance.

        In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.

        In addition, the agreement governing the credit facility contains, and any agreements evidencing or governing other future indebtedness may contain, certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants limit our ability to, among other things:

  •
  convey, sell, lease, transfer, assign, dispose of or otherwise make cash payments consisting of all or any part of our business or property;

  •
  effect certain changes in our business, management, ownership or business locations;

  •
  merge or consolidate with, or acquire all or substantially all of the capital stock or assets of, any other company;

  •
  create, incur, assume or be liable for any additional indebtedness, or create, incur, allow or permit to exist any additional liens;

  •
  pay cash dividends on, make any other distributions in respect of, or redeem, retire or repurchase, any shares of our capital stock;

  •
  make certain investments; and

  •
  enter into transactions with our affiliates.

        While we have not previously breached and are not currently in breach of these or any of the other covenants contained in our credit agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, our lender may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We bear the risk of warranty claims on our Inspire system.

        We bear the risk of warranty claims on our Inspire system. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

We may need substantial additional funding beyond our existing cash resources and may be unable to raise capital when needed, which could force us to delay or reduce our commercialization efforts or product development programs.

        We believe that our existing cash, cash equivalents, short-term investments and revenue will be sufficient to meet our capital requirements and fund our operations for at least 12 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

  •
  patient, physician and market acceptance of our Inspire therapy;

  •
  the scope, rate of progress and cost of our current or future clinical studies;

  •
  the cost of our research and development activities;

  •
  the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;

  •
  the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

  •
  the cost and timing of additional regulatory clearances or approvals;

  •
  the cost and timing of establishing additional sales and marketing capabilities;

  •
  costs associated with any product recall that may occur;

  •
  the effect of competing technological and market developments;

  •
  the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions; and

  •
  the costs of operating as a public company.

        Any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds by selling additional shares of our common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock, the issuance of such securities will result in dilution to our stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible into or exercisable or exchangeable for shares of our common stock, in future transactions may be higher or lower than the price per share paid by previous investors in our common stock. Furthermore, investors purchasing any securities we may issue in the future may have rights superior to the rights of current holders of our common stock.

        In addition, any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us.

        Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third-parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our business, financial condition and results of operations.

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to certain limitations.

        In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change," generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.

Risks Related to Government Regulation

Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.

        We and our products are subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

        The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or approvals; withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

We may not receive the necessary clearances or approvals for our future products or expanded indications, and failure to timely obtain necessary clearances or approvals for our future products or expanded indications would adversely affect our ability to grow our business.

        An element of our strategy is to continue to upgrade our products, add new features and expand the indications and uses for our current products. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act,

or the FDCA, or approval of a pre-market approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is "substantially equivalent" to a legally-marketed "predicate" device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be "substantially equivalent," the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, which was required for our Inspire system, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

        Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA's 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

        In the United States, we have obtained approval of our Inspire system through the PMA pathway. Any modification to the Inspire system that has not been previously approved may require us to submit a new PMA or PMA supplement and obtain FDA approval prior to implementing the change. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

        The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

  •
  our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;

  •
  the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;

  •
  serious and unexpected adverse device effects experienced by participants in our clinical trials;

  •
  the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

  •
  our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

  •
  the manufacturing process or facilities we use may not meet applicable requirements; and

  •
  the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

        In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new approvals, increase the costs of compliance or restrict our ability to maintain our current approval. For example, as part of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several "Medical Device Regulatory Improvements" and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance and approval. Some of these proposals and reforms could impose additional regulatory requirements upon us that could delay our ability to obtain new approvals, increase the costs of compliance or restrict our ability to maintain our current approval.

        In order to sell our products in member countries of the EEA our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC) and the Active Implantable Medical Devices Directive (Council Directive 90/385/EEC). Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene, or CE, mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a member state of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

        As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EEA.

Modifications to our products may require us to obtain new PMA approvals or approvals of a PMA supplement, and if we market modified products without obtaining necessary approvals, we may be required to cease marketing or recall the modified products until required approvals are obtained.

        Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to FDA. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

        Even though we have obtained approval for the Inspire system, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of PMA approval. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation.

        In addition, the PMA approval for our Inspire system was subject to several conditions of approval, including a post-market long-term study and extended follow-up of the pre-market study cohort. Though we believe we have complied with these conditions to date, any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. Failure to conduct the required studies in accordance with institutional review board, or IRB, and informed consent requirements, or adverse findings in these studies, could also be grounds for withdrawal of approval of the PMA.

        The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory approval to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

  •
  untitled letters or warning letters;

  •
  fines, injunctions, consent decrees and civil penalties;

  •
  recalls, termination of distribution, administrative detention, or seizure of our products;

  •
  customer notifications or repair, replacement or refunds;

  •
  operating restrictions or partial suspension or total shutdown of production;

  •
  delays in or refusal to grant our requests for future PMA approvals or foreign regulatory approvals of new products, new intended uses, or modifications to existing products;

  •
  withdrawals or suspensions of our current PMA or foreign regulatory approvals, resulting in prohibitions on sales of our products;

  •
  FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and

  •
  criminal prosecution.

        Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.

Our products must be manufactured in accordance with federal and state regulations, and we or any of our suppliers or third-party manufacturers could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.

        The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA's Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

        Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA's refusal to grant pending or future clearances or approvals for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us or our employees.

        Any of these actions could significantly and negatively affect supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

If treatment guidelines for OSA change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for one or more of our products.

        If treatment guidelines for OSA changes or the standard of care for this condition evolves, we may need to redesign the applicable product and seek new approvals from the FDA. Our PMA approvals from the FDA are based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable, the clinical utility of one or more of our products could be diminished and our business could be adversely affected.

The misuse or off-label use of our Inspire system may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

        Our Inspire system has been approved by the FDA for specific indications. We train our marketing personnel and direct sales force to not promote our Inspire system for uses outside of the FDA-approved indications for use, known as "off-label uses." We cannot, however, prevent a physician from using our Inspire system off-label, when in the physician's independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our Inspire system off-label. Furthermore, the use of our Inspire system for indications other than those approved by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

        If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

        In addition, physicians may misuse our Inspire system or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our Inspire system is misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Similarly, in an effort to decrease costs, physicians may also reuse our Inspire system despite it being intended for a single use or may purchase reprocessed Inspire systems from third-party reprocessors in lieu of purchasing a new Inspire system from us, which could result in product failure and liability. As described above, product liability claims could divert management's attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

        We are subject to the FDA's medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device approval, seizure of our products or delay in clearance or approval of future products.

        The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA's authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

        Depending on the corrective action we take to redress a product's deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals for the device before we may market or distribute the corrected device. Seeking such approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

        Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

If we do not obtain and maintain international regulatory registrations or approvals for our products, we will be unable to market and sell our products outside of the United States.

        Sales of our products outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we may not receive regulatory approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA approval, and requirements for such registrations, clearances or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.

        Regulatory approval by the FDA does not ensure registration, clearance or approval by regulatory authorities in other countries, and registration, clearance or approval by one or more foreign regulatory authorities does not ensure registration, clearance or approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining registration or regulatory clearance or approval in one country may have a negative effect on the regulatory process in others.

Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to manufacture, market or distribute our products after clearance or approval is obtained.

        From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

        On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.

        The Medical Devices Regulation will, however, only become applicable three years after publication (in 2020). Once applicable, the new regulations will among other things:

  •
  strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

  •
  establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

  •
  improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

  •
  set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;

  •
  strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

        These modifications may have an effect on the way we conduct our business in the EEA.

We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

        There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We may also be subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $74,792 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

  •
  the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. These laws can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. Private individuals can bring False Claims Act "qui tam" actions, on behalf of the government and such individuals, commonly known as "whistleblowers," may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

  •
  the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary's decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

  •
  the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

  •
  the federal Physician Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, or CHIP, to report annually to the DHHS Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $55,910 per violation, not to exceed $1.68 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and

  •
  analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the EU General Data Protection Regulation, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

        These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

        To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management's attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to. If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, disgorgement and the curtailment or restructuring of our operations.

We may be subject to, or may in the future become subject to, U.S., state, and foreign laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

        In the conduct of our business, we may at times process personal data, including health-related personal data. The U.S. federal government and various states have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information of individuals. We may also be subject to U.S. federal rules, regulations and guidance concerning data security for medical devices, including guidance from the FDA. State privacy and security laws vary from state to state and, in some cases, can impose more restrictive requirements than U.S. federal law. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to individuals for misuse of personal information.

        The European Union, or EU, also has laws and regulations dealing with the collection, use and processing of personal data obtained from individuals in the EU, which are often more restrictive than those in the United States and which restrict transfers of personal data to the United States unless certain requirements are met. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this Framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S., and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the EU General Data Protection Regulation, or GDPR, as well as current challenges to these mechanisms in the European courts.

        Any actual or perceived failure by us or the third parties with whom we work to comply with privacy or security laws, policies, legal obligations or industry standards, or any security incident that results in the unauthorized release or transfer of personally identifiable information, may result in governmental enforcement actions and investigations including by European Data Protection Authorities and U.S. federal and state regulatory authorities, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers, their patients and other healthcare professionals to lose trust in us, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

        The laws in the EU are under reform and from May 25, 2018 onwards, we will be subject to the requirements of the GDPR because we are processing personal data in the EU and/or offering goods to, or monitor the behavior of, individuals in the EU. The GDPR implements more stringent administrative requirements for controllers and processors of personal data, including, for example, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, additional obligations when we contract with service providers, more robust rights for individuals over their personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. If we do not comply with our obligations under the GDPR, we could be exposed to significant fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, could harm our business, financial condition and results of operations.

        In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the Affordable Care Act was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the Affordable Care Act:

  •
  imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (described in more detail below), although the effective rate paid may be lower. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020;

  •
  established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;

  •
  implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

  •
  expanded the eligibility criteria for Medicaid programs.

        We do not yet know the full impact that the Affordable Care Act will have on our business. The taxes imposed by the Affordable Care Act and the expansion in the government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our Inspire system, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition and results of operations. The Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Most recently, the Tax Cuts and Jobs Act of 2017 was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. Additionally, all or a portion of the Affordable Care Act and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.

        In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians' participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

        We expect additional state and federal healthcare policies and reform measures to be adopted in the future, any of which could limit reimbursement for healthcare products and services or otherwise result in reduced demand for our Inspire system or additional pricing pressure and have a material adverse effect on our industry generally and on our customers. Any changes of, or uncertainty with respect to, future coverage or reimbursement rates could affect demand for our Inspire system, which in turn could impact our ability to successfully commercialize our Inspire system and could have a material adverse effect on our business, financial condition and results of operations.

Our business involves the use of hazardous materials and our third-party manufacturers must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

        Our third-party manufacturers' activities may involve the controlled storage, use and disposal of hazardous materials. Our manufacturers are subject to federal, state, local and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe the safety procedures of our manufacturers for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our manufacturers' use of these materials and interrupt their business operations which could adversely affect our business.

The clinical trial process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes. If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.

        We have obtained PMA approval for our Inspire system. In order to obtain PMA approval for a device, the sponsor must conduct well-controlled clinical trials designed to assess the safety and efficacy of the product candidate. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

        Successful results of pre-clinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of our products. The data we collect from our pre-clinical studies and clinical trials may not be sufficient to support FDA clearance or approval, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance or approval to market our products.

        In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the CE mark in the European Union; the submission to the FDA of an investigational device exemption, or IDE, application to commence a pivotal clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

        Clinical trials are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. The clinical trials supporting the PMA application for our Inspire system involved 126 randomized patients. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals or clearances of new product lines, or for the approval of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events during that could adversely affect the costs, timing or successful completion of our clinical trials, including:

  •
  we may be required to submit an IDE application to FDA, which must become effective prior to commencing human clinical trials, and FDA may reject our IDE application and notify us that we may not begin investigational trials;

  •
  regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;

  •
  regulators and/or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

  •
  we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

  •
  clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

  •
  the number of subjects or patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;

  •
  our third-party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

  •
  we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

  •
  we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;

  •
  regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;

  •
  the cost of clinical trials may be greater than we anticipate;

  •
  clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;

  •
  we may be unable to recruit a sufficient number of clinical trial sites;

  •
  regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

  •
  approval policies or regulations of FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval; and

  •
  our current or future products may have undesirable side effects or other unexpected characteristics.

        Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians' and patients' perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor's product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.

        Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities' legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice, or cGMP, requirements and other regulations. Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

        Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and efficacy of our system or any product we may develop in the future would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that product or indication for use. Even if our future products are cleared or approved in the United States, commercialization of our products in foreign countries would require approval by regulatory authorities in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Intellectual Property Matters

If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

        Our commercial success will depend in part on our success in obtaining and maintaining issued patents, trademarks and other intellectual property rights in the United States and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

        Some of our intellectual property rights depend on a licensing agreement with a third party, and our patent coverage includes protection provided by licensed patents. Many of these licensed patents are over ten years old and the standard life of a patent is 20 years from its initial filing date. If in the future we no longer have rights to one or more of these licensed patents, our patent coverage may be compromised, which in turn could affect our ability to protect our Inspire system or defend against competitors.

        We own numerous issued patents and pending patent applications that relate to our system. As of March 31, 2018, we had rights to 22 issued U.S. patents, 22 issued foreign patents, 19 pending U.S. patent applications and 34 pending foreign patent applications. Assuming all required fees are paid, issued U.S. patents owned by us will expire between 2018 and 2035.

        We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our Inspire system, any additional features we develop for our Inspire system or any new products. Other parties may have developed technologies that may be related or competitive to our system, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. Proceedings challenging our patents could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to commercialize our products.

        Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors could purchase our Inspire system and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our patents, or develop and obtain patent protection for more effective technologies, designs or methods. We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

        Our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor's or potential competitor's product. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

        In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our Inspire system are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our products, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

        The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

  •
  any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our Inspire system;

  •
  any of our pending patent applications will issue as patents;

  •
  we will be able to successfully commercialize our products on a substantial scale, if approved, before our relevant patents we may have expire;

  •
  we were the first to make the inventions covered by each of our patents and pending patent applications;

  •
  we were the first to file patent applications for these inventions;

  •
  others will not develop similar or alternative technologies that do not infringe our patents; any of our patents will be found to ultimately be valid and enforceable;

  •
  any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

  •
  we will develop additional proprietary technologies or products that are separately patentable; or

  •
  our commercial activities or products will not infringe upon the patents of others.

        We rely, in part, upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and consultants that obligate them to assign their inventions to us and have non-compete agreements with some, but not all, of our consultants. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or affect our stock price.

        Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of others. Significant litigation regarding patent rights occurs in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of patents issued to third parties. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Third parties may, in the future, assert claims that we are employing their proprietary technology without authorization, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. As we continue to commercialize our products in their current or updated forms, launch new products and enter new markets, we expect competitors may claim that one or more of our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved, and the uncertainty of litigation may increase the risk of business resources and management's attention being diverted to patent litigation. We have, and we may in the future, receive letters or other threats or claims from third parties inviting us to take licenses under, or alleging that we infringe, their patents.

        Moreover, we may become party to future adversarial proceedings regarding our patent portfolio or the patents of third parties. Such proceedings could include supplemental examination or contested post-grant proceedings such as review, reexamination, inter partes review, interference or derivation proceedings before the U.S. Patent and Trademark Office and challenges in U.S. District Court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. The legal threshold for initiating litigation or contested proceedings may be low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. We may also occasionally use these proceedings to challenge the patent rights of others. We cannot be certain that any particular challenge will be successful in limiting or eliminating the challenged patent rights of the third party.

        Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

  •
  stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;

  •
  lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others; incur significant legal expenses;

  •
  pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;

  •
  pay the attorney's fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;

  •
  redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and infeasible; and

  •
  attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all, or from third parties who may attempt to license rights that they do not have.

        Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which may be increased up to three times of awarded damages) and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. We could encounter delays in product introductions while we attempt to develop alternative methods or products. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products.

        In addition, we generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

        In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

We may be unable to enforce our intellectual property rights throughout the world.

        The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

        Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property.

Third parties may assert ownership or commercial rights to inventions we develop.

        Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. We have written agreements with collaborators that provide for the ownership of intellectual property arising from our collaborations. In addition, we may face claims by third parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in that intellectual property. Either outcome could harm our business and competitive position.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

        We employ individuals who previously worked with other companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property or personal data, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Recent changes in U.S. patent laws may limit our ability to obtain, defend and/or enforce our patents.

        Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The U.S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

        However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock

        The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

  •
  the volume and timing of sales of our products;

  •
  the introduction of new products or product enhancements by us or others in our industry;

  •
  disputes or other developments with respect to our or others' intellectual property rights;

  •
  our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;

  •
  product liability claims or other litigation;

  •
  quarterly variations in our results of operations or those of others in our industry;

  •
  media exposure of our products or of those of others in our industry;

  •
  changes in governmental regulations or in reimbursement;

  •
  changes in earnings estimates or recommendations by securities analysts; and

  •
  general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

        In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.

        In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management's attention and resources from our business.

We are an "emerging growth company" and the reduced disclosure requirements applicable to "emerging growth companies" may make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." In particular, while we are an "emerging growth company" (1) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on financial statements, (3) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (4) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

        We may remain an "emerging growth company" until as late as December 31, 2023, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an "emerging growth company" earlier under certain circumstances, including if (1) we have more than $1.07 billion in annual revenue in any fiscal year, (2) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (3) we issue more than $1.0 billion of non-convertible debt over a three-year period.

        The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

Because we have opted to take advantage of the JOBS Act provision which allows us to delay implementing new accounting standards, our financial statements may not be directly comparable to other public companies.

        Pursuant to the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Because we have elected to take advantage of this provision of the JOBS Act, our financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that these sales may occur, could result in a decrease in the market price of our common stock. As of June 7, 2018, 13,490,719 shares of our common stock are restricted as a result of securities laws or 180-day lock-up agreements (which may be waived, with or without notice, by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC) but will be able to be sold beginning 180 days after the date of the initial public offering of our common stock, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. Moreover, holders of an aggregate of up to 12,505,232 shares of our common stock, including shares of our common stock issuable upon the conversion of the shares of our convertible preferred stock immediately prior to the closing of the initial public offering of our common stock, will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up agreements referred to above.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

        Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, controlled approximately 56.4% of our outstanding common stock immediately upon the closing of the initial public offering of our common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the Company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or our assets, and might affect the prevailing market price of our common stock due to investors' perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

We have incurred and expect to continue to incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.

        We have incurred and expect to continue to incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of the NYSE. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to maintain directors' and officers' liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of being a publicly traded company may adversely affect our business, financial condition and results of operations.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

        To comply with the requirements of being a public company, we will need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls when we become subject to this requirement could negatively affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may be unable to remain listed on the NYSE.

        Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an "emerging growth company," as defined in the JOBS Act, depending on whether we choose to rely on certain exemptions set forth in the JOBS Act.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

        Upon the closing of the initial public offering of our common stock, we became subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

        These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws that became effective upon the closing of the initial public offering of our common stock may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

  •
  our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

  •
  our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

  •
  our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

  •
  a special meeting of stockholders may be called only by the chairman of our board of directors, our chief executive officer or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

  •
  our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

  •
  our board of directors may alter certain provisions of our bylaws without obtaining stockholder approval;

  •
  the approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors is required to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

  •
  stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of our Company; and

  •
  our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

        Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

        Our amended and restated certificate of incorporation that became effective upon the closing of the initial public offering of our common stock provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, this provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the agreement governing our credit facility precludes, and any future debt agreements may preclude, us from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

        The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

The impact of the Tax Reform Bill could have a negative effect on us or our stockholders.

        On December 20, 2017, the U.S. Congress passed the Tax Cuts and Jobs Act of 2017 (H.R. 1), or the Tax Reform Bill, and on December 22, 2017, President Trump signed the Tax Reform Bill into law. The Tax Reform Bill makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. There is significant uncertainty as to the impact of the Tax Reform Bill on us and on any investment in our common stock. You should consult with your tax advisor with respect to the status of U.S. tax reform and its potential effect on your investment in our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

        On February 7, 2018, we issued 233,577 ten-year warrants to purchase our Series F preferred shares of stock at an exercise price of $1.37 per share to Oxford Finance, which became exercisable for 35,124 shares of our common stock immediately prior to the closing of our IPO on May 7, 2018.

Use of Proceeds

        On May 2, 2018, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-224176), as amended, filed in connection with our IPO (the "Registration Statement"). Pursuant to the Registration Statement, we registered the offer and sale of 6,750,000 shares of our common stock with an aggregate offering price of approximately $108.0 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC acted as representatives of the underwriters for the offering. On May 3, 2018, the underwriters fully exercised their option to purchase 1,012,500 additional shares of common stock pursuant to the underwriting agreement. On May 7, 2018, we issued and sold 7,762,500 shares of our common stock at a price to the public of $16.00 per share. Upon completion of the IPO on May 7, 2018, we received net proceeds of approximately $112.2 million, after deducting the underwriting discount of $8.7 million and offering expenses of $3.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

        The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds of approximately $112.2 million from our IPO have been invested in short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated May 2, 2018, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 3.    Defaults Upon Senior Securities.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        Not applicable.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018
3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018
4.1	Form of Certificate of Common Stock	S-1/A	333-224176	4.1	4/23/2018
4.2	Fifth Amended and Restated Investor Rights Agreement, dated October 25, 2016, among Inspire Medical Systems, Inc. and the Investors Party thereto	S-1	333-224176	4.2	4/6/2018
4.3	Amendment No. 1 to Fifth Amended and Restated Investor Rights Agreement, dated April 20, 2018, among Inspire Medical Systems, Inc. and the Investors Party thereto	S-1/A	333-224176	4.3	4/23/2018
4.4	Form of Warrant to Purchase Series C Preferred Stock or Series E Preferred Stock, dated November 16, 2012, August 5, 2013 or June 27, 2014, issued by Inspire Medical Systems, Inc. to Oxford Finance LLC, together with a schedule of material differences	S-1	333-224176	4.3	4/6/2018
4.5	Form of Warrant to Purchase Series C Preferred Stock or Series E Preferred Stock, dated November 16, 2012, August 5, 2013 or June 27, 2014, issued by Inspire Medical Systems, Inc. to Silicon Valley Bank, together with a schedule of material differences	S-1	333-224176	4.4	4/6/2018
4.6	Form of Warrant to Purchase Series E Preferred Stock or Series F Preferred Stock, dated August 7, 2015, February 24, 2017 or February 7, 2018, issued by Inspire Medical Systems, Inc. to Oxford Finance LLC, together with a schedule of material differences	S-1	333-224176	4.5	4/6/2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.
Date: June 7, 2018	By:	/s/ TIMOTHY P. HERBERT Timothy P. Herbert President, Chief Executive Officer and Director (principal executive officer)
Date: June 7, 2018	By:	/s/ RICHARD BUCHHOLZ Richard Buchholz Chief Financial Officer (principal financial officer and principal accounting officer)