Form 10-Q
period 2018-06-30
Inspire Medical Systems, Inc.
filed 2018-08-07
CIK 1609550

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or
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

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

        As of July 31, 2018, the registrant had 21,353,830 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

INSPIRE MEDICAL SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$121,853	$8,955
Short-term investments	2,107	7,188
Accounts receivable, net of allowances of $47	4,488	3,858
Inventories	3,548	3,670
Prepaid expenses and other assets	1,032	426

Total current assets	133,028	24,097
Property and equipment, cost	1,846	1,804
Less: accumulated depreciation	(981)	(810)

Property and equipment, net	865	994

Total assets	$133,893	$25,091

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,245	$2,998
Accrued expenses	4,195	4,032
Accrued interest	182	117
Current portion of notes payable	2,722	—

Total current liabilities	9,344	7,147
Notes payable	21,974	16,460
Preferred stock warrants	—	157

Total long-term liabilities	21,974	16,617
Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 shares and 76,894,620 shares authorized at June 30, 2018 and December 31, 2017, respectively; none and 76,235,050 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	119,106
Common Stock, $0.001 par value per share; 200,000,000 shares and 110,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 21,352,974 and 1,272,360 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	21	1
Additional paid-in capital	239,996	7,305
Accumulated other comprehensive loss	—	—
Accumulated deficit	(137,442)	(125,085)

Total stockholders' equity	102,575	1,327

Total liabilities and stockholders' equity	$133,893	$25,091

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRE MEDICAL SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$10,938	$6,042	$20,980	$11,339
Cost of goods sold	2,102	1,376	4,396	2,572

Gross profit	8,836	4,666	16,584	8,767
Operating expenses:
Selling and marketing	10,733	6,506	20,601	12,251
Research and development	1,735	1,743	3,465	3,336
General and administrative	2,005	801	3,350	1,688

Total operating expenses	14,473	9,050	27,416	17,275

Operating loss	(5,637)	(4,384)	(10,832)	(8,508)
Other expense (income):
Interest income	(348)	(46)	(408)	(64)
Interest expense	550	422	1,935	796
Other expense (income), net	17	(4)	(2)	(3)

Total other expense	219	372	1,525	729

Loss before income taxes	(5,856)	(4,756)	(12,357)	(9,237)
Income taxes	—	—	—	—

Net loss	(5,856)	(4,756)	(12,357)	(9,237)
Other comprehensive loss:
Unrealized gains on short-term investments	—	—	—	—

Total comprehensive loss	$(5,856)	$(4,756)	$(12,357)	$(9,237)

Net loss per share, basic and diluted	$(0.43)	$(4.14)	$(1.66)	$(8.04)

Weighted average common shares used to compute net loss per share, basic and diluted	13,543,558	1,150,092	7,448,955	1,149,333

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRE MEDICAL SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(12,357)	$(9,237)
Adjustments to reconcile net loss:
Depreciation and amortization	188	99
Accretion of debt discount	339	146
Stock-based compensation expense	324	108
Change in the fair value of preferred stock warrants	595	—
Changes in operating assets and liabilities:
Accounts receivable	(630)	(424)
Inventories	122	345
Prepaid expenses and other assets	(607)	(69)
Accounts payable	(753)	177
Accrued expenses	227	(532)

Net cash used in operating activities	(12,552)	(9,387)
Investing activities
Purchases of property and equipment	(59)	(226)
Purchases of short-term investments	(5,138)	—
Proceeds from sales or maturities of short-term investments	10,220	—

Net cash provided by (used in) investing activities	5,023	(226)
Financing activities
Proceeds from issuance of notes payable	8,000	458
Proceeds from the exercise of stock options	386	9
Proceeds from sale of common stock	112,041	—
Proceeds from sale of preferred stock	—	24,968

Net cash provided by financing activities	120,427	25,435

Increase in cash and cash equivalents	112,898	15,822
Cash and cash equivalents at beginning of period	8,955	6,685

Cash and cash equivalents at end of period	$121,853	$22,507

Supplemental cash flow information
Cash paid for interest	$893	$643
Issuance of preferred stock warrants	103	4

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts)

1. Organization

Description of Business

        Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe obstructive sleep apnea. We have developed a novel, closed-loop solution that continuously monitors a patient's breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy received premarket approval ("PMA") from the United States ("U.S.") Food and Drug Administration ("FDA") in April 2014 and has been commercially available in certain European markets since November 2011.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the SEC. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2017 included in our Registration Statement on Form S-1 and Prospectus dated May 2, 2018. The condensed balance sheet at December 31, 2017 was derived from the audited financial statements.

        In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reverse Stock Split

        In connection with our initial public offering of common stock ("IPO"), our board of directors and stockholders approved a 1-for-6.650 reverse stock split of our common stock. The reverse stock split became effective on April 20, 2018. The par value of the common stock was not adjusted as a result of the reverse stock split. Adjustments corresponding to the reverse stock split were made to the ratio at which the convertible preferred stock will convert into common stock immediately prior to the closing of the IPO. Accordingly, all share and per-share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the conversion ratio of the convertible preferred stock.

Initial Public Offering

        On May 7, 2018, we completed our IPO by issuing 7,762,500 shares of common stock, at an offering price of $16.00 per share, for net proceeds of approximately $112.0 million after deducting underwriting discounts and commissions and offering expenses payable by us. In connection with the IPO, our outstanding shares of convertible preferred stock were automatically converted into an aggregate of 12,111,706 shares of common stock, and our outstanding warrants to purchase shares of

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 100,558 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $855 to additional paid-in capital ("APIC").

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. We use significant judgment when making estimates related to the allowance for doubtful accounts, inventory reserves and the valuations of our common stock, share-based awards, and certain of our previously outstanding preferred stock warrants. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

JOBS Act Accounting Election

        As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 ("the JOBS Act"), we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Cash and Cash Equivalents

        We consider all highly liquid securities, readily convertible to cash, that mature within 90 days or less from the date of purchase to be cash equivalents. The carrying amount reported in the balance sheets for cash is cost, which approximates fair value.

Short-term Investments

        At June 30, 2018 and December 31, 2017, our short-term investments consisted of commercial paper and corporate bonds which are classified as available-for-sale and had maturities less than one year. Short-term investments are reported at their estimated fair market value which approximates cost. Any unrealized gains and losses are reported in accumulated other comprehensive loss. We had no accumulated other comprehensive loss balance at June 30, 2018 or December 31, 2017.

Fair Value of Financial Instruments

        We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and certain of our previously outstanding preferred stock warrants. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

  Level 3—Unobservable inputs that are supported by little or no market activities, which would require us to develop our own assumptions.

        We use the methods and assumptions described below in determining the fair value of our financial instruments.

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

        The following tables sets forth by level within the fair value hierarchy our assets and liabilities that are reported at fair value as of June 30, 2018 and December 31, 2017. As required by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement, assets and liabilities are classified in their entirety based on the lowest level of

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

input that is significant to the fair value measurement. The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2018
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$120,031	$120,031	$—	$—
Commercial paper	500	—	500	—

Total cash equivalents	120,531	120,031	500	—
Short-term investments:
Commercial paper	$997	$—	$997	—
Corporate bonds	1,110	—	1,110	—

Total short-term investments	2,107	—	2,107	—

Total assets	$122,638	$120,031	$2,607	$—

	Fair Value Measurements as of December 31, 2017
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$6,446	$6,446	$—	$—
Commercial paper	1,099	—	1,099	—

Total cash equivalents	7,545	6,446	1,099	—
Short-term investments:
Commercial paper	$5,384	$—	$5,384	—
Corporate bonds	1,804	—	1,804	—

Total short-term investments	7,188	—	7,188	—

Total assets	$14,733	$6,446	$8,287	$—

Liabilities
Preferred stock warrants	$157	$—	$—	$157

        There were no transfers in and out of Level 1 and Level 2 fair value measurements during the periods ended June 30, 2018 and December 31, 2017.

        The recurring Level 3 fair value measurements of our preferred stock warrant liabilities use the Black-Scholes option pricing model and value of the respective class of our convertible preferred stock (see Note 7), which is unobservable. All other assumptions included in the model are observable Level 1 inputs.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        The following table provides a reconciliation of the beginning and ending balances of our preferred stock warrant liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$978	$57	$157	$53
Initial fair value of preferred stock warrants issued	—	—	103	4
Reclassified to equity	(855)	—	(855)	—
Change in fair value of preferred stock warrants	(123)	—	595	—

Balance at end of period	$—	$57	$—	$57

        Changes in the fair value of the preferred stock warrant liability were recorded in other expenses on the condensed statements of operations and comprehensive loss. In connection with the closing of the IPO in May 2018, warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to APIC.

Concentration of Credit Risk

        Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents and accounts receivable. We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms, and dispersion of our customer base. We generally do not require collateral, and losses on accounts receivable have historically been within management's expectations.

        Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of June 30, 2018 and December 31, 2017, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.

Allowance for Doubtful Accounts

        We record an allowance for doubtful accounts for accounts receivable deemed uncollectible. We evaluate the collectability of our accounts receivable based on known collection risks and historical experience. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit ratings), we record a specific allowance for bad debts against amounts due to reduce the carrying amount of accounts receivable to the amount we reasonably believe will be collected.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on the estimated forecast of future product demand, product life cycles, including expiration of inventory prior to sale, and introduction of new products. The reserve for excess and obsolete inventory was $779 and $518 as of June 30, 2018 and December 31, 2017, respectively.

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

Impairment of Long-lived Assets

        Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during the six months ended June 30, 2018 and 2017.

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, product shipment has occurred, or there are no further obligations yet to be performed, pricing is fixed or determinable, and collection is reasonably assured. We make reasonable assumptions regarding the future collectability of amounts receivable from customers to determine whether the revenue recognition criteria have been met. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer are not recorded as revenue. In general, our standard terms and conditions of sale do not allow for product returns. Sales returns have been limited to damaged product and have not been material. We expense shipping and handling costs as incurred and include them in the cost of goods sold. In those cases where shipping and handling costs are billed to customers, we classify the amounts billed as a component of cost of goods sold.

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

Common Stock Valuation and Stock-Based Compensation

        We maintain an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.

        We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with FASB ASC Topic 718, Stock Compensation ("ASC 718"). ASC 718 requires all equity-based compensation awards to employees and nonemployee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model. We use the value of our common stock to determine the fair value of restricted shares.

        We account for restricted stock and common stock options issued to nonemployees under FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees. As such, the value of such options is periodically remeasured and income or expense is recognized over their vesting terms. Compensation cost related to awards with service-based vesting schedules is recognized using the straight-line method. We determine the fair value of the restricted stock and common stock granted to nonemployees as either the fair value of the consideration received or the fair value of the equity instruments issued. We have not granted any share-based awards to our consultants.

        The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (i) the expected share price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to us, including stage of product development and focus on the life science industry. We use the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

        We expense the fair value of our equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received. We measure equity-based compensation awards granted to nonemployees at fair value as the awards vest and recognize the resulting value as compensation expense at each financial reporting period. We account for award forfeitures as they occur.

Advertising Expenses

        We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $1.9 million and $1.3 million during the three months ended June 30, 2018 and 2017, respectively, and $3.8 million and $2.3 million during the six months ended June 30, 2018 and 2017, respectively.

Income Taxes

        We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As we have historically incurred operating losses, we have recorded a full valuation allowance against our net deferred tax assets, and there is no provision for income taxes. Our policy is to record interest and penalties expense related to uncertain tax positions as other expense in the statements of operations and comprehensive loss.

Comprehensive Loss

        Comprehensive loss consists of net loss and changes in unrealized gains and losses on short-term investments classified as available-for-sale, if any. Accumulated other comprehensive loss is presented in the accompanying balance sheets as a component of stockholders' equity, if any.

Loss Per Share

        Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of convertible preferred stock, stock options and warrants were antidilutive in those periods.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. Under the original pronouncement, ASU 2014-09 would have been effective for our annual reporting periods beginning January 1, 2018. In August 2015, the FASB issued ASU No. 2015-14, which formally defers the effective date of the new revenue standard by one year. As a result, the updated revenue guidance will be effective for our annual reporting periods beginning January 1, 2019, and early adoption is permitted as of the original effective date contained within the original standard. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 is intended to reduce complexity surrounding the presentation of deferred taxes within the balance sheet. Specifically, ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet, effectively eliminating the requirement to allocate deferred taxes between current and non-current amounts. The new guidance does not permit companies to offset deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This guidance was effective January 1, 2018 and did not significantly impact our financial statements and related disclosures.

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 will require entities that lease assets to recognize the rights and obligations associated with those leases on their balance sheets. The guidance will be effective for our annual reporting period beginning January 1, 2020, with early adoption permitted. We are evaluating the impact this standard will have on our financial statements and related disclosures.

        In March 2016, the FASB issued No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which changes how companies will account for certain aspects of share-based payments to employees. As part of the new guidance, entities will be required to record the impact of income taxes arising from share-based compensation when awards vest or are settled within earnings as part of income tax expense rather than recorded as part of APIC and will eliminate the requirement that excess tax benefits be realized prior to recognition. Additionally, the guidance requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Additionally, companies will be required to make an accounting policy election at the time of adoption of the new guidance to either account for forfeitures of share-based awards in a manner similar to today's requirements (i.e., estimating the number of awards expected to be forfeited at the grant date and adjusting the estimate when awards are actually forfeited), or recognizing forfeitures as they occur with no estimate of forfeitures determined at the grant date. Companies will also be able to set a maximum statutory tax rate as it pertains to share-based awards it net settles on

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

behalf of its employees. This will provide companies a greater ability to retain equity-award accounting treatment. Entities will apply the provisions of ASU 2016-09 using a modified retrospective transition approach, with a cumulative-effect adjustment booked to retained earnings as of the beginning of the period of adoption. This guidance was effective for us on January 1, 2018 and did not significantly impact our financial statements and related disclosures.

        We have reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

3. Composition of Certain Financial Statement Items

Inventories

	June 30, 2018	December 31, 2017
Raw materials	$1,118	$1,323
Finished goods	2,430	2,347

Total inventories, net of reserves	$3,548	$3,670

Property and Equipment

	June 30, 2018	December 31, 2017
Computer equipment and software	$333	$351
Furniture and office equipment	148	137
Manufacturing equipment	1,150	1,108
Research and development equipment	30	30
Leasehold improvements	185	178

Property and equipment, cost	1,846	1,804
Less: accumulated depreciation and amortization	(981)	(810)

Property and equipment, net	$865	$994

        Depreciation and amortization expense was $98 and $56 during the three months ended June 30, 2018 and 2017, respectively, and $188 and $99 during the six months ended June 30, 2018 and 2017, respectively.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

3. Composition of Certain Financial Statement Items (Continued)

Accrued Expenses

	June 30, 2018	December 31, 2017
Payroll and commissions payable	$2,728	$2,871
Vacation	915	723
Other accrued expenses	552	438

Total accrued expenses	$4,195	$4,032

4. Long-Term Debt

Credit Facility

        In August 2015, we entered into a loan and security agreement, which provided for a term A loan facility in the amount of $15.5 million, the proceeds of which were used to refinance the $12.0 million of borrowings outstanding under our original credit facility, and a term B loan facility in an amount between $3.5 million and $10.0 million, subject to our achievement of certain revenue milestones. Amounts outstanding under the credit facility bore interest at a fixed rate of 7.95% per annum.

        In February 2017, we amended the loan and security agreement. Under the loan and security agreement, as amended, and subject to the limitation noted below, amounts outstanding under the credit facility bear interest at a floating interest rate equal to the greater of 7.95% or LIBOR plus 6.9% per annum. Upon execution of the amendment, we borrowed an additional $1.0 million under the term A loan portion of the credit facility, receiving net proceeds of $0.5 million, net of expenses, for a total of $16.5 million outstanding under the credit facility and reduced borrowings available under the term B loan facility to $9.0 million. In connection with the execution of the amendment to the loan and security agreement, we issued 29,197 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share.

        On February 7, 2018, we borrowed an additional $8.0 million under the term B loan facility portion of the credit facility. After receipt of the $8.0 million, we had a total of $24.5 million outstanding under the credit facility, which bears interest at a floating interest rate equal to the greater of 7.95% or LIBOR plus 6.9% per annum. All amounts borrowed under the credit facility are interest-only through March 1, 2019, after which we will make monthly payments of principal and interest through March 1, 2022; provided that the interest-only period will be extended to March 1, 2020 if we have revenue, measured on a trailing 12-month basis as of December 31, 2018, of at least $25.0 million. In connection with this borrowing, we issued 233,577 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share.

        In addition to the principal and interest payments, under the credit facility, we are required to pay a final payment fee of 5.0% on all amounts outstanding, which is being accreted using the effective interest rate method over the term of the loan and security agreement and shall be due at the earlier of maturity or prepayment. If we repay all the amounts borrowed under the term A loan facility on or prior to maturity, we will also be required to pay a prepayment fee equal to 1.5% if such borrowings are prepaid after February 24, 2018 but prior to February 24, 2019, and 1.00% if such borrowings are prepaid on or after February 24, 2019. Borrowings under the term B loan facility are prepayable at our

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

4. Long-Term Debt (Continued)

option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 2.5% if the such borrowings are prepaid prior to February 7, 2019, 1.5% if such borrowings are prepaid on or after February 7, 2019 but prior to February 7, 2020 and 1.00% if such borrowings are on or after February 7, 2020.

        The credit facility includes affirmative and restrictive covenants and events of default, including the following events of default: payment defaults, breaches of covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender's security interest or in the value of the collateral, a material adverse change in the business, operations, or condition of us or any of our subsidiaries, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 5.00% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement.

        Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of June 30, 2018.

        We paid debt issuance costs of $72 in connection with our entry into the loan and security agreement in August 2015. The costs are being amortized over the term of the loan using the effective interest rate method. We also issued preferred stock warrants in connection with our borrowings under our credit facilities (see Note 7).

        Expected future principal payments for the credit facility are as follows:

Year ending December 31:
2018 (remaining)	$—
2019	6,805
2020	8,167
2021	8,167
2022	1,361

Total expected future principal payments	$24,500

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

5. Commitments

Operating Lease

        We rent office space under an operating lease that expires on March 31, 2019. The lease allows us to terminate the lease any time after March 31, 2017 without a penalty.

        Future minimum annual operating lease payments are as follows:

Year ending December 31:
2018 (remaining)	$97
2019	48

Total future operating lease payments	$145

        Rent expense was $48 for both the three months ended June 30, 2018 and 2017, and $100 and $87 during the six months ended June 30, 2018 and 2017, respectively.

Purchase Commitments

        As of June 30, 2018 and December 31, 2017, we had commitments to suppliers for inventory purchases totaling $16.3 million and $9.0 million, respectively, of which $0.0 million and $0.4 million, respectively, was committed to Medtronic, a related party.

6. Employee Retirement Plan

        We sponsor an employee retirement plan covering all of our full-time employees. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. We may elect to make a voluntary contribution to the plan. We have not made contributions since inception.

7. Stockholders' Equity

Authorized Shares

        As of December 31, 2017, we had authorized 186,894,620 shares of stock, of which 110,000,000 shares were designated as common stock and 76,894,620 shares were designated as Series A, B, C, D, E, and F preferred stock. All stock had a par value of $0.001 per share.

        Upon the closing of the IPO in May 2018, and as of June 30, 2018, we had authorized 210,000,000 shares of stock, of which 200,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. All stock has a par value of $0.001 per share.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

7. Stockholders' Equity (Continued)

Preferred Stock

        A summary of preferred stock and its terms as of December 31, 2017, is as follows:

Series	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference per Share	8% Dividend per Share	Conversion Price per Share
A	5,375,507	5,375,507	$5,037	$1.00	$0.08	$6.65
B	8,706,909	8,706,909	15,913	1.84	0.15	9.91
C	14,091,589	13,829,906	14,949	1.07	0.09	7.12
D	5,683,292	5,683,292	6,043	1.07	0.09	7.12
E	15,373,091	15,267,175	39,848	2.62	0.21	15.16
F	27,664,232	27,372,261	37,316	1.37	0.11	9.11

Total	76,894,620	76,235,050	$119,106

        In connection with the IPO in May 2018, the 76,235,050 shares of convertible preferred stock were converted into 12,111,706 shares of common stock, resulting in the reclassification of the related convertible preferred stock of $119.1 million to common stock and APIC. As of June 30, 2018, no preferred stock had been issued.

        The dividend per share on the convertible preferred stock was only payable when and if declared by the Board of Directors.

        We issued 5,375,507 shares of Preferred Stock, Series A, with an original issue price of $1.00 per share. Each share of Series A Preferred Stock was convertible into 0.1504 shares of common stock. The conversion price was subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Each share of Series A Preferred Stock entitled the holder to vote on all matters submitted to holders of common stock, and each share of Series A Preferred Stock had the number of votes equal to the number of shares of common stock into which it may have been converted.

        We issued 8,706,909 shares of Preferred Stock, Series B, with an original issue price of $1.84 per share. Each share of Series B Preferred Stock was convertible into 0.1855 shares of common stock. The conversion price was subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Ownership of Series B Preferred Stock entitled the holder to vote on all matters submitted to holders of common stock. Each share of Series B Preferred Stock had the number of votes equal to the number of shares of common stock into which it may have been converted.

        We issued 13,829,906 shares of Preferred Stock, Series C, with an original issue price of $1.07 per share. Each share of Series C Preferred Stock was convertible into 0.1504 shares of common stock. The conversion price was subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Each share of Series C Preferred Stock entitled the holder to vote on all matters submitted to holders of common stock, and each share of Series C Preferred Stock had the number of votes equal to the number of shares of common stock into which it may have been converted.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

7. Stockholders' Equity (Continued)

        We issued 5,683,292 shares of Preferred Stock, Series D, with an original issue price of $1.07 per share. Each share of Series D Preferred Stock was convertible into 0.1504 shares of common stock. The conversion price was subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Each share of Series D Preferred Stock entitled the holder to vote on all matters submitted to holders of common stock, and each share of Series D Preferred Stock had the number of votes equal to the number of shares of common stock into which it may have been converted.

        In March 2014, we raised $39.8 million, net of stock issuance costs, through the issuance of 15,267,175 shares of Series E Preferred Stock, with an original issue price of $2.62 per share. Each share of Series E Preferred Stock was convertible into 0.1728 shares of common stock. The conversion price was subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Each share of Series E Preferred Stock entitled the holder to vote on all matters submitted to holders of common stock, and each share of Series E Preferred Stock had the number of votes equal to the number of shares of common stock into which it may have been converted.

        In October 2016, we raised $12.3 million, net of stock issuance costs, through the issuance of 9,124,084 shares of Series F Preferred Stock, with an original issue price of $1.37 per share (Tranche 1). In February 2017, we raised $25.0 million, net of stock issuance costs, through the issuance of 18,248,177 shares of Series F Preferred Stock, with an original issue price of $1.37 per share (Tranche 2). Each share of Series F Preferred Stock was convertible into 0.1504 shares of common stock. The conversion price was subject to change for certain subdivisions, combinations of common stock, or other dilutive issuances of common stock. Each share of Series F Preferred Stock entitled the holder to vote on all matters submitted to holders of common stock, and each share of Series F Preferred Stock had the number of votes equal to the number of shares of common stock into which it may have been converted.

        Upon a liquidation, dissolution, or winding up of our company, the holders of the Series F Preferred Stock would have been entitled to receive prior and in preference to any distribution of any of our assets to holders of Series A Preferred, Series B Preferred, Series C Preferred, Series D Preferred, Series E Preferred and common stock. If, upon a liquidation, the assets to be distributed to the holders of the Series F Preferred were insufficient to permit the payment to such holders of the full amount payable, then all assets legally available for distribution would have been distributed pro rata to the holders of the Series F Preferred Stock in proportion to the full preferential amounts which each such holder would otherwise have been entitled to receive.

Preferred Stock Warrants

        In connection with certain convertible promissory notes we issued during 2011 and 2012 and subsequently paid, we issued 278,506 five-year warrants to purchase Series C preferred shares of stock at an exercise price of $1.07 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.34, for a total value of $94, and was fully expensed during the year ended December 31, 2012. As of December 31, 2015, we had a total of 258,880 outstanding warrants. In 2016, a total of 258,880 Series C preferred shares were issued upon exercise of the entire remaining warrants for proceeds of $277.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

7. Stockholders' Equity (Continued)

        In connection with the execution of our original credit facility entered into during 2012, we issued 186,916 ten-year warrants to purchase Series C preferred shares of stock at an exercise price of $1.07 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.515, for a total value of $96 at the date of issuance and was fully expensed during the year ended December 31, 2012.

        In connection with the added borrowings drawn upon the original credit facility in 2013, we issued 74,768 ten-year warrants to purchase Series C preferred shares of stock at an exercise price of $1.07 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.525, for a total value of $39 at the date of issuance and was fully expensed during the year ended December 31, 2013.

        In connection with the execution of the amended credit facility completed in June 2014, we also issued 76,334 ten-year warrants to purchase Series E preferred shares of stock at an exercise price of $2.62 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $1.11, for a total value of $85 at the date of issuance and was fully expensed during the year ended December 31, 2014.

        In connection with the execution of the current credit facility completed in August 2015 (see Note 4), we issued 29,580 ten-year warrants to purchase Series E preferred shares of stock at an exercise price of $2.62 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $1.13, for a total value of $33 at the date of issuance and was fully expensed during the year ended December 31, 2015.

        In connection with the execution of the amendment to the current credit facility completed in February 2017 (see Note 4), we issued 29,197 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.13, for a total value of $4 at the date of issuance and was fully expensed during the year ended December 31, 2017.

        In connection with the borrowing completed in February 2018 (see Note 4), we issued 233,577 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.44, for a total value of $103 at the date of issuance and was fully expensed during the three months ended March 31, 2018.

        The preferred stock warrants issued in connection with the execution of the original credit facility and its subsequent amendments required re-measurement of the value of the preferred stock warrants each period, with changes in fair value recognized within other expenses on the statements of operations and comprehensive loss. The fair value of the preferred stock warrants was determined using the Black-Scholes option pricing model.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

7. Stockholders' Equity (Continued)

        As of May 7, 2018, the date of the closing of our IPO, the following preferred stock warrants issued under the original credit facility and subsequent amendments were outstanding and exercisable:

Dates
			Exercise Price	Warrants Outstanding at May 7, 2018	Initial Value	Fair Value at May 7, 2018
Issuance	Expiration	Series
February 8, 2018	February 8, 2028	F	$1.37	233,577	$103	$320
February 24, 2017	February 24, 2027	F	1.37	29,197	4	40
August 7, 2015	August 7, 2025	E	2.62	29,580	33	41
June 27, 2014	June 27, 2024	E	2.62	76,334	85	174
August 5, 2013	August 5, 2023	C	1.07	74,768	39	80
November 16, 2012	November 16, 2022	C	1.07	186,916	96	200

Total				630,372		$855

        In connection with the closing of the IPO in May 2018, the warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $855 to APIC during the three months ended June 30, 2018. Upon the closing of the IPO, the warrants to purchase 630,372 shares of preferred stock at a weighted average exercise price of $1.46 per share became exercisable to purchase 100,558 shares of common stock at weighted average exercise price of $9.38 per share.

        As of December 31, 2017, the following preferred stock warrants issued under the original credit facility and subsequent amendments were outstanding and exercisable:

Dates
			Exercise Price	Warrants Outstanding at December 31, 2017	Initial Value	Fair Value at December 31, 2017
Issuance	Expiration	Series
February 24, 2017	February 24, 2027	F	$1.37	29,197	$4	$13
August 7, 2015	August 7, 2025	E	2.62	29,580	33	8
June 27, 2014	June 27, 2024	E	2.62	76,334	85	21
August 5, 2013	August 5, 2023	C	1.07	74,768	39	33
November 16, 2012	November 16, 2022	C	1.07	186,916	96	82

Total				396,795		$157

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

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

8. Stock Options

        We adopted the 2007 Stock Incentive Plan ("the 2007 Plan") in November 2007, which terminated in accordance with its terms on November 28, 2017; however, the outstanding stock options may continue to be exercised in accordance with their terms.

        Immediately following the termination of the 2007 Plan, we adopted the 2017 Stock Incentive Plan ("the 2017 Plan"), which contains substantially similar terms and conditions as the 2007 Plan. Upon the IPO, no further grants were made under the 2017 Plan and we adopted the 2018 Stock Incentive Plan ("the 2018 Plan"). The purpose of the 2018 Plan is to promote the interest of our company and our stockholders by aiding in attracting and retaining employees, officers, consultants, independent contractors, and directors capable of assuring the future success our business and to afford such persons an opportunity to acquire a proprietary interest our company. The Board may amend, alter, suspend, discontinue, or terminate the 2018 Plan at any time with the approval of our stockholders.

        As of June 30, 2018, there were 1,386,809 shares reserved for issuance under the 2018 Plan, of which 1,066,392 shares were available for issuance. Prior to the IPO, the exercise price of stock options represented fair value of the common stock at the time of issuance and was determined by the Board of Directors. Post-IPO, options are granted at the exercise price, which is equal to the closing price of our stock on the date of grant. The options granted during the six months ended June 30, 2018 contain fixed exercise prices ranging from $2.80 to $35.66 per share with varying expiration and exercise dates and have a weighted average exercise price of $12.40 per share. The stock options granted to employees include a four-year service period and 25% vest after the first year of service and with the remainder vesting pro rata over the next 36 months of service. The stock options granted to the Board of Directors include a one-year service period and all shares vest after the one year of service. The stock options have a contractual life of ten years.

        A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,071,616	$1.47	5.9
Granted	355,056	12.40
Exercised	(206,404)	1.80
Forfeited	(24,935)	1.03

Outstanding at June 30, 2018	2,195,333	3.20	7.0	$71,342

Exercisable at June 30, 2018	1,272,700	1.61	5.5	43,342

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

8. Stock Options (Continued)

        Total stock-based compensation recognized, before taxes, during the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative	$238	$24	$266	$48
Sales and marketing	26	21	47	43
Research and development	5	9	11	17

Total stock-based compensation	$269	$54	$324	$108

        As of June 30, 2018, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2022 related to unvested employee and non-employee director share-based awards is $2.2 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized is 2.7 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional share-based awards.

        We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option pricing model using the fair market value of our common stock on the date of grant and a number of other complex and subjective assumptions. These assumptions include, but are not limited to, estimates regarding the expected term of our outstanding awards, estimates of the stock volatility over a duration that approximates the expected life of our outstanding awards, estimates of the risk-free rate, and estimates of expected dividend rates.

        Due to our limited amount of historical exercise, forfeiture, and expiration activity, we have opted to use the "simplified method" for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting terms and the original contractual term of the option. We will continue to analyze our expected term assumption as more historical data becomes available. Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which we have based our expected stock price volatility, we generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies' shares over historical periods that approximate calculated expected term of our share-based awards. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available.

        The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

8. Stock Options (Continued)

        The expected dividend assumption is based on our history of not paying dividends and our expectation that we will not declare dividends for the foreseeable future.

        The amount of stock-based compensation expense recognized is based on awards ultimately expected to vest. The amount of expense recognized has been reduced by actual forfeitures as they occur.

        The fair value of options granted to employees and non-employee directors during the six months ended June 30, 2018 and 2017 was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,
	2018	2017
Expected life (years)	5.50 - 6.25	5.75 - 6.25
Expected volatility	37.5 - 49.8%	40.6 - 41.5%
Risk-free interest rate	2.38 - 2.84%	1.88 - 2.32%
Dividend yield	0.0%	0.0%
Weighted average fair value	$6.10	$0.40

9. Related-Party Transactions

Board of Directors' Appointment

        We have entered into various agreements and contracts with Medtronic, one of our stockholders. Under these various agreements and contracts, Medtronic was allowed to name one person to be a member of our Board of Directors. In connection with the Series F Preferred Stock purchase agreement in 2016, Medtronic agreed to move from one voting member of our Board of Directors to two non-voting members. This right terminated in connection with the completion of our IPO.

Supply Agreement

        We contract with Medtronic to supply all of our commercial and clinical requirements of certain components used to manufacture the Inspire system. The current Supply Agreement expired on June 5, 2017 but was extended to allow Medtronic to complete a final build of the pressure sensor used in our original pressure sensing lead, which is expected to be completed in 2018. Upon a change of control event whereby we are owned or controlled by a competitor of Medtronic, Medtronic would have the right to terminate the Supply Agreement, provided that, upon any such termination we would be entitled to exercise a one-time buy right of inventory using current product pricing and upon terms to be agreed upon in the definitive agreements.

        We purchased inventory at arms-length with Medtronic, a related party, of $305 and $371 for the six months ended June 30, 2018 and 2017, respectively.

Right-of-First-Offer of the Company

        Under a Right-of-First-Offer with Medtronic that expired on May 16, 2017, had we decided to initiate a possible sale of our company prior to the expiration date, we would have been required to

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

9. Related-Party Transactions (Continued)

negotiate exclusively with Medtronic for such transaction for a period of 90 days prior to negotiating with a third party.

10. Income Taxes

        During the three and six months ended June 30, 2018 and 2017, we did not record an income tax benefit related to our loss before income taxes in the statement of operations and comprehensive loss because a valuation allowance has been required to be established for all deferred tax assets due to our cumulative net loss position.

        As of December 31, 2017, our gross federal net operating loss carryforwards of $110.9 million will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $65.9 million that include net operating losses that will begin to expire in 2028. We also have R&D credit carryforwards of $1.4 million as of December 31, 2017 of which will expire at various dates beginning in 2032.

        Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

        Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence and cumulative losses, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until we have sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

        We had no unrecognized tax benefits as of June 30, 2018 and December 31, 2017. We file income tax returns in the U.S. federal and various state jurisdictions. The 2014 to 2017 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.

        The Tax and Jobs Act ("the Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.

        We have applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Act. At June 30, 2018, we have not completed our accounting for the tax effects of the Act, as we are in the process of analyzing certain aspects of the Act, obtaining information, and refining our calculations of the Act's impact. There have been no material measurement period adjustments made during the six months ended June 30, 2018 related to the provisional amounts recorded and disclosed in our Registration Statement Form S-1 and Prospectus dated May 2, 2018. We expect to complete the accounting for the tax effects of the Act during 2018.

INSPIRE MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

(in thousands, except share and per share amounts)

11. Segment Reporting and Significant Customers

        Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We globally manage the business within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

        Revenue by geographic region are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
United States	$9,529	$4,867	$18,272	$9,375
Europe	1,409	1,175	2,708	1,964

Total revenue	$10,938	$6,042	$20,980	$11,339

        All of our long-lived assets are located in the United States.

12. Loss Per Share

        Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of convertible preferred stock, convertible preferred stock warrants, convertible common stock warrants and common stock options were antidilutive in those periods.

        The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computations of diluted shares outstanding because such securities have an antidilutive impact due to losses reported:

	June 30,
	2018	2017
Convertible preferred stock outstanding	—	12,111,706
Convertible preferred stock warrants	—	65,434
Convertible common stock warrants	100,558	—
Common stock options outstanding	2,195,333	2,089,006

Total	2,295,891	14,266,146

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

Overview

        We are a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea. Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe obstructive sleep apnea. We have developed a novel, closed-loop solution that continuously monitors a patient's breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy is indicated for patients with moderate to severe obstructive sleep apnea who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the U.S. must have been confirmed to fail or be unable to tolerate positive airway pressure treatments, such as CPAP, and be 22 years of age or older, though there are no similar requirements for patients in Europe.

        We sell our Inspire system to hospitals and ambulatory service centers ("ASCs") in the U.S. and in select countries in Europe through a direct sales organization. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-patient marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy and frequently results in patient leads. We increased the number of employees in our sales, marketing and reimbursement organizations from 64 as of June 30, 2017 to 105 as of June 30, 2018.

        Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, on a medical necessity basis for most patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. To date, approximately 280 commercial payors have reimbursed hospitals and ASCs for patients' treatment with our Inspire therapy through the prior authorization process. In July 2018, Aetna Inc., one of the leading health plans in the U.S., began providing coverage for our Inspire therapy, bringing secured positive coverage policies to seven U.S. commercial payors. In June 2018, Japan's Ministry of Health, Labour and Welfare approved our Inspire therapy to treat moderate to severe OSA, and we will now seek reimbursement coverage in Japan. For the six months ended June 30, 2018, 87.1% of our revenue was derived in the U.S. and 12.9% was derived in Europe. No single customer accounted for more than 3% of our revenue.

        We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. In the U.S., we currently ship our Inspire system from our facility in Minnesota directly to our customers on a purchase order basis. Warehousing and shipping operations for our European customers are handled by a third-party vendor with facilities located in the Netherlands. Customers do not have the right to return non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.

        Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and through our initial public offering of common stock ("IPO"), which closed in May 2018. We have devoted substantially all of our resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended June 30, 2018, we generated revenue of $10.9 million with a gross margin of 80.8% and had a net loss of $5.9 million compared to revenue of $6.0 million with a gross margin of 77.2% and a net loss of $4.8 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, we generated revenue of $21.0 million with a gross margin of 79.0% and had a net loss of $12.4 million compared to revenue of $11.3 million with a gross margin of 77.3% and a net loss of $9.2 million for the six months ended June 30, 2017. Our accumulated deficit as of June 30, 2018 was $137.4 million.

        We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We intend to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-patient marketing efforts in existing and new markets throughout the U.S. and in Europe. We also intend to continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as Europe and Japan. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require substantial additional funding, which may include future equity and debt financings.

        On May 7, 2018, we completed our IPO by issuing 7,762,500 shares of common stock, at an offering price of $16.00 per share, for net proceeds of approximately $112.0 million after deducting underwriting discounts and commissions and offering expenses payable by us.

Components of Our Results of Operations

Revenue

        We derive primarily all of our revenue from the sale of our Inspire system to hospitals and ASCs in the U.S. and select countries in Europe. Recent revenue growth has been driven by, and we expect continued growth as a result of, increased patient and physician awareness of the Inspire system, additional sales representatives and an increase in approvals of prior authorization submissions. Any reversal in these recent trends, however, could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing organization to help us drive and support revenue growth and intend to continue this expansion. Moreover, we expect that our revenue growth will be positively impacted by obtaining additional positive coverage policies. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors. For example, we have historically experienced seasonality in our first and fourth quarters.

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

        We calculate gross margin as gross profit divided by revenue. Our gross margin has been and we expect it will continue to be affected by a variety of factors, including manufacturing costs, the average selling price of our Inspire system, the implementation of cost-reduction strategies, inventory obsolescence costs, which generally occur when new generations of our Inspire system are introduced, and to a lesser extent the sales mix between the U.S. and Europe as our average selling price in the U.S. tends to be higher than in Europe. Our gross margin may increase over the long term to the extent our production volumes increase and we receive discounts on the costs charged by our contract manufacturers, thereby reducing our per unit costs. However, our gross margin may fluctuate from quarter to quarter due to seasonality.

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

Research and Development Expenses

        Research and development expenses consist primarily of product development, engineering, clinical studies to develop and support our products, regulatory expenses, testing, consulting services and other costs associated with the next generation versions of the Inspire system. These expenses include employee compensation (including stock-based compensation), supplies, materials, consulting, and travel expenses related to research and development programs. Additionally, these expenses include clinical trial management and monitoring, payments to clinical investigators, data management and travel expenses for our various clinical trials. We expect research and development expenses to increase in the future as we develop next generation versions of our Inspire system and continue to expand our clinical studies to secure positive coverage policies from private commercial payors in the U.S. and enter into new markets such as Europe and Japan. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.

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

Additionally, we anticipate increased expenses related to audit, legal, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company. We also expect to see an increase in our stock-based compensation expense with the establishment of a new equity plan in connection with our IPO and related grants either in the form of restricted stock or options.

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in thousands, except percentages)
Revenue	$10,938	$6,042	$4,896	81.0%	$20,980	$11,339	$9,641	85.0%
Cost of goods sold	2,102	1,376	726	52.8%	4,396	2,572	1,824	70.9%

Gross profit	8,836	4,666	4,170	89.4%	16,584	8,767	7,817	89.2%
Gross margin	80.8%	77.2%			79.0%	77.3%
Operating expenses:
Selling and marketing	10,733	6,506	4,227	65.0%	20,601	12,251	8,350	68.2%
Research and development	1,735	1,743	(8)	(0.5)%	3,465	3,336	129	3.9%
General and administrative	2,005	801	1,204	150.3%	3,350	1,688	1,662	98.5%

Total operating expenses	14,473	9,050	5,423	59.9%	27,416	17,275	10,141	58.7%

Operating loss	(5,637)	(4,384)	(1,253)	28.6%	(10,832)	(8,508)	(2,324)	27.3%
Other expense, net	219	372	(153)	(41.1)%	1,525	729	796	109.2%

Net loss	$(5,856)	$(4,756)	$(1,100)	23.1%	$(12,357)	$(9,237)	$(3,120)	33.8%

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

        Revenue increased $4.9 million, or 81.0%, to $10.9 million for the three months ended June 30, 2018 compared to $6.0 million for the three months ended June 30, 2017. The increase was attributable to an increase in sales of our Inspire system of $4.7 million in the U.S. and an increase of $0.2 million in Europe, primarily in Germany.

        Revenue information by region is summarized as follows:

	Three Months Ended June 30,
	2018		2017
					Change
		% of Revenue		% of Revenue
	Amount		Amount		$	%
	(in thousands, except percentages)
United States	$9,529	87.1%	$4,867	80.6%	$4,662	95.8%
Europe	1,409	12.9%	1,175	19.4%	234	20.0%

Total revenue	$10,938	100.0%	$6,042	100.0%	$4,896	81.0%

        Revenue generated in the U.S. was $9.5 million for the three months ended June 30, 2018, an increase of $4.7 million or 95.8% over the three months ended June 30, 2017. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, the expansion of our U.S. and European sales representatives into new territories, increased physician and patient awareness of our Inspire system, increased prior authorization approvals, and an increase in our average selling price with the introduction of the fourth generation Inspire system in the U.S. in July 2017.

        Revenue generated in Europe was $1.4 million in the three months ended June 30, 2018, an increase of $0.2 million or 20.0% over the three months ended June 30, 2017. Revenue growth in Europe was primarily due to increased market penetration in existing territories, increased physician and patient awareness of our Inspire system, and an increase in our average selling price.

Cost of Goods Sold and Gross Margin

        Cost of goods sold increased $0.7 million, or 52.8%, to $2.1 million for the three months ended June 30, 2018 compared to $1.4 million for the three months ended June 30, 2017. The increase was primarily due to increased costs to purchase manufactured products due to higher sales volume of our Inspire system.

        Gross margin was 80.8% for the three months ended June 30, 2018 compared to 77.2% for the three months ended June 30, 2017. The lower gross margin for the three months ended June 30, 2017 was primarily due to higher cost of goods sold resulting from an excess inventory charge of $0.2 million for the anticipated introduction of the fourth generation Inspire system in the U.S. in July 2017.

Selling and Marketing Expenses

        Selling and marketing expenses increased $4.2 million, or 65.0%, to $10.7 million for the three months ended June 30, 2018 compared to $6.5 million for the three months ended June 30, 2017. The increase in selling and marketing expenses was primarily due to an increase of $3.0 million related to compensation, travel and other employee-related expenses of our sales and marketing organizations, primarily as a result of increased headcount. Other drivers included an increase of $0.6 million of direct-to-patient marketing programs, trade show and conference expenses, an increase of $0.1 million due to increased physician training costs and an increase of $0.3 million of expenses related to increased headcount in our reimbursement organization.

Research and Development Expenses

        Research and development expenses were steady at $1.7 million for the three months ended June 30, 2018 and 2017.

General and Administrative Expenses

        General and administrative expenses increased $1.2 million, or 150.3%, to $2.0 million for the three months ended June 30, 2018 compared to $0.8 million for the three months ended June 30, 2017.

The primary driver of this increase was an increase of $0.4 million related to legal fees, financial audit fees, and insurance costs, which increased primarily as a result of becoming a public company, as well as out-sourced information technology services and facilities costs. In addition, general and administrative expenses increased $0.5 million due to compensation, travel and other employee-related expenses for administrative personnel.

Other Expense, Net

        Other expense, net decreased $0.2 million, or 41.1%, to $0.2 million for the three months ended June 30, 2018 compared to the three months ended June 20, 2017. The change was primarily due to an increase of $0.3 million of interest income related to our higher cash, cash equivalents and short-term investments balances, partially offset by additional interest expense of $0.1 million related to increased borrowings under our credit facility and the fair value adjustment of $0.2 million of our previously outstanding convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

        Revenue increased $9.6 million, or 85.0%, to $21.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was attributable to an increase in sales of our Inspire system of $8.9 million in the U.S. and an increase of $0.7 million in Europe, primarily in Germany.

        Revenue information by region is summarized as follows:

	Six Months Ended June 30,
	2018		2017
					Change
		% of Revenue		% of Revenue
	Amount		Amount		$	%
	(in thousands, except percentages)
United States	$18,273	87.1%	$9,375	82.7%	$8,898	94.9%
Europe	2,707	12.9%	1,964	17.3%	743	37.8%

Total revenue	$20,980	100.0%	$11,339	100.0%	$9,641	85.0%

        Revenue generated in the U.S. was $18.3 million for the six months ended June 30, 2018, an increase of $8.9 million or 94.9% over the six months ended June 30, 2017. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, the expansion of our U.S. and European sales representatives into new territories, increased physician and patient awareness of our Inspire system, increased prior authorization approvals, and an increase in our average selling price with the introduction of the fourth generation Inspire system in the U.S. in July 2017.

        Revenue generated in Europe was $2.7 million in the six months ended June 30, 2018, an increase of $0.7 million or 37.8% over the six months ended June 30, 2017. Revenue growth in Europe was primarily due to increased market penetration in existing territories, increased physician and patient awareness of our Inspire system and an increase in our average selling price.

Cost of Goods Sold and Gross Margin

        Cost of goods sold increased $1.8 million, or 70.9%, to $4.4 million for the six months ended June 30, 2018 compared to $2.6 million for the six months ended June 30, 2017. The increase was primarily due to increased costs to purchase manufactured products due to higher sales volume of our Inspire system.

        Gross margin was 79.0% for the six months ended June 30, 2018 compared to 77.3% for the six months ended June 30, 2017. The lower gross margin for the six months ended June 30, 2017 was primarily due to higher cost of goods sold resulting from an excess inventory charge of $0.3 million for the anticipated introduction of the fourth generation Inspire system in the U.S. in July 2017.

Selling and Marketing Expenses

        Selling and marketing expenses increased $8.3 million, or 68.2%, to $20.6 million for the six months ended June 30, 2018 compared to $12.3 million for the six months ended June 30, 2017. The increase in selling and marketing expenses was primarily due to an increase of $6.1 million related to compensation, travel and other employee-related expenses of our sales and marketing organizations, primarily as a result of increased headcount. Other drivers included an increase of $1.4 million of direct-to-patient marketing programs, trade show and conference expenses, an increase of $0.1 million due to increased physician training costs and an increase of $0.5 million of expenses related to increased headcount in our reimbursement organization.

Research and Development Expenses

        Research and development expenses increased $0.1 million, or 3.9%, to $3.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

General and Administrative Expenses

        General and administrative expenses increased $1.7 million, or 98.5%, to $3.4 million for the six months ended June 30, 2018 compared to $1.7 million for the six months ended June 30, 2017. The primary driver of this increase was an increase of $0.5 million related to legal fees, financial audit fees, and insurance costs, which increased primarily as a result of becoming a public company, as well as out-sourced information technology services and facilities costs. In addition, general and administrative expenses increased $0.9 million due to compensation, travel and other employee-related expenses for administrative personnel.

Other Expense, Net

        Other expense, net increased $0.8 million, or 109.2%, to $1.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The change was primarily due to an increase in interest expense of $0.3 million related to additional borrowings under our credit facility and the fair value adjustment of $0.7 million of our previously outstanding convertible preferred stock warrants. This increase was partially offset by an increase of $0.4 million of interest income related to our higher cash, cash equivalents and short-term investments balances.

Seasonality

        Historically, we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. We have experienced and may in the future experience higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. In the first quarter of each year in Europe, we have experienced, and may in the future experience, reduced demand for our Inspire therapy as Neue Untersuchungs-und Behandlungsmethoden ("NUB") coverage status is being determined and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy.

Liquidity and Capital Resources

        As of June 30, 2018, we had cash, cash equivalents and short-term investments of $124.0 million and an accumulated deficit of $137.4 million, compared to cash, cash equivalents and short-term investments of $16.1 million and an accumulated deficit of $125.1 million as of December 31, 2017. On May 7, 2018, we completed our IPO by issuing 7,762,500 shares of common stock, at an offering price of $16.00 per share, for net proceeds of approximately $112.0 million after deducting underwriting discounts and commissions and offering expenses payable by us. Prior to our IPO, our primary sources of capital were from private placements of our convertible preferred securities, sales of our Inspire system and amounts borrowed under credit facilities. Since inception and prior to the IPO, we raised a total of $119.1 million in net proceeds from private placements of our convertible preferred securities. In August 2015, we entered into a loan and security agreement with Oxford Finance LLC ("Oxford Finance") for up to $25.5 million of debt financing. As of June 30, 2018, we had $24.5 million of outstanding borrowings under the credit facility.

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

Cash Flows

        The following table presents a summary of our cash flow for the periods indicated:

	Six months ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,552)	$(9,387)
Investing activities	5,023	(226)
Financing activities	120,427	25,435

Net increase in cash and cash equivalents	$112,898	$15,822

Operating Activities

        The net cash used in operating activities was $12.6 million for the six months ended June 30, 2018 and consisted primarily of a net loss of $12.4 million, an increase in net operating assets of $1.6 million and non-cash charges of $1.4 million. Net operating assets consisted primarily of accounts receivable and inventory to support the growth of our operations and accrued compensation as annual bonuses were paid. The increase in net operating assets was also attributed to the increase in prepaid expenses and other assets and accounts payable. Non-cash charges consisted of the change in fair value of preferred stock warrants, accretion of debt discount, stock-based compensation, and depreciation.

        The net cash used in operating activities was $9.4 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $9.2 million, an increase in net operating assets of $0.5 million and non-cash charges of $0.3 million. Net operating assets consisted primarily of accounts receivable to support the growth of our operations and accrued compensation as annual bonuses were paid. Non-cash charges consisted primarily of accretion of debt discount, stock-based compensation, and depreciation.

Investing Activities

        Net cash provided by investing activities for the six months ended June 30, 2018 was $5.0 million and consisted primarily of net proceeds from short-term investments of $5.1 million.

        Net cash used in investing activities was $0.2 million for the three months ended June 30, 2017 and consisted entirely of purchases of property and equipment.

Financing Activities

        Net cash provided by financing activities was $120.4 million for the six months ended June 30, 2018 and consisted primarily of $112.0 million of net proceeds from the IPO in May 2018 and borrowings of $8.0 million under our credit facility.

        Net cash provided by financing activities was $25.4 million for the six months ended June 30, 2017 and consisted primarily of $25.0 million of net proceeds from the issuance of Series F convertible preferred stock and borrowings of $1.0 million under our credit facility less $0.5 million of expenses.

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

        Borrowings under the term A loan facility are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 1.5% if such borrowings are prepaid prior to February 24, 2019 and 1.00% if such borrowings are prepaid on or after February 24, 2019. The Final Payment is being accrued over the life of the credit facility and will be due at the earlier of maturity or prepayment. Borrowings under the term B loan facility are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 2.5% if the such borrowings are prepaid prior to February 7, 2019, 1.5% if such borrowings are prepaid on or after February 7, 2019 but prior to February 7, 2020 and 1.00% if such borrowings are on or after February 7, 2020. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. We were in compliance with all covenants under the credit facility as of June 30, 2018.

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

        Upon the closing of the IPO, the warrants to purchase 630,372 shares of preferred stock at a weighted average exercise price of $1.46 per share became exercisable to purchase 63,726 shares of common stock at weighted average exercise price of $9.38 per share.

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

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 4, 2018. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and six months ended June 30, 2018.

Recent Accounting Pronouncements

        We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our unaudited condensed financial statements included elsewhere in this report, such standards will not have a significant impact on our condensed financial statements or do not otherwise apply to our operations.

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

Credit Risk

        As of June 30, 2018 and December 31, 2017, our cash and cash equivalents were maintained with one financial institution in the U.S., and our current deposits are likely in excess of insured limits. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

        Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals in the U.S. and Europe, primarily in Germany. No single customer represented more than 3% of our accounts receivable as of June 30, 2018.

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

Evaluation of disclosure controls and procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We have incurred net losses since our inception in 2007. For the six months ended June 30, 2018, we had net losses of $12.4 million. As of June 30, 2018, we had an accumulated deficit of $137.4 million. To date, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and through our IPO, of common stock, which closed in May 2018. We have devoted substantially all of our resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities.

        We first commercialized our Inspire system in certain European markets in 2011 and in the U.S. in 2014 and therefore do not have a long history operating as a commercial company. Since 2011, our revenue has been derived, and we expect it to continue to be derived, primarily from sales of our Inspire system. Because of its recent commercial introduction, our Inspire system has limited product and brand recognition. In addition, demand for our Inspire system may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of our Inspire system, or from any products we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows.

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

        We began selling our Inspire system in 2011 in certain European countries and in 2014 in the U.S. Sales of our Inspire system accounted for primarily all of our revenue for the six months ended June 30, 2018. We expect that sales of our Inspire system will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by patients, physicians and sleep centers, among others, of our Inspire therapy to treat moderate to severe OSA in patients who are unable to use or get consistent benefit from CPAP. Some physicians may have prior history with or a preference for other treatment options, such as positive airway pressure devices, surgical treatments or oral appliances, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with our Inspire therapy. Patients may not adopt our Inspire therapy if, among other potential reasons, their airway anatomy would not allow for effective treatment with Inspire therapy, they are reluctant to receive an implantable device as opposed to an alternative, non-implantable treatment, they are worried about potential adverse effects of our Inspire system, such as infection, discomfort from the stimulation or tongue soreness or weakness, or they are unable to obtain adequate third-party coverage or reimbursement for our Inspire therapy.

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

        We currently derive primarily all of our revenue from sales of our Inspire system and expect this to continue for the foreseeable future. The primary customers for our products are hospitals and ASCs. Our customers typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used and bill patients for any deductibles or co-payments. Many third-party payors do not currently cover our products and the related procedures because they have determined that our products and the related procedures are experimental or investigational. When our products and the related procedures are reimbursed, they are reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial insurers, on a medical necessity basis for most patients covered by Medicare and under U.S. government contract for patients who are treated by the Veterans Health Administration. Customers that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor's coding, billing or coverage policies were not followed. Our customers typically must directly bill patients enrolled with these third-party payors for the costs and fees associated with the procedures in which our products are used. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

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

        Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the U.S. and in international markets. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have an adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

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

        The medical technology industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have historically dedicated and will continue to dedicate significant resources to promoting their products or developing new products or methods to treat moderate to severe OSA. We consider our primary competition to be other neurostimulation technologies designed to treat OSA. Though we are currently the only such technology approved for commercialization in the U.S. by the FDA, we currently compete outside the U.S. with ImThera (now a part of LivaNova), which produces an open-loop neurostimulation device, and are aware that it is currently conducting clinical trials of its device in the U.S. We also believe other emerging businesses are in the early stages of developing neurostimulation devices designed to treat OSA. In addition, we also compete, both within and outside of the U.S., with invasive surgical treatment options such as UPPP and MMA and, to a lesser extent, oral appliances, which are primarily used in the treatment of mild to moderate OSA.

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

        Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. One such factor includes seasonal variations in our sales. We have experienced and may in the future experience higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. In the first quarter of each year in Europe, we have experienced and may in the future experience reduced demand for our Inspire therapy as NUB, coverage status is being determined and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy.

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

  •
  our ability to obtain regulatory clearance or approval for any products in development or for our current products for additional indications or in additional countries outside the U.S.;

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

        We began selling our Inspire system in certain European markets in 2011, and in the U.S. in 2014. As a result, we have limited experience marketing and selling our Inspire system. We currently sell our Inspire system through a direct sales force that targets ENT physicians and sleep centers in the U.S. and Europe, and also utilize various direct-to-patient marketing initiatives, including paid search, radio, social media and online videos. As of June 30, 2018, our direct sales and marketing organization, including reimbursement personnel, consisted of 105 employees, having increased from 64 employees as of June 30, 2017. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our Inspire system and obtain reimbursement for it, our revenue may be adversely affected.

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

To successfully market and sell our Inspire system in markets outside of the U.S., we must address many international business risks with which we have limited experience.

        Sales in markets outside of the U.S. accounted for approximately 12.9% of our revenue for both the three and six months ended June 30, 2018. Our strategy is to increase our international presence in Europe, including Germany and the Netherlands, as well as other international markets, such as Japan, which may further increase our revenue from markets outside the U.S. International sales are subject to a number of risks, including:

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

        We rely on our own direct sales force, which as of June 30, 2018 consisted of 36 representatives in the U.S. and seven representatives in Europe, to market and sell our Inspire system. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our Inspire system, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to manage our growth effectively.

        Our past growth has provided, and our future growth may create, challenges for our organization. From June 30, 2017 to June 30, 2018, the number of our employees increased from 87 to 133. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures. If we fail to manage these challenges effectively, there may be an adverse effect on our business, financial condition and results of operations.

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

        As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the U.S., the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act ("FCPA"), and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). In addition, the U.K. Bribery Act of 2010 ("the Bribery Act") prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.

        We have implemented policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. We cannot assure you, however, that our policies and procedures are or will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.

        As of June 30, 2018, we had $24.5 million of indebtedness outstanding under our credit facility with Oxford Finance.

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

        In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("the Code"), a corporation that undergoes an "ownership change," generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.

Risks Related to Government Regulation

Our products and operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.

        We and our products are subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

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

        An element of our strategy is to continue to upgrade our products, add new features and expand the indications and uses for our current products. In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("FDCA")

or approval of a pre-market approval application ("PMA") from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is "substantially equivalent" to a legally-marketed "predicate" device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be "substantially equivalent," the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, which was required for our Inspire system, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

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

        In the U.S., we have obtained approval of our Inspire system through the PMA pathway. Any modification to the Inspire system that has not been previously approved may require us to submit a new PMA or PMA supplement and obtain FDA approval prior to implementing the change. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

        In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new approvals, increase the costs of compliance or restrict our ability to maintain our current approval. For example, as part of the Food and Drug Administration Safety and Innovation Act ("FDASIA") enacted in 2012, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several "Medical Device Regulatory Improvements" and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance and approval. Some of these proposals and reforms could impose additional regulatory requirements upon us that could delay our ability to obtain new approvals, increase the costs of compliance or restrict our ability to maintain our current approval.

        In order to sell our products in member countries of the EEA our products must comply with the essential requirements of the European Union Medical Devices Directive (Council Directive 93/42/EEC) and the Active Implantable Medical Devices Directive (Council Directive 90/385/EEC). Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene ("CE") mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the European Union Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a member state of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

        In addition, the PMA approval for our Inspire system was subject to several conditions of approval, including a post-market long-term study and extended follow-up of the pre-market study cohort. Though we believe we have complied with these conditions to date, any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. Failure to conduct the required studies in accordance with institutional review board ("IRB") and informed consent requirements, or adverse findings in these studies, could also be grounds for withdrawal of approval of the PMA.

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

        The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA's Quality System Regulation ("QSR"), which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

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

If we do not obtain and maintain international regulatory registrations or approvals for our products, we will be unable to market and sell our products outside of the U.S.

        Sales of our products outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we may not receive regulatory approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA approval, and requirements for such registrations, clearances or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.

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

Legislative or regulatory reforms in the U.S. or the European Union ("E.U.") may make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to manufacture, market or distribute our products after clearance or approval is obtained.

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

        On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the E.U. Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.

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

  •
  set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the E.U.;

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

  •
  the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

  •
  the federal Physician Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program ("CHIP") to report annually to the DHHS Centers for Medicare and Medicaid Services ("CMS") information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH Act"), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $55,910 per violation, not to exceed $1.68 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and

  •
  analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the E.U. General Data Protection Regulation ("GDPR"), governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

        The E.U. also has laws and regulations dealing with the collection, use and processing of personal data obtained from individuals in the EU, which are often more restrictive than those in the U.S. and which restrict transfers of personal data to the U.S. unless certain requirements are met. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-E.U. Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this Framework is under review and there is currently litigation challenging other E.U. mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our E.U. business to the U.S., and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts.

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

        The laws in the E.U. are under reform and from May 25, 2018 onwards, we have been and will be subject to the requirements of the GDPR because we are processing personal data in the E.U. and/or offering goods to, or monitor the behavior of, individuals in the EU. The GDPR implements more stringent administrative requirements for controllers and processors of personal data, including, for example, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, additional obligations when we contract with service providers, more robust rights for individuals over their personal data. The GDPR provides that E.U. member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. If we do not comply with our obligations under the GDPR, we could be exposed to significant fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, could harm our business, financial condition and results of operations.

        In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the Affordable Care Act was enacted in the U.S., which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the Affordable Care Act:

  •
  imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S., with limited exceptions (described in more detail below), although the effective rate paid may be lower. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020;

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

        In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA") enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians' participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

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

The clinical trial process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes. If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the U.S. or, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.

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

        In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the CE mark in the European Union; the submission to the FDA of an investigational device exemption ("IDE") application to commence a pivotal clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

  •
  we may not reach agreement on acceptable terms with prospective contract research organizations ("CROs") and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

        Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities' legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice ("cGMP") requirements and other regulations. Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice ("GCP") requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the U.S. may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

        Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and efficacy of our system or any product we may develop in the future would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that product or indication for use. Even if our future products are cleared or approved in the U.S., commercialization of our products in foreign countries would require approval by regulatory authorities in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Intellectual Property Matters

If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

        Our commercial success will depend in part on our success in obtaining and maintaining issued patents, trademarks and other intellectual property rights in the U.S. and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

        We own numerous issued patents and pending patent applications that relate to our system. As of June 30, 2018, we had rights to 20 issued U.S. patents, 22 issued foreign patents, 27 pending U.S. patent applications and 39 pending foreign patent applications. Assuming all required fees are paid, issued U.S. patents owned by us will expire between 2018 and 2035.

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

        Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors could purchase our Inspire system and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our patents, or develop and obtain patent protection for more effective technologies, designs or methods. We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

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

        Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of others. Significant litigation regarding patent rights occurs in our industry. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of patents issued to third parties. In addition, patent applications in the U.S. and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Third parties may, in the future, assert claims that we are employing their proprietary technology without authorization, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. As we continue to commercialize our products in their current or updated forms, launch new products and enter new markets, we expect competitors may claim that one or more of our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved, and the uncertainty of litigation may increase the risk of business resources and management's attention being diverted to patent litigation. We have, and we may in the future, receive letters or other threats or claims from third parties inviting us to take licenses under, or alleging that we infringe, their patents.

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

        The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

        Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property.

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

        Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act ("Leahy-Smith Act") includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The U.S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

        However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board ("PTAB") provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that these sales may occur, could result in a decrease in the market price of our common stock. As of July 31, 2018, 13,490,719 shares of our common stock are restricted as a result of securities laws or 180-day lock-up agreements (which may be waived, with or without notice, by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC) but will be able to be sold beginning 180 days after the date of our IPO, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. Moreover, holders of an aggregate of up to 12,505,232 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up agreements referred to above.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

        Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, controlled approximately 56.4% of our outstanding common stock immediately upon the closing of our IPO. As a result, these stockholders, if they act together, will be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the Company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or our assets, and might affect the prevailing market price of our common stock due to investors' perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

        To comply with the requirements of being a public company, we will need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls when we become subject to this requirement could negatively affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may be unable to remain listed on the NYSE.

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

        Upon the closing of our IPO, we became subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

        Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws that became effective upon the closing of our IPO may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

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

        Our amended and restated certificate of incorporation that became effective upon the closing of our IPO provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, this provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

        On December 20, 2017, the U.S. Congress passed the Tax Cuts and Jobs Act of 2017 (H.R. 1) ("Tax Reform Bill") and on December 22, 2017, President Trump signed the Tax Reform Bill into law. The Tax Reform Bill makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. There is significant uncertainty as to the impact of the Tax Reform Bill on us and on any investment in our common stock. You should consult with your tax advisor with respect to the status of U.S. tax reform and its potential effect on your investment in our common stock.

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

Use of Proceeds

        On May 2, 2018, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-224176), as amended, filed in connection with our IPO (the "Registration Statement"). Pursuant to the Registration Statement, we registered the offer and sale of 6,750,000 shares of our common stock with an aggregate offering price of approximately $108.0 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC acted as representatives of the underwriters for the offering. On May 3, 2018, the underwriters fully exercised their option to purchase 1,012,500 additional shares of common stock pursuant to the underwriting agreement. On May 7, 2018, we issued and sold 7,762,500 shares of our common stock at a price to the public of $16.00 per share. Upon completion of the IPO on May 7, 2018, we received net proceeds of approximately $112.0 million, after deducting the underwriting discount of $8.7 million and offering expenses of $3.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

        The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds of approximately $112.0 million from our IPO have been invested in short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated May 2, 2018, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 3.    Defaults Upon Senior Securities.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        Not applicable.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018
3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018
4.1	Form of Certificate of Common Stock	S-1/A	333-224176	4.1	4/23/2018
4.2	Fifth Amended and Restated Investor Rights Agreement, dated October 25, 2016, among Inspire Medical Systems, Inc. and the Investors Party thereto	S-1	333-224176	4.2	4/6/2018
4.3	Amendment No. 1 to Fifth Amended and Restated Investor Rights Agreement, dated April 20, 2018, among Inspire Medical Systems, Inc. and the Investors Party thereto	S-1/A	333-224176	4.3	4/23/2018
4.4	Form of Warrant to Purchase Series C Preferred Stock or Series E Preferred Stock, dated November 16, 2012, August 5, 2013 or June 27, 2014, issued by Inspire Medical Systems, Inc. to Oxford Finance LLC, together with a schedule of material differences	S-1	333-224176	4.3	4/6/2018
4.5	Form of Warrant to Purchase Series C Preferred Stock or Series E Preferred Stock, dated November 16, 2012, August 5, 2013 or June 27, 2014, issued by Inspire Medical Systems, Inc. to Silicon Valley Bank, together with a schedule of material differences	S-1	333-224176	4.4	4/6/2018
4.6	Form of Warrant to Purchase Series E Preferred Stock or Series F Preferred Stock, dated August 7, 2015, February 24, 2017 or February 7, 2018, issued by Inspire Medical Systems, Inc. to Oxford Finance LLC, together with a schedule of material differences	S-1	333-224176	4.5	4/6/2018
10.1	Inspire Medical Systems, Inc. 2018 Incentive Award Plan†	S-1	333-224176	10.11	4/23/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.2	Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan†	S-1	333-224176	10.12	4/23/2018
10.3	Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan†	S-1	333-224176	10.13	4/23/2018
10.4	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Timothy P. Herbert†	S-1	333-224176	10.15	4/23/2018
10.5	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Randy Ban†	S-1	333-224176	10.17	4/23/2018
10.6	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Richard Buchholz†	S-1	333-224176	10.19	4/23/2018
10.7	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Steven Jandrich†	S-1	333-224176	10.21	4/23/2018
10.8	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy†	S-1	333-224176	10.22	4/6/2018
10.9	Form of Indemnification Agreement between Inspire Medical Systems, Inc. and its directors and officers†	S-1	333-224176	10.23	4/6/2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*
Filed herewith.

**
Furnished herewith.

†
This document has been identified as a management contract or compensatory plan or arrangement.

        The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.
Date: August 7, 2018	By:	/s/ TIMOTHY P. HERBERT Timothy P. Herbert President, Chief Executive Officer and Director (principal executive officer)
Date: August 7, 2018	By:	/s/ RICHARD J. BUCHHOLZ Richard J. Buchholz Chief Financial Officer (principal financial officer and principal accounting officer)