Form 10-Q
period 2018-09-30
Inspire Medical Systems, Inc.
filed 2018-11-06
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38468
____________________________________________________________________________
Inspire Medical Systems, Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________________________________________________________________

Delaware	26-1377674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9700 63rd Ave. N. Suite 200 Maple Grove, MN	55369
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (844) 672-4357
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)
____________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2018, the registrant had 21,400,367 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
INSPIRE MEDICAL SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,312	$8,955
Short-term investments	94,114	7,188
Accounts receivable, net of allowances of $47	5,410	3,858
Inventories	3,075	3,670
Prepaid expenses and other assets	1,044	426
Total current assets	129,955	24,097
Property and equipment, cost	1,553	1,804
Less: accumulated depreciation	(788)	(810)
Property and equipment, net	765	994
Total assets	$130,720	$25,091
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,449	$2,998
Accrued expenses	4,962	4,032
Accrued interest	184	117
Total current liabilities	7,595	7,147
Notes payable	24,814	16,460
Preferred stock warrants	—	157
Total long-term liabilities	24,814	16,617
Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 shares and 76,894,620 shares authorized at September 30, 2018 and December 31, 2017, respectively; none and 76,235,050 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	119,106
Common Stock, $0.001 par value per share; 200,000,000 shares and 110,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 21,391,590 and 1,272,360 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	21	1
Additional paid-in capital	240,451	7,305
Accumulated other comprehensive loss	(26)	—
Accumulated deficit	(142,135)	(125,085)
Total stockholders' equity	98,311	1,327
Total liabilities and stockholders' equity	$130,720	$25,091
The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$13,054	$7,271	$34,034	$18,610
Cost of goods sold	2,467	1,565	6,863	4,137
Gross profit	10,587	5,706	27,171	14,473
Operating expenses:
Selling and marketing	11,312	7,315	31,913	19,566
Research and development	1,771	1,176	5,236	4,512
General and administrative	2,153	864	5,503	2,552
Total operating expenses	15,236	9,355	42,652	26,630
Operating loss	(4,649)	(3,649)	(15,481)	(12,157)
Other expense (income):
Interest income	(641)	(55)	(1,049)	(119)
Interest expense	680	428	2,615	1,224
Other expense (income), net	5	1	3	(2)
Total other expense	44	374	1,569	1,103
Loss before income taxes	(4,693)	(4,023)	(17,050)	(13,260)
Income taxes	—	—	—	—
Net loss	(4,693)	(4,023)	(17,050)	(13,260)
Other comprehensive loss:
Unrealized loss on short-term investments	(26)	—	(26)	—
Total comprehensive loss	$(4,719)	$(4,023)	$(17,076)	$(13,260)
Net loss per share, basic and diluted	$(0.22)	$(3.42)	$(1.40)	$(11.45)
Weighted average common shares used to compute net loss per share, basic and diluted	21,361,739	1,176,679	12,137,512	1,158,548
The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(17,050)	$(13,260)
Adjustments to reconcile net loss:
Depreciation and amortization	288	174
Accretion of debt discount	456	231
Stock-based compensation expense	696	189
Non-cash stock issuance for services rendered	37	—
Change in the fair value of preferred stock warrants	595	—
Changes in operating assets and liabilities:
Accounts receivable	(1,552)	(1,105)
Inventories	595	312
Prepaid expenses and other assets	(618)	(93)
Accounts payable	(549)	445
Accrued expenses	997	593
Net cash used in operating activities	(16,105)	(12,514)
Investing activities
Purchases of property and equipment	(59)	(350)
Purchases of short-term investments	(98,936)	(4,802)
Proceeds from sales or maturities of short-term investments	11,984	—
Net cash used in investing activities	(87,011)	(5,152)
Financing activities
Proceeds from issuance of notes payable	8,000	458
Proceeds from the exercise of stock options and warrants	431	95
Proceeds from sale of common stock	112,042	—
Proceeds from sale of preferred stock	—	24,968
Net cash provided by financing activities	120,473	25,521
Increase in cash and cash equivalents	17,357	7,855
Cash and cash equivalents at beginning of period	8,955	6,685
Cash and cash equivalents at end of period	$26,312	$14,540
Supplemental cash flow information
Cash paid for interest	$1,453	$984
Issuance of preferred stock warrants	103	4

  The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe obstructive sleep apnea. We have developed a novel, closed-loop solution that continuously monitors a patient's breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy received premarket approval ("PMA") from the U.S. Food and Drug Administration ("FDA") in April 2014 and has been commercially available in certain European markets since November 2011. In June 2018, Japan's Ministry of Health, Labour and Welfare approved Inspire therapy to treat moderate to severe OSA, and we will now seek reimbursement coverage in Japan.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the SEC. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2017 included in our audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto for the year ended December 31, 2017 included in our final prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-224176), filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b)(4) on May 4, 2018 (the "Prospectus"). The condensed balance sheet at December 31, 2017 was derived from the audited financial statements.
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
Initial Public Offering
On May 7, 2018, we completed our IPO by issuing 7,762,500 shares of common stock, at an offering price of $16.00 per share, for net proceeds of approximately $112.0 million after deducting underwriting discounts and commissions and offering expenses payable by us. In connection with the IPO, our outstanding shares of convertible preferred stock were automatically converted into an aggregate of 12,111,706 shares of common stock, and our outstanding warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 100,558 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.9 million to additional paid-in capital ("APIC").

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

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
JOBS Act Accounting Election
As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.
Cash and Cash Equivalents
We consider all highly liquid securities, readily convertible to cash, that mature within 90 days or less from the date of purchase to be cash equivalents. The carrying amount reported in the balance sheets for cash is cost, which approximates fair value.
Short-Term Investments
At September 30, 2018 and December 31, 2017, our short-term investments consisted of commercial paper, corporate bonds, and U.S. government securities which are classified as available-for-sale and had maturities less than one year. Short-term investments are reported at their estimated fair market value which approximates cost. Any unrealized gains and losses are reported in accumulated other comprehensive loss. We had less than $0.1 million and $0 accumulated other comprehensive loss balance at September 30, 2018 or December 31, 2017, respectively. Any realized gains and losses are reported net in interest income or interest expense. For the nine months ended September 30, 2018, we recognized $0.4 million of gains, net.
Fair Value of Financial Instruments
We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term investments, and certain of our previously outstanding preferred stock warrants. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

Money market funds:    Fair values of money market funds are based on quoted market prices in active markets.
Commercial paper:    Short-term, highly liquid investments are included as a Level 2 measurement in the tables below.
Corporate bonds:    Consists of notes, asset-backed securities and bonds with original maturities of less than one year and various yields. These are included as a Level 2 measurement in the tables below.
U.S. government securities:    Consists of U.S. Government treasury bills with original maturities of less than one year. These are included as a Level 1 measurement in the table below.
The following tables sets forth by level within the fair value hierarchy our assets and liabilities that are reported at fair value as of September 30, 2018 and December 31, 2017. As required by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of
	September 30, 2018
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$14,250	$14,250	$—	$—
Commercial paper	10,382	—	10,382	—
Total cash equivalents	24,632	14,250	10,382	—
Short-term investments:
Commercial paper	$47,631	$—	$47,631	$—
Corporate bonds	34,576	—	34,576	—
U.S. government securities	11,907	11,907	—	—
Total short-term investments	94,114	11,907	82,207	—
Total assets	$118,746	$26,157	$92,589	$—

	Fair Value Measurements as of
	December 31, 2017
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$6,446	$6,446	$—	$—
Commercial paper	1,099	—	1,099	—
Total cash equivalents	7,545	6,446	1,099	—
Short-term investments:
Commercial paper	$5,384	$—	$5,384	$—
Corporate bonds	1,804	—	1,804	—
Total short-term investments	7,188	—	7,188	—
Total assets	$14,733	$6,446	$8,287	$—
Liabilities
Preferred stock warrants	$157	$—	$—	$157

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the periods ended September 30, 2018 and December 31, 2017.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

The recurring Level 3 fair value measurements of our preferred stock warrant liabilities used the Black-Scholes option pricing model and value of the respective class of our convertible preferred stock (see Note 8), which was unobservable. All other assumptions included in the model are observable Level 1 inputs.
The following table provides a reconciliation of the beginning and ending balances of our preferred stock warrant liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$—	$57	$157	$53
Initial fair value of preferred stock warrants issued	—	—	103	4
Reclassified to equity	—	—	(855)	—
Change in fair value of preferred stock warrants	—	—	595	—
Balance at end of period	$—	$57	$—	$57
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of September 30, 2018 and December 31, 2017, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on the estimated forecast of future product demand, product life cycles, including expiration of inventory prior to sale, and introduction of new products. The reserve for excess and obsolete inventory was $0.8 million and $0.5 million as of September 30, 2018 and December 31, 2017, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during the nine months ended September 30, 2018 and 2017.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

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
The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (i) the expected share price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to us, including stage of product development and focus on the life science industry. We use the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $2.0 million and $1.4 million during the three months ended September 30, 2018 and 2017, respectively, and $5.8 million and $3.7 million during the nine months ended September 30, 2018 and 2017, respectively.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

all potentially dilutive shares consisting of convertible preferred stock, stock options and warrants were antidilutive in those periods.
Recent Accounting Pronouncements
We are an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the "Securities Act"), for complying with new or revised accounting standards. Accordingly, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with the concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for interim and annual reporting periods beginning on or after December 15, 2018 for private companies and, therefore, us due to the JOBS Act exemption described above. We have commenced project planning for our implementation, which has included engaging an accounting firm to assist us. We have not yet made a determination on our transition method, nor have we determined whether this standard will have a material impact on our financial statements. We plan to complete our assessment of the impact of this standard during the fourth quarter of 2018.
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
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2019 for private companies; and, therefore, us due to the JOBS Act exemption described above. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief. We plan to further evaluate the anticipated impact of the adoption of this ASU on our financial statements in future periods.
In March 2016, the FASB issued No. 2016-9, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-9"), which changes how companies will account for certain aspects of share-based payments to employees. As part of the new guidance, entities will be required to record the impact of income taxes arising from share-based compensation when awards vest or are settled within earnings as part of income tax expense rather than recorded as part of APIC and will eliminate the requirement that excess tax benefits be realized prior to recognition. Additionally, the guidance requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Additionally, companies will be required to make an accounting policy election at the time of adoption of the new guidance to either account for forfeitures of share-based awards in a manner similar to today's requirements (i.e., estimating the number of awards expected to be forfeited at the grant date and adjusting the estimate when awards are actually forfeited), or recognizing forfeitures as they occur with no estimate of forfeitures determined at the grant date. Companies will also be able to set a maximum statutory tax rate as it pertains to share-based awards it net settles on behalf of its employees. This will provide companies a greater ability to retain equity-award accounting treatment. Entities will apply the provisions of ASU 2016-9 using a modified retrospective transition approach, with a cumulative-effect adjustment booked to retained earnings as of the

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

beginning of the period of adoption. This guidance was effective for us on January 1, 2018 and did not significantly impact our financial statements and related disclosures.
We have reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.
3. Composition of Certain Financial Statement Items
Inventories

	September 30, 2018	December 31, 2017
Raw materials	$1,054	$1,323
Finished goods	2,021	2,347
Total inventories, net of reserves	$3,075	$3,670
Property and Equipment

	September 30, 2018	December 31, 2017
Computer equipment and software	$333	$351
Furniture and office equipment	148	137
Manufacturing equipment	857	1,108
Research and development equipment	30	30
Leasehold improvements	185	178
Property and equipment, cost	1,553	1,804
Less: accumulated depreciation and amortization	(788)	(810)
Property and equipment, net	$765	$994
Depreciation and amortization expense was $0.1 million for both the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.
Accrued Expenses

	September 30, 2018	December 31, 2017
Payroll and commissions payable	$3,619	$2,871
Vacation	946	723
Other accrued expenses	397	438
Total accrued expenses	$4,962	$4,032

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

4. Short-Term Investments
Our short-term investments are classified as available-for-sale and consist of the following:

	September 30, 2018
		Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$47,631	$—	$—	$47,631
Corporate bonds	34,598	—	22	34,576
U.S. government securities	11,911	—	4	11,907
Short-term investments	$94,140	$—	$26	$94,114

	December 31, 2017
		Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$5,384	$—	$—	$5,384
Corporate bonds	1,804	—	—	1,804
Short-term investments	$7,188	$—	$—	$7,188
As of September 30, 2018 and December 31, 2017, we had no investments with a contractual maturity of greater than one year. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired at September 30, 2018.
5. Long-Term Debt
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
On February 7, 2018, we borrowed an additional $8.0 million under the term B loan facility portion of the credit facility. After receipt of the $8.0 million, we had a total of $24.5 million outstanding under the credit facility, which bears interest at a floating interest rate equal to the greater of 7.95% or LIBOR plus 6.9% per annum. All amounts borrowed under the credit facility are interest-only through March 1, 2019, after which monthly payments of principal and interest are due through March 1, 2022; provided that the interest-only period will be extended to March 1, 2020 if we have revenue, measured on a trailing 12-month basis as of December 31, 2018, of at least $25.0 million, which was met during the nine months ended September 30, 2018, and, therefore, the interest-only period is extended to March 1, 2020. In connection with this borrowing, we issued 233,577 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

In addition to the principal and interest payments, under the credit facility, we are required to pay a final payment fee of 5.0% on all amounts outstanding (or 5.5% if the interest-only period has been extended to March 1, 2020), which is being accreted using the effective interest rate method over the term of the loan and security agreement and shall be due at the earlier of maturity or prepayment. Because the interest-only period has been extended, the final payment fee will be 5.5%. If we repay all the amounts borrowed under the term A loan facility on or prior to maturity, we will also be required to pay a prepayment fee equal to 1.5% if such borrowings are prepaid after February 24, 2018 but prior to February 24, 2019, and 1.00% if such borrowings are prepaid on or after February 24, 2019. Borrowings under the term B loan facility are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 2.5% if the such borrowings are prepaid prior to February 7, 2019, 1.5% if such borrowings are prepaid on or after February 7, 2019 but prior to February 7, 2020 and 1.00% if such borrowings are on or after February 7, 2020.
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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of September 30, 2018.
We paid debt issuance costs of $0.1 million in connection with our entry into the loan and security agreement in August 2015. The costs are being amortized over the term of the loan using the effective interest rate method. We also issued preferred stock warrants in connection with our borrowings under our credit facilities (see Note 8).
Expected future principal payments for the credit facility are as follows:

Year ending December 31:
2018 (remaining)	$—
2019	—
2020	10,208
2021	12,250
2022	2,042
Total expected future principal payments	$24,500
6. Commitments
Operating Lease
We rent office space under an operating lease that expires on March 31, 2019. The lease allows us to terminate the lease any time after March 31, 2017 without a penalty.
In September 2018, we entered into a non-cancelable operating lease agreement to sublease approximately 44,000 square feet of office space for our corporate headquarters, which lease is scheduled to commence January 15, 2019 and expire November 30, 2020.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

Future minimum annual operating lease payments are as follows:

Year ending December 31:
2018 (remaining)	$48
2019	1,043
2020	952
Total future operating lease payments	$2,043
Rent expense was less than $0.1 million for both the three months ended September 30, 2018 and 2017, and $0.1 million for both the nine months ended September 30, 2018 and 2017.
Purchase Commitments
As of September 30, 2018 and December 31, 2017, we had commitments to suppliers for inventory purchases totaling $16.2 million and $9.0 million, respectively, of which less than $0.1 million and $0.4 million, respectively, was committed to Medtronic, a related party.
7. Employee Retirement Plan
We sponsor an employee retirement plan covering all of our full-time employees. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. We may elect to make a voluntary contribution to the plan. We have not made contributions since inception.
8. Stockholders' Equity
Authorized Shares
As of December 31, 2017, we had authorized 186,894,620 shares of stock, of which 110,000,000 shares were designated as common stock and 76,894,620 shares were designated as Series A, B, C, D, E, and F preferred stock. All stock had a par value of $0.001 per share.
As of September 30, 2018, we had authorized 210,000,000 shares of stock, of which 200,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. All stock has a par value of $0.001 per share.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

In connection with the IPO in May 2018, the 76,235,050 shares of convertible preferred stock were converted into 12,111,706 shares of common stock, resulting in the reclassification of the related convertible preferred stock of $119.1 million to common stock and APIC. As of September 30, 2018, no preferred stock had been issued.
The dividend per share on the convertible preferred stock was only payable when and if declared by the Board of Directors.
Preferred Stock Warrants and Common Stock Warrants
As of December 31, 2017, we had warrants outstanding to purchase 396,795 shares of various series of our preferred stock. The warrants had been issued in connection with our various credit facilities and issuances of promissory notes. The original fair value of the warrants was determined using the Black-Scholes option pricing model.
In connection with the borrowing completed in February 2018 (see Note 5), we issued 233,577 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.44, for a total value of $0.1 million at the date of issuance and was fully expensed during the three months ended March 31, 2018.
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
As of May 7, 2018, the date of the closing of our IPO, the following preferred stock warrants issued under the original credit facility and subsequent amendments were outstanding and exercisable:

Issuance	Expiration	Series	Exercise Price	Warrants Outstanding at May 7, 2018	Initial Value	Fair Value at May 7, 2018
February 8, 2018	February 8, 2028	F	$1.37	233,577	$103	$320
February 24, 2017	February 24, 2027	F	1.37	29,197	4	40
August 7, 2015	August 7, 2025	E	2.62	29,580	33	41
June 27, 2014	June 27, 2024	E	2.62	76,334	85	174
August 5, 2013	August 5, 2023	C	1.07	74,768	39	80
November 16, 2012	November 16, 2022	C	1.07	186,916	96	200
Total				630,372		$855
In connection with the closing of the IPO in May 2018, the warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $0.9 million to APIC during the three months ended June 30, 2018. Upon the closing of the IPO, the warrants to purchase 630,372 shares of preferred stock at a weighted average exercise price of $1.46 per share became exercisable to purchase 100,558 shares of common stock at weighted average exercise price of $9.38 per share. Warrants for 19,674 shares were exercised through a cashless exercise on September 10, 2018, resulting in the issuance of a net 17,050 shares of our common stock.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

As of December 31, 2017, the following preferred stock warrants issued under the original credit facility and subsequent amendments were outstanding and exercisable:

Issuance	Expiration	Series	Exercise Price	Warrants Outstanding at December 31, 2017	Initial Value	Fair Value at December 31, 2017
February 24, 2017	February 24, 2027	F	$1.37	29,197	$4	$13
August 7, 2015	August 7, 2025	E	2.62	29,580	33	8
June 27, 2014	June 27, 2024	E	2.62	76,334	85	21
August 5, 2013	August 5, 2023	C	1.07	74,768	39	33
November 16, 2012	November 16, 2022	C	1.07	186,916	96	82
Total				396,795		$157
The warrants issued on August 7, 2015 to purchase Series E preferred stock were subject to the conversion price of the underlying preferred stock. The warrants to purchase 29,580 shares of Series E preferred stock at $2.62 per share has been adjusted to purchase 56,569 shares of Series F preferred stock at $1.37 per share due to the dilutive issuance of the Series F preferred stock.
9. Stock Options
We adopted the 2007 Stock Incentive Plan (the "2007 Plan") in November 2007, which terminated in accordance with its terms on November 28, 2017; however, the outstanding stock options may continue to be exercised in accordance with their terms.
Immediately following the termination of the 2007 Plan, we adopted the 2017 Stock Incentive Plan (the "2017 Plan"), which contains substantially similar terms and conditions as the 2007 Plan. Upon the IPO, no further grants were made under the 2017 Plan and we adopted the 2018 Stock Incentive Plan (the "2018 Plan"). The purpose of the 2018 Plan is to promote the interest of our company and our stockholders by aiding in attracting and retaining employees, officers, consultants, independent contractors, and directors capable of assuring the future success our business and to afford such persons an opportunity to acquire a proprietary interest our company. The Board may amend, alter, suspend, discontinue, or terminate the 2018 Plan at any time with the approval of our stockholders.
As of September 30, 2018, there were 1,386,809 shares reserved for issuance under the 2018 Plan, of which 1,036,392 shares were available for issuance. Prior to the IPO, the exercise price of stock options represented fair value of the common stock at the time of issuance and was determined by the Board of Directors. Post-IPO, options are granted at the exercise price, which is equal to the closing price of our stock on the date of grant. The options granted during the nine months ended September 30, 2018 contain fixed exercise prices ranging from $2.80 to $54.99 per share with varying expiration and exercise dates and have a weighted average exercise price of $15.04 per share. The stock options granted to employees include a four-year service period and 25% vest after the first year of service and with the remainder vesting pro rata over the next 36 months of service. The stock options granted to the Board of Directors include a one-year service period and all shares vest after the one year of service. The stock options have a contractual life of ten years.
A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,071,616	$1.47	5.9
Granted	385,056	$15.04
Exercised	(227,114)	$1.90
Forfeited	(31,428)	$1.05
Outstanding at September 30, 2018	2,198,130	$3.80	6.8	$84,136
Exercisable at September 30, 2018	1,307,821	$1.58	5.4	$52,975

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

Total stock-based compensation recognized, before taxes, during the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative	$326	$41	$592	$89
Sales and marketing	41	30	88	73
Research and development	5	10	16	27
Total stock-based compensation	$372	$81	$696	$189
As of September 30, 2018, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2022 related to unvested employee and non-employee director share-based awards is $2.4 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized is 2.6 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional share-based awards.
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
The fair value of options granted to employees and non-employee directors during the nine months ended September 30, 2018 and 2017 was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2018	2017
Expected life (years)	5.50 - 6.25	5.75 - 6.25
Expected volatility	37.5 - 49.8%	39.9 - 41.5%
Risk-free interest rate	2.38 - 3.01%	1.88 - 2.32%
Dividend yield	0.0%	0.0%
Weighted average fair value	$7.43	$0.40
10. Related-Party Transactions
Board of Directors' Appointment
We are party to various agreements and contracts with Medtronic, one of our stockholders. Under these agreements and contracts, Medtronic was allowed to name one person to be a member of our Board of Directors. In connection with the Series F Preferred Stock purchase agreement in 2016, Medtronic agreed to move from one voting member of our Board of Directors to two non-voting members. This right terminated in connection with the completion of our IPO.
Supply Agreement
We contract with Medtronic to supply all of our commercial and clinical requirements of certain components used to manufacture the Inspire system. The current Supply Agreement expired on June 5, 2017 but was extended to allow Medtronic to complete a final build of the pressure sensor used in our original pressure sensing lead, which was completed in 2018. Upon a change of control event whereby we are owned or controlled by a competitor of Medtronic, Medtronic would have the right to terminate the Supply Agreement, provided that, upon any such termination we would be entitled to exercise a one-time buy right of inventory using current product pricing and upon terms to be agreed upon in the definitive agreements.
We purchased inventory at arms-length with Medtronic, a related party, of $0.3 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.
Right-of-First-Offer of the Company
Under a Right-of-First-Offer with Medtronic that expired on May 16, 2017, had we decided to initiate a possible sale of our company prior to the expiration date, we would have been required to negotiate exclusively with Medtronic for such transaction for a period of 90 days prior to negotiating with a third party.
11. Income Taxes
During the three and nine months ended September 30, 2018 and 2017, we did not record an income tax benefit related to our loss before income taxes in the statement of operations and comprehensive loss because a valuation allowance has been required to be established for all deferred tax assets due to our cumulative net loss position.
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
(Table amounts in thousands, except share and per share amounts)

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
We had no unrecognized tax benefits as of September 30, 2018 and December 31, 2017. We file income tax returns in the U.S. federal and various state jurisdictions. The 2014 to 2017 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.
The Tax and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.
We have applied the guidance in ASU 2018-5, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Act. At September 30, 2018, we have not completed our accounting for the tax effects of the Act, as we are in the process of analyzing certain aspects of the Act, obtaining information, and refining our calculations of the Act's impact. There have been no material measurement period adjustments made during the nine months ended September 30, 2018 related to the provisional amounts recorded and disclosed in our Registration Statement Form S-1 and Prospectus dated May 2, 2018. We expect to complete the accounting for the tax effects of the Act during 2018.
12. Segment Reporting and Significant Customers
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
Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$11,307	$6,547	$29,580	$15,922
Europe	1,747	724	4,454	2,688
Total revenue	$13,054	$7,271	$34,034	$18,610
All of our long-lived assets are located in the United States.
13. Loss Per Share
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	September 30,
	2018	2017
Convertible preferred stock outstanding	—	12,111,706
Convertible preferred stock warrants	—	65,434
Convertible common stock warrants	80,884	—
Common stock options outstanding	2,198,130	2,074,994
Total	2,279,014	14,252,134
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our final prospectus, dated May 2, 2018 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act on May 4, 2018 (the “Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

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
We sell our Inspire system to hospitals and ambulatory service centers ("ASCs") in the U.S. and in select countries in Europe through a direct sales organization. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-patient marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy and frequently results in patient leads. We increased the number of employees in our sales, marketing and reimbursement organizations from 70 as of September 30, 2017 to 117 as of September 30, 2018.
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, on a medical necessity basis for most patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. To date, approximately 300 commercial payors have reimbursed hospitals and ASCs for patients' treatment with our Inspire therapy through the prior authorization process. In July 2018, Aetna Inc., one of the leading health plans in the U.S., began providing coverage for our Inspire therapy, bringing secured positive coverage policies to nine U.S. commercial payors. In June 2018, Japan's Ministry of Health, Labour and Welfare approved our Inspire therapy to treat moderate to severe OSA, and we will now seek reimbursement coverage in Japan. For the nine months ended September 30, 2018, 86.9% of our revenue was derived in the U.S. and 13.1% was derived in Europe. No single customer accounted for more than 3% of our revenue.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and through our initial public offering of common stock ("IPO"), which closed in May 2018. We have devoted substantially all of our resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended September 30, 2018, we generated revenue of $13.1 million with a gross margin of 81.1% and had a net loss of $4.7 million compared to revenue of $7.3 million with a gross margin of 78.5% and a net loss of $4.0 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we generated revenue of $34.0 million with a gross margin of 79.8% and had a net loss of $17.1 million compared to revenue of $18.6 million with a gross margin of 77.8% and a net loss of $13.3 million for the nine months ended September 30, 2017. Our accumulated deficit as of September 30, 2018 was $142.1 million.
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
Other Expense, Net
Other expense, net consists primarily of interest expense payable under our credit facility. Other items include interest income and fair value adjustments related to convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period. Immediately prior to the closing of our IPO, our outstanding convertible preferred stock warrants automatically converted into warrants to purchase shares of our common stock.
Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in thousands, except percentages)
Revenue	$13,054	$7,271	$5,783	79.5%	$34,034	$18,610	$15,424	82.9%
Cost of goods sold	2,467	1,565	902	57.6%	6,863	4,137	2,726	65.9%
Gross profit	10,587	5,706	4,881	85.5%	27,171	14,473	12,698	87.7%
Gross margin	81.1%	78.5%			79.8%	77.8%
Operating expenses:
Selling and marketing	11,312	7,315	3,997	54.6%	31,913	19,566	12,347	63.1%
Research and development	1,771	1,176	595	50.6%	5,236	4,512	724	16.0%
General and administrative	2,153	864	1,289	149.2%	5,503	2,552	2,951	115.6%
Total operating expenses	15,236	9,355	5,881	62.9%	42,652	26,630	16,022	60.2%
Operating loss	(4,649)	(3,649)	(1,000)	27.4%	(15,481)	(12,157)	(3,324)	27.3%
Other expense, net	44	374	(330)	(88.2)%	1,569	1,103	466	42.2%
Net loss	$(4,693)	$(4,023)	$(670)	16.7%	$(17,050)	$(13,260)	$(3,790)	28.6%

Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue
Revenue increased $5.8 million, or 79.5%, to $13.1 million for the three months ended September 30, 2018 compared to $7.3 million for the three months ended September 30, 2017. The increase was attributable to an increase in sales of our Inspire system of $4.8 million in the U.S. and an increase of $1.0 million in Europe, primarily in Germany.
Revenue information by region is summarized as follows:

	Three Months Ended September 30,
	2018		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
(in thousands, except percentages)
United States	$11,307	86.6%	$6,547	90.0%	$4,760	72.7%
Europe	1,747	13.4%	724	10.0%	1,023	141.3%
Total revenue	$13,054	100.0%	$7,271	100.0%	$5,783	79.5%
Revenue generated in the U.S. was $11.3 million for the three months ended September 30, 2018, an increase of $4.8 million or 72.7% over the three months ended September 30, 2017. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, the expansion of our U.S. sales representatives into new territories, increased physician and patient awareness of our Inspire system, and a greater number of prior authorization approvals.
Revenue generated in Europe was $1.7 million in the three months ended September 30, 2018, an increase of $1.0 million or 141.3% over the three months ended September 30, 2017. Revenue growth in Europe was primarily due to increased market penetration in existing territories and increased physician and patient awareness of our Inspire system. Additionally, $0.1 million of the increase in revenue was attributable to an increase in our average selling price.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $0.9 million, or 57.6%, to $2.5 million for the three months ended September 30, 2018 compared to $1.6 million for the three months ended September 30, 2017. The increase was primarily due to increased purchases of manufactured products due to higher sales volume of our Inspire system.
Gross margin was 81.1% for the three months ended September 30, 2018 compared to 78.5% for the three months ended September 30, 2017. The lower gross margin for the three months ended September 30, 2017 was primarily due to higher cost of goods sold resulting from an excess inventory charge of $0.2 million for the anticipated introduction of the fourth generation Inspire system in the U.S. in July 2017.
Selling and Marketing Expenses
Selling and marketing expenses increased $4.0 million, or 54.6%, to $11.3 million for the three months ended September 30, 2018 compared to $7.3 million for the three months ended September 30, 2017. The increase in selling and marketing expenses was primarily due to an increase of $3.1 million related to compensation, travel and other employee-related expenses of our sales and marketing organizations, primarily as a result of increased headcount. Other drivers included an increase of $0.6 million of direct-to-patient marketing programs, trade show and conference expenses and an increase of $0.2 million of expenses related to increased headcount in our reimbursement organization.
Research and Development Expenses
Research and development expenses increased $0.6 million, or 50.6%, to $1.8 million for the three months ended September 30, 2018 and 2017 compared to $1.2 million for the three months ended September 30, 2017. This change was primarily due to an increase of $0.2 million for ongoing research and development projects, $0.2 million of compensation and employee-related expenses, and $0.2 million for regulatory and clinical study costs.

General and Administrative Expenses
General and administrative expenses increased $1.3 million, or 149.2%, to $2.2 million for the three months ended September 30, 2018 compared to $0.9 million for the three months ended September 30, 2017. The primary driver of this increase was an increase of $0.6 million related to legal fees, financial audit fees, and insurance costs, which increased primarily as a result of becoming a public company, as well as out-sourced information technology services and facilities costs. In addition, general and administrative expenses increased $0.6 million due to compensation, travel and other employee-related expenses for administrative personnel.
Other Expense, Net
Other expense, net decreased $0.3 million, or 88.2%, to less than $0.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The change was primarily due to an increase of $0.6 million of interest income related to our higher cash, cash equivalents and short-term investments balances, partially offset by additional interest expense of $0.3 million related primarily to increased borrowings under our credit facility.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue
Revenue increased $15.4 million, or 82.9%, to $34.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was attributable to an increase in sales of our Inspire system of $13.7 million in the U.S. and an increase of $1.8 million in Europe, primarily in Germany.
Revenue information by region is summarized as follows:

	Nine Months Ended September 30,
	2018		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$29,580	86.9%	$15,922	85.6%	$13,658	85.8%
Europe	4,454	13.1%	2,688	14.4%	1,766	65.7%
Total revenue	$34,034	100.0%	$18,610	100.0%	$15,424	82.9%
Revenue generated in the U.S. was $29.6 million for the nine months ended September 30, 2018, an increase of $13.7 million or 85.8% over the nine months ended September 30, 2017. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, the expansion of our U.S. sales representatives into new territories, increased physician and patient awareness of our Inspire system, and a greater number of prior authorization approvals. Additionally, $1.0 million of the increase in revenue was attributable to an increase in our average selling price with the introduction of the fourth generation Inspire system in the U.S. in July 2017.
Revenue generated in Europe was $4.5 million in the nine months ended September 30, 2018, an increase of $1.8 million or 65.7% over the nine months ended September 30, 2017. Revenue growth in Europe was primarily due to increased market penetration in existing territories and increased physician and patient awareness of our Inspire system. Additionally, $0.5 million of the increase in revenue was attributable to an increase in our average selling price.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $2.8 million, or 65.9%, to $6.9 million for the nine months ended September 30, 2018 compared to $4.1 million for the nine months ended September 30, 2017. The increase was primarily due to increased purchases of manufactured products due to higher sales volume of our Inspire system.
Gross margin was 79.8% for the nine months ended September 30, 2018 compared to 77.8% for the nine months ended September 30, 2017. The lower gross margin for the nine months ended September 30, 2017 was primarily due to higher cost of goods sold resulting from an excess inventory charge of $0.5 million for the anticipated introduction of the fourth generation Inspire system in the U.S. in July 2017.
Selling and Marketing Expenses
Selling and marketing expenses increased $12.3 million, or 63.1%, to $31.9 million for the nine months ended September 30, 2018 compared to $19.6 million for the nine months ended September 30, 2017. The increase in selling and marketing expenses was primarily due to an increase of $9.3 million related to compensation, travel and other employee-related expenses of our sales and marketing organizations, primarily as a result of increased headcount. Other drivers included an increase of $2.1 million of direct-to-patient marketing programs, trade show and conference expenses, an increase of $0.8 million of expenses related to increased headcount in our reimbursement organization, and an increase of $0.1 million due to increased physician training costs.
Research and Development Expenses
Research and development expenses increased $0.7 million, or 16.0%, to $5.2 million for the nine months ended September 30, 2018 compared to $4.5 million for the nine months ended September 30, 2017. This change was primarily due to an increase of $0.5 million of compensation and employee-related expenses, and $0.2 million for ongoing research and development projects.
General and Administrative Expenses
General and administrative expenses increased $2.9 million, or 115.6%, to $5.5 million for the nine months ended September 30, 2018 compared to $2.6 million for the nine months ended September 30, 2017. The primary driver of this increase was an increase of $1.3 million due to compensation, travel and other employee-related expenses for administrative personnel. In addition, general and administrative expenses increased $1.1 million related to legal fees, financial audit fees, and insurance costs, which increased primarily as a result of becoming a public company, as well as out-sourced information technology services and facilities costs.
Other Expense, Net
Other expense, net increased $0.5 million, or 42.2%, to $1.6 million for the nine months ended September 30, 2018 compared to $1.1 million for the nine months ended September 30, 2017. The change was primarily due to an increase in interest expense of $0.5 million related to additional borrowings under our credit facility, the fair value adjustment of $0.6 million of our previously outstanding convertible preferred stock warrants, and $0.2 million related to the final payment fee under our credit facility. This increase was partially offset by an increase of $0.9 million of interest income related to our higher cash, cash equivalents and short-term investments balances.
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
Liquidity and Capital Resources
As of September 30, 2018, we had cash, cash equivalents and short-term investments of $120.4 million and an accumulated deficit of $142.1 million, compared to cash, cash equivalents and short-term investments of $16.1 million and an accumulated deficit of $125.1 million as of December 31, 2017. On May 7, 2018, we completed our IPO by issuing 7,762,500 shares of common stock, at an offering price of $16.00 per share, for net proceeds of approximately $112.0 million after deducting underwriting discounts and commissions and offering expenses payable by us. Prior to our IPO, our primary sources of capital were from private placements of our convertible preferred securities, sales of our Inspire system and amounts borrowed under credit facilities. Since inception and prior to the IPO, we raised a total of $119.1 million in net proceeds from private placements of our convertible preferred securities. In August 2015, we entered into a loan and security agreement with Oxford Finance LLC ("Oxford Finance") for up to $25.5 million of debt financing. As of September 30, 2018, we had $24.5 million of outstanding borrowings under the credit facility.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,105)	$(12,514)
Investing activities	(87,011)	(5,152)
Financing activities	120,473	25,521
Net increase in cash and cash equivalents	$17,357	$7,855
Operating Activities
The net cash used in operating activities was $16.1 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $17.1 million, an increase in net operating assets of $1.1 million and non-cash charges of $2.1 million. Net operating assets consisted primarily of accounts receivable and inventory to support the growth of our operations and accrued compensation as annual bonuses were paid. The increase in net operating assets was also attributed to the increase in prepaid expenses and other assets. Non-cash charges consisted of stock-based compensation, the change in fair value of preferred stock warrants, accretion of debt discount, and depreciation.
The net cash used in operating activities was $12.5 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $13.3 million, an increase in net operating assets of $0.2 million and non-cash charges of $0.6 million. Net operating assets consisted primarily of accounts receivable to support the growth of our operations and accrued compensation as annual bonuses were paid. Non-cash charges consisted primarily of accretion of debt discount, stock-based compensation, and depreciation.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2018 was $87.0 million and consisted primarily of purchases of short-term investments of $98.9 million, offset by proceeds from sales or maturities of short-term investments of $12.0 million.
Net cash used in investing activities was $5.2 million for the nine months ended September 30, 2017 and consisted of purchases of short-term investments of $4.8 million and purchases of property and equipment of $0.4 million.
Financing Activities
Net cash provided by financing activities was $120.5 million for the nine months ended September 30, 2018 and consisted primarily of $112.0 million of net proceeds from the IPO in May 2018 and borrowings of $8.0 million under our credit facility.

Net cash provided by financing activities was $25.5 million for the nine months ended September 30, 2017 and consisted primarily of $25.0 million of net proceeds from the issuance of Series F convertible preferred stock and borrowings of $1.0 million under our credit facility less $0.5 million of expenses.
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
The credit facility is secured by substantially all of our personal property other than our intellectual property. Outstanding borrowings under the credit facility bear interest at an annual rate equal to the greater of (i) 7.95% and (ii) the sum of (a) the 30-day U.S. LIBOR rate on the last business day of the month that immediately precedes the month in which such interest will accrue, plus (b) 6.90%. We are required to make monthly payments of interest only through March 1, 2019, or the interest-only period; provided that the interest-only period will be extended to March 1, 2020 if we have revenue, measured on a trailing 12-month basis as of December 31, 2018, of at least $25.0 million, which was met during the nine months ended September 30, 2018, and, therefore, the interest-only period is extended to March 1, 2020. Following the interest-only period, we will be required to make monthly payments of interest and principal in 36 consecutive monthly installments (or 24 consecutive monthly installments if the interest-only period is extended to March 1, 2020, which occurred during the nine months ended September 30, 2018.) Outstanding borrowings under the credit facility mature on February 1, 2022. On the maturity date, in addition to our regular monthly payments of principal and accrued interest, we will be required to make a payment of 5.0% (or 5.5% if the interest-only period has been extended to March 1, 2020) of the total amount borrowed under the credit facility, which we refer to as the Final Payment, unless we have not already made such payment in connection with an acceleration or prepayment of borrowings under the credit facility. Because the interest-only period has been extended, the final payment fee will be 5.5%.
Borrowings under the term A loan facility are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 1.5% if such borrowings are prepaid prior to February 24, 2019 and 1.00% if such borrowings are prepaid on or after February 24, 2019. The Final Payment is being accrued over the life of the credit facility and will be due at the earlier of maturity or prepayment. Borrowings under the term B loan facility are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 2.5% if the such borrowings are prepaid prior to February 7, 2019, 1.5% if such borrowings are prepaid on or after February 7, 2019 but prior to February 7, 2020 and 1.00% if such borrowings are on or after February 7, 2020. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. We were in compliance with all covenants under the credit facility as of September 30, 2018.
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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our Prospectus.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Prospectus. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2018.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices. If overall interest rates had increased by 100 basis points during the periods presented our interest income would not have been materially affected. We do not currently use or plan to use financial derivatives in our investment portfolio. Additionally, the interest rate for our outstanding debt is variable. If overall interest rates had increased by 100 basis points during the periods presented our interest expense would have increased by approximately $0.2 million.
Credit Risk
As of September 30, 2018 and December 31, 2017, our cash and cash equivalents were maintained with one financial institution in the U.S., and our current deposits are likely in excess of insured limits. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals in the U.S. and Europe, primarily in Germany. No single customer represented more than 3% of our accounts receivable as of September 30, 2018.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception in 2007. For the nine months ended September 30, 2018, we had net losses of $17.1 million. As of September 30, 2018, we had an accumulated deficit of $142.1 million. To date, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and through our IPO of common stock, which closed in May 2018. We have devoted substantially all of our resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities.
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
We began selling our Inspire system in 2011 in certain European countries and in 2014 in the U.S. Sales of our Inspire system accounted for primarily all of our revenue for the nine months ended September 30, 2018. We expect that sales of our Inspire system will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by patients, physicians and sleep centers, among others, of our Inspire therapy to treat moderate to severe OSA in patients who are unable to use or get consistent benefit from CPAP. Some physicians may have prior history with or a preference for other treatment options, such as positive airway pressure devices, surgical treatments or oral appliances, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with our Inspire therapy. Patients may not adopt our Inspire therapy if, among other potential reasons, their airway anatomy would not allow for effective treatment with Inspire therapy, they are reluctant to receive an implantable device as opposed to an alternative, non-implantable treatment, they are worried about potential adverse effects of our Inspire system, such as infection, discomfort from the stimulation or tongue soreness or weakness, or they are unable to obtain adequate third-party coverage or reimbursement for our Inspire therapy.
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
We began selling our Inspire system in certain European markets in 2011, and in the U.S. in 2014. As a result, we have limited experience marketing and selling our Inspire system. We currently sell our Inspire system through a direct sales force that targets ENT physicians and sleep centers in the U.S. and Europe, and also utilize various direct-to-patient marketing initiatives, including paid search, radio, social media and online videos. As of September 30, 2018, our direct sales and marketing organization, including reimbursement personnel, consisted of 117 employees, having increased from 70 employees as of September 30, 2017. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our Inspire system and obtain reimbursement for it, our revenue may be adversely affected.
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
Sales in markets outside of the U.S. accounted for approximately 13.1% of our revenue for the nine months ended September 30, 2018. Our strategy is to increase our international presence in Europe, including Germany and the Netherlands, as well as other international markets, such as Japan, which may further increase our revenue from markets outside the U.S. International sales are subject to a number of risks, including:

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
We rely on our own direct sales force, which as of September 30, 2018 consisted of 40 representatives in the U.S. and six representatives in Europe, to market and sell our Inspire system. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our Inspire system, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to manage our growth effectively.
Our past growth has provided, and our future growth may create, challenges for our organization. From September 30, 2017 to September 30, 2018, the number of our employees increased from 93 to 150. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures. If we fail to manage these challenges effectively, there may be an adverse effect on our business, financial condition and results of operations.
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
As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the U.S., the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act ("FCPA"), and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). In addition, the U.K. Bribery Act of 2010 (the "Bribery Act") prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
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
As of September 30, 2018, we had $24.5 million of indebtedness outstanding under our credit facility with Oxford Finance. In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change," generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.
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
In order to sell our products in member countries of the EEA our products must comply with the essential requirements of the European Union Medical Devices Directive ("Council Directive 93/42/EEC") and the Active Implantable Medical Devices Directive ("Council Directive 90/385/EEC"). Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene ("CE") mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the European Union Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a member state of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.
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
In addition, physicians may misuse our Inspire system or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our Inspire system is misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Similarly, in an effort to decrease costs, physicians may also reuse our Inspire system despite it being intended for a single use or may purchase reprocessed Inspire systems from third-party reprocessors in lieu of purchasing a new Inspire system from us, which could result in product failure and liability. As described above, product liability claims could divert management's attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance.

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
On April 5, 2017, the European Parliament passed the Medical Devices Regulation ("Regulation 2017/745"), which repeals and replaces the E.U. Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.
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
We own numerous issued patents and pending patent applications that relate to our system. As of September 30, 2018, we had rights to 20 issued U.S. patents, 22 issued foreign patents, 25 pending U.S. patent applications and 39 pending foreign patent applications. Assuming all required fees are paid, issued U.S. patents owned by us will expire between 2018 and 2035.
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
We may remain an "emerging growth company" until as late as December 31, 2023, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an "emerging growth company" earlier under certain circumstances, including if (1) we have more than $1.07 billion in annual revenue in any fiscal year, (2) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 and we are deemed to be a "large accelerated filer" as defined under the Exchange Act or (3) we issue more than $1.0 billion of non-convertible debt over a three-year period.
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
A significant portion of our total outstanding shares are eligible to be sold into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that these sales may occur, could result in a decrease in the market price of our common stock. As of October 30, 2018, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering an aggregate of up to 9,002,699 shares of our common stock or to include such shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market, subject to volume limitations applicable to affiliates.

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

•
stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of our Company; and

•
our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror.

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
Not applicable.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.
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

Inspire Medical Systems, Inc.

Date:	November 6, 2018	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 6, 2018	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)