Form 10-Q
period 2019-03-31
Inspire Medical Systems, Inc.
filed 2019-05-07
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38468
______________________________
Inspire Medical Systems, Inc.
(Exact name of registrant as specified in its charter)
______________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	INSP	New York Stock Exchange
As of April 30, 2019, the registrant had 23,805,187 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to:
•our history of operating losses and dependency on our Inspire system for revenues;
•commercial success and market acceptance of our Inspire therapy;
•our ability to achieve and maintain adequate levels of coverage or reimbursement for our Inspire system or any future products we may seek to commercialize;
•competitive companies and technologies in our industry;
•our ability to expand our indications and develop and commercialize additional products and enhancements to our Inspire system;
•future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
•estimates regarding the annual total addressable market and demand for our Inspire therapy in the United States and our market opportunity outside the United States;
•our dependence on third-party suppliers and contract manufacturers;
•risks related to consolidation in the healthcare industry;
•our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•our ability to accurately forecast customer demand for our Inspire system and manage our inventory;
•our ability to expand, manage and maintain our direct sales and marketing organization, and to market and sell our Inspire system in markets outside of the United States;
•our ability to increase the number of active medical centers implanting Inspire therapy;
•our ability to manage our growth;
•our ability to hire and retain our senior management and other highly qualified personnel;
•risks related to product liability claims and warranty claims;
•our ability to address quality issues that may arise with our Inspire system;
•our ability to successfully integrate any acquired companies;
•changes in global macroeconomic conditions;
•any failure of information technology systems, processes or sites or damage to our physical facilities;

•our ability to commercialize or obtain regulatory approvals for our Inspire therapy and system, or the effect of delays in commercializing or obtaining regulatory approvals;
•any violations of anti-bribery, anti-corruption and anti-money laundering laws;
•risks related to our indebtedness;
•our ability to use our net operating losses and research and development carryforwards;
•the risk that we may be deemed to be an investment company under the Investment Company Act of 1940;
•FDA or other United States. or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;
•our ability to establish and maintain intellectual property protection for our Inspire therapy and system or avoid claims of infringement;
•risks related to our common stock; and
•other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in "Part I, Item 1A. Risk Factors," "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I, Item 1. Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,945	$97,288
Short-term investments	75,069	90,922
Accounts receivable, net	7,036	6,667
Inventories	3,106	2,667
Prepaid expenses and other current assets	1,387	1,734
Total current assets	188,543	199,278
Property and equipment, net	974	802
Other non-current asset	89	—
Total assets	$189,606	$200,080
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,203	$3,429
Accrued expenses	4,623	7,726
Total current liabilities	7,826	11,155
Notes payable	24,364	24,926
Total liabilities	32,190	36,081
Stockholders' equity:
Common Stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 23,503,010 and 23,401,675 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	24	23
Additional paid-in capital	312,555	310,941
Accumulated other comprehensive income (loss)	16	(52)
Accumulated deficit	(155,179)	(146,913)
Total stockholders' equity	157,416	163,999
Total liabilities and stockholders' equity	$189,606	$200,080

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$16,250	$10,042
Cost of goods sold	2,854	2,294
Gross profit	13,396	7,748
Operating expenses:
Research and development	2,603	1,730
Selling, general and administrative	19,570	11,213
Total operating expenses	22,173	12,943
Operating loss	(8,777)	(5,195)
Other (income) expense:
Interest income	(1,086)	(60)
Interest expense	537	1,385
Other (income) expense, net	38	(19)
Total other (income) expense	(511)	1,306
Loss before income taxes	(8,266)	(6,501)
Income taxes	—	—
Net loss	(8,266)	(6,501)
Other comprehensive income:
Unrealized gain on short-term investments	68	—
Total comprehensive loss	$(8,198)	$(6,501)
Net loss per share, basic and diluted	$(0.35)	$(5.05)
Weighted average common shares used to compute net loss per share, basic and diluted	23,441,560	1,286,633

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2019

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	23,401,675	$23	$310,941	$(52)	$(146,913)	$163,999
Stock options exercised	100,089	1	165	—	—	166
Issuance of common stock	1,246	—	58	—	—	58
Stock-based compensation expense	—	—	1,391	—	—	1,391
Other comprehensive loss	—	—	—	68	—	68
Net loss	—	—	—	—	(8,266)	(8,266)
Balance at March 31, 2019	23,503,010	$24	$312,555	$16	$(155,179)	$157,416

	Three Months Ended March 31, 2018

	Common Stock			Convertible Preferred Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2017	1,272,360	$1	$7,305	76,235,050	$119,106	$(125,085)	$1,327
Stock options exercised	106,739	—	186	—	—	—	186
Stock-based compensation expense	—	—	55	—	—	—	55
Net loss	—	—	—	—	—	(6,501)	(6,501)
Balance at March 31, 2018	1,379,099	$1	$7,546	76,235,050	$119,106	$(131,586)	$(4,933)

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(8,266)	$(6,501)
Adjustments to reconcile net loss:
Depreciation and amortization	103	90
Accretion of investment discount	(309)	—
Accretion of debt discount	110	213
Stock-based compensation expense	1,391	55
Non-cash stock issuance for services rendered	58	—
Change in the fair value of preferred stock warrants	—	718
Other, net	(141)	—
Changes in operating assets and liabilities:
Accounts receivable	(385)	399
Inventories	(439)	276
Prepaid expenses and other current assets	254	(1,761)
Accounts payable	(222)	918
Accrued expenses	(3,096)	(825)
Net cash used in operating activities	(10,942)	(6,418)
Investing activities
Purchases of property and equipment, net of disposals	(275)	(7)
Purchases of short-term investments	(40,573)	(4,642)
Proceeds from sales or maturities of short-term investments	56,804	5,074
Net cash provided by investing activities	15,956	425
Financing activities
Proceeds from issuance of notes payable	—	8,000
Proceeds from the exercise of stock options	165	185
Payment of debt fees	(531)	—
Net cash (used in) provided by financing activities	(366)	8,185
Effect of exchange rate on cash	9	—
Increase in cash and cash equivalents	4,657	2,192
Cash and cash equivalents at beginning of period	97,288	8,955
Cash and cash equivalents at end of period	$101,945	11,147
Supplemental cash flow information
Cash paid for interest	$771	$347
Issuance of preferred stock warrants	—	103

  The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements may not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"); however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no material effect on the reported results of operations.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
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
Foreign Currency
Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Foreign currency transaction gains and losses are included in other (income) expense in the statements of operations and comprehensive loss. Assets and liabilities of foreign operations are remeasured at period-end exchange rates with the impacts of foreign currency remeasurement recognized in other (income) expense in the statements of operations and comprehensive loss.
Short-Term Investments
At March 31, 2019 and December 31, 2018, our short-term investments consisted of commercial paper, corporate bonds, asset-backed securities, and U.S. government securities which are classified as available-for-sale debt securities and had maturities less than one year. Short-term investments are reported at their estimated fair market value which approximates cost. Any unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss. We had less than $0.1 million of unrecognized income and $0.1 million of unrecognized loss in accumulated other comprehensive loss balance at March 31, 2019 and December 31, 2018, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other (income) expense, net. For both the three months ended March 31, 2019 and 2018, we recognized $0 of gains, net.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
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
Money market funds:    Fair values of money market funds are based on quoted market prices in active markets. These are included as Level 1 measurements in the tables below.
Commercial paper:    Short-term, highly liquid investments are included as a Level 2 measurement in the tables below.
Corporate bonds:    Consists of notes and bonds with original maturities of less than one year and various yields. These are included as a Level 2 measurement in the tables below.
Asset-backed securities: Consists of short-term, securitized investments backed by pools of credit card receivables. These are included as a Level 2 measurement in the tables below.
U.S. government securities:    Consists of U.S. Government Treasury bills with original maturities of less than one year. These are included as a Level 1 measurement in the table below.
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of March 31, 2019 and December 31, 2018. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	March 31, 2019
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$93,725	$93,725	$—	$—
Commercial paper	4,972	—	4,972	—
Total cash equivalents	98,697	93,725	4,972	—
Short-term investments:
Commercial paper	$18,829	$—	$18,829	$—
Corporate bonds	17,279	—	17,279	—
Asset-backed securities	15,609	—	15,609	—
U.S. government securities	23,352	23,352	—	—
Total short-term investments	75,069	23,352	51,717	—
Total	$173,766	$117,077	$56,689	$—

	Fair Value Measurements as of
	December 31, 2018
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$94,700	$94,700	$—	$—
Total cash equivalents	94,700	94,700	—	—
Short-term investments:
Commercial paper	$27,898	$—	$27,898	$—
Corporate bonds	28,012	—	28,012	—
Asset-backed securities	17,055	—	17,055	—
U.S. government securities	17,957	17,957	—	—
Total short-term investments	90,922	17,957	72,965	—
Total	$185,622	$112,657	$72,965	$—

There were no transfers between levels during the periods ended March 31, 2019 and December 31, 2018.
The recurring Level 3 fair value measurements of our preferred stock warrant liabilities used the Black-Scholes option pricing model and value of the respective class of our convertible preferred stock (see Note 8), which was unobservable. All other assumptions included in the model are observable Level 1 inputs.
The following table provides a reconciliation of the beginning and ending balances of our preferred stock warrant liabilities:

	Three Months Ended
	March 31,
	2019	2018
Balance at beginning of period	$—	$157
Initial fair value of preferred stock warrants issued	—	103
Change in fair value of preferred stock warrants	—	718
Balance at end of period	$—	$978

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of March 31, 2019 and December 31, 2018, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms, and dispersion of our customer base. We generally do not require collateral, and losses on accounts receivable have historically been within management's expectations.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customer credit terms are established prior to shipment with the general standard being net 30 days. Collateral or any other security to support payment of these receivables generally is not required. We record an allowance for doubtful accounts for accounts receivable deemed uncollectible. We evaluate the collectability of our accounts receivable based on known collection risks and historical experience. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit ratings), we record a specific allowance for bad debts against amounts due to reduce the carrying amount of accounts receivable to the amount we reasonably believe will be collected. Specific accounts receivable are written-off once a determination is made that the account is uncollectible. The allowance for doubtful accounts was less than $0.1 million as of each of March 31, 2019 and December 31, 2018.
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on the estimated forecast of future product demand, product life cycles, including expiration of inventory prior to sale, and introduction of new products. The reserve for excess and obsolete inventory was $0.9 million as of March 31, 2019 and $0.8 million at December 31, 2018.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any material impairment charges on long-lived assets during either of the three months ended March 31, 2019 and 2018.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), which we adopted effective January 1, 2019 using the modified retrospective approach. The adoption of ASC 606 did not have a material impact on the amount and timing of revenue recognized in our financial statements.
Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, either upon shipment of the product or receipt of the product, depending on shipment terms. Our standard shipping terms are free on board shipping point, unless the customer requests that control and title to the inventory transfer upon delivery. In those cases where shipping and handling costs are billed to customers, we classify the amounts billed as a component of cost of goods sold.
Revenue is measured as the amount of consideration we expect to receive, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, which is based on the invoiced price, in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The majority of our contracts have a single performance obligation and are short term in nature.
Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.
Variable consideration related to certain customer sales incentives is estimated based on the amounts expected to be paid based on the agreement with the customer using probability assessments.
We offer customers a limited right of return for its product in case of non-conformity or performance issues. We estimate the amount of our product sales that may be returned by our customers based on historical sales and returns. As our historical product returns to date have been immaterial, we have not recorded a reduction in revenue related to variable consideration for product returns.
See Note 11 for disaggregated revenue by geographic area.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
include clinical trial design, clinical site reimbursement, data management, travel expenses, and the cost of manufacturing products for clinical trials.
Common Stock Valuation and Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and directors.
We recognize equity-based compensation expense for awards of equity instruments to employees and directors based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation ("ASC 718"). ASC 718 requires all equity-based compensation awards to employees and directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model. We have not granted any restricted shares. We have not granted any share-based awards to our consultants.
The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (i) the expected share price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to us, including stage of product development and focus on the life science industry. We use the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees and directors as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a U.S. Government Treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
We expense the fair value of our equity-based compensation awards granted to employees and directors on a straight-line basis over the associated service period, which is generally the period in which the related services are received. We account for award forfeitures as they occur.
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $3.5 million and $2.2 million during the three months ended March 31, 2019 and 2018, respectively.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
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
Recent Accounting Pronouncements
We are an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. Accordingly, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases with lease terms greater than 12 months. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2019 for private companies; and, therefore, us due to the JOBS Act exemption described above. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief. We plan to further evaluate the anticipated impact of the adoption of this ASU on our financial statements beginning in the second quarter of 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, to require the measurement of expected credit losses for financial instruments held at the reporting date to be based on historical experience, current conditions and reasonable forecasts. The ASU will be effective for us for interim and annual periods beginning January 1, 2020. We are currently evaluating the impact of this ASU on our financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in the standard apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of this ASU on our financial statements and related disclosures.
We have reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
3. Composition of Certain Financial Statement Items
Inventories

	March 31, 2019	December 31, 2018
Raw materials	$933	$802
Finished goods	2,173	1,865
Total inventories, net of reserves	$3,106	$2,667
Property and Equipment

	March 31, 2019	December 31, 2018
Computer equipment and software	$315	$333
Furniture and office equipment	—	4
Manufacturing equipment	1,051	1,049
Research and development equipment	52	30
Leasehold improvements	170	185
Property and equipment, cost	1,588	1,601
Less: accumulated depreciation and amortization	(614)	(799)
Property and equipment, net	$974	$802
Depreciation and amortization expense was $0.1 million for both the three months ended March 31, 2019 and 2018, respectively.
Accrued Expenses

	March 31, 2019	December 31, 2018
Payroll and commissions payable	$3,907	$6,490
Interest	—	195
Other accrued expenses	716	1,041
Total accrued expenses	$4,623	$7,726

4. Short-Term Investments
Our short-term investments are classified as available-for-sale and consist of the following:

	March 31, 2019
		Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$18,829	$—	$—	$18,829
Corporate bonds	17,271	9	(1)	17,279
Asset-backed securities	15,605	4	—	15,609
U.S. government securities	23,348	4	—	23,352
Short-term investments	$75,053	$17	$(1)	$75,069

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	December 31, 2018
		Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$27,898	$—	$—	$27,898
Corporate bonds	28,043	—	(31)	28,012
Asset-backed securities	17,074	—	(19)	17,055
U.S. government securities	17,959	—	(2)	17,957
Short-term investments	$90,974	$—	$(52)	$90,922
As of March 31, 2019 and December 31, 2018, we had no investments with a contractual maturity of greater than one year. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired at March 31, 2019.

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
In February 2018, we borrowed an additional $8.0 million under the term B loan facility portion of the credit facility. After receipt of the $8.0 million, we had a total of $24.5 million outstanding under the credit facility, which bore interest at a floating interest rate equal to the greater of 7.95% or LIBOR plus 6.9% per annum. All amounts borrowed under the credit facility were interest-only through March 1, 2020, after which monthly payments of principal and interest were due through February 1, 2022. In connection with this borrowing, we issued 233,577 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share.
On March 27, 2019, we amended the loan and security agreement. The amendment modified the terms of the loan and security agreement to: (1) extend the interest-only date from March 1, 2020 to April 1, 2022 and extend the maturity date from February 1, 2022 to March 1, 2024; (2) reduce the final payment percentage from 5.50% to 3.50%; (3) modify the basic rate to be a per annum rate of interest (based on a year of 360 days) equal to the sum of (i) the greater of (A) the 30 day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (B) 2.50%, plus (ii) 5.10%; provided, however, under no circumstances will the basic rate be less than 7.60%; (4) provide a mechanism for determining an alternative interest rate to replace the U.S. LIBOR rate upon the occurrence of certain circumstances; and (5) revise the prepayment fee to be between 1.00% and 3.00% of the principal amount, depending on the timing of any prepayment. Upon closing the amendment to the loan and security agreement, payment of the previously accrued final payment under the credit facility was required.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
In addition to the principal and interest payments, under the credit facility, we are required to pay a final payment fee of 3.50% on all amounts outstanding, which is being accreted using the effective interest rate method over the term of the loan and security agreement and shall be due at the earlier of maturity or prepayment. Borrowings are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the final payment, subject to a prepayment fee of 3.00% if such borrowings are prepaid prior to March 27, 2020, 2.00% on or after March 27, 2020 but prior to March 27, 2021 and 1.00% if such borrowings are prepaid on or after March 27, 2021.
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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of March 31, 2019.
We paid debt issuance costs of $0.1 million in connection with our entry into the loan and security agreement in August 2015. The costs are being amortized over the term of the loan using the effective interest rate method. We also issued preferred stock warrants in connection with our borrowings under our credit facilities (see Note 8).
Expected future principal payments for the credit facility are as follows:

Year ending December 31:
2019 (remaining)	$—
2020	—
2021	—
2022	9,188
2023	12,250
Thereafter	3,062
Total expected future principal payments	$24,500

6. Commitments
Operating Lease
We rented office space under an operating lease that expired on March 31, 2019.
In September 2018, we entered into a non-cancelable operating lease agreement to sublease approximately 44,000 square feet of office space for our corporate headquarters. This lease commenced January 15, 2019 and expires November 30, 2020.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Future minimum annual operating lease payments are as follows:

Year ending December 31:
2019 (remaining)	$995
2020	952
Total future operating lease payments	$1,947
Rental payments are charged to expense on a straight-line basis over the period of the lease. Rent expense was $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

7. Employee Retirement Plan
We sponsor an employee retirement plan covering all of our full-time employees. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. We may elect to make a voluntary contribution to the plan. We have not made contributions since inception.

8. Stockholders' Equity
Preferred Stock
In connection with the IPO in May 2018, 76,235,050 shares of convertible preferred stock were converted into 12,111,710 shares of common stock, resulting in the reclassification of the related convertible preferred stock of $119.1 million to common stock and APIC. As of March 31, 2019, no preferred stock had been issued.
Preferred Stock Warrants and Common Stock Warrants
In connection with the borrowing completed in February 2018 (see Note 5), we issued 233,577 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share. Based on the Black-Scholes option pricing model, the value of each warrant was determined to be $0.44 for a total value of $0.1 million at the date of issuance and was fully expensed during the three months ended March 31, 2018.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
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
Warrants to purchase shares of our common stock are summarized below:

	Common Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2018	6,595	$15.16	5.5
Exercised	—	$—
Outstanding at March 31, 2019	6,595	$15.16	5.3

9. Stock-Based Compensation
Stock Options
We adopted the 2007 Stock Incentive Plan (the "2007 Plan") in November 2007, which terminated in accordance with its terms on November 28, 2017; however, the outstanding stock options may continue to be exercised in accordance with their terms.
Immediately following the termination of the 2007 Plan, we adopted the 2017 Stock Incentive Plan (the "2017 Plan"), which contains substantially similar terms and conditions as the 2007 Plan. Upon the IPO, no further grants were made under the 2017 Plan and we adopted the 2018 Stock Incentive Plan (the "2018 Plan"). The purpose of the 2018 Plan is to promote the interest of our company and our stockholders by aiding in attracting and retaining employees, officers, consultants, independent contractors, and directors capable of assuring the future success of our business and to afford such persons an opportunity to acquire a proprietary interest in our company. The board of directors may amend, alter, suspend, discontinue, or terminate the 2018 Plan at any time with the approval of our stockholders. A total of 1,386,809 shares of common stock were initially reserved for issuance under the 2018 Plan, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 739,631 shares, b) 4% of the shares outstanding on the final day of the immediately preceding fiscal year and c) such smaller number of shares as determined by the board of directors.
As of March 31, 2019, there were 2,126,440 shares reserved for issuance under the 2018 Plan, of which 1,270,322 shares were available for issuance. Prior to the IPO, the exercise price of stock options represented fair value of the common stock at the time of issuance and was determined by the board of directors with the assistance of a third-party valuation specialist. Post-IPO, options are granted at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options granted to employees include a four-year service period and 25% vest after the first year of service and the remainder vest in equal installments over the next 36 months of service. The stock options granted to the board of directors include either a one- or two-year service period with all shares vesting after the one year of service, or 50% vesting after one year and the remainder vesting after the second year. The stock options have a contractual life of ten years.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	2,745,156	$12.64	7.4
Granted	53,750	$53.69
Exercised	(100,089)	$1.65
Forfeited	(3,304)	$32.76
Outstanding at March 31, 2019	2,695,513	$13.84	7.3	$115,773
Exercisable at March 31, 2019	1,274,062	$1.52	5.2	$70,407
Total stock-based compensation recognized, before taxes, during the three months ended March 31, 2019 and 2018, is as follows:

	Three Months Ended
	March 31,
	2019	2018
Cost of goods sold	$26	$2
Research and development	163	6
Selling, general and administrative	1,202	47
Total stock-based compensation	$1,391	$55
As of March 31, 2019, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2023 related to unvested employee and non-employee director share-based awards is $15.6 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized is 2.8 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional share-based awards.
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
The risk-free rate assumption is based on the U.S. Government Treasury instruments with maturities similar to the expected term of our stock options.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
The expected dividend assumption is based on our history of not paying dividends and our expectation that we will not declare dividends for the foreseeable future.
The amount of stock-based compensation expense is recognized on a straight-line basis over the vesting term and is reduced by actual forfeitures as they occur.
The fair value of options granted to employees and non-employee directors during the three months ended March 31, 2019 and 2018 was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected life (years)	6.25	6.25
Expected volatility	49.6 - 50.6%	37.5%
Risk-free interest rate	2.31 - 2.63%	2.38-2.84%
Dividend yield	0.0%	0.0%
Weighted average fair value	$27.57	$1.15
Employee Stock Purchase Plan
Our employee stock purchase plan (“ESPP”) allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all of our U.S.-based full-time employees. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The plan provides for six-month purchase periods, beginning on January 1 and July 1 of each calendar year.
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. The first purchase period under the ESPP began on January 1, 2019 and will end June 30, 2019. No shares have been purchased under the ESPP. As of March 31, 2019, 462,270 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.1 million and $0 for the three months ended March 31, 2019 and 2018, respectively.

10. Income Taxes
During the three months ended March 31, 2019 and 2018, we did not record an income tax benefit related to our loss before income taxes in the statement of operations and comprehensive loss because a valuation allowance has been required to be established for all deferred tax assets due to our cumulative net loss position.
As of December 31, 2018, our gross federal net operating loss carryforwards of $124.7 million will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $115.3 million that include net operating losses, will begin to expire in 2028. We also have R&D credit carryforwards of $1.9 million as of December 31, 2018, which will expire at various dates beginning in 2032.
Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
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
We had no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. We file income tax returns in the U.S. federal and various state jurisdictions. The 2014 to 2017 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.

11. Segment Reporting and Revenue Disaggregation
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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization. Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2019	2018
United States	$14,355	$8,744
Europe	1,895	1,298
Total revenue	$16,250	$10,042
All of our long-lived assets are located in the U.S.

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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	March 31,
	2019	2018
Convertible preferred stock outstanding	—	12,111,706
Convertible preferred stock warrants	—	657,361
Convertible common stock warrants	6,595	—
Common stock options outstanding	2,695,513	1,975,700
Total	2,702,108	14,744,767

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

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
We sell our Inspire system to hospitals and ambulatory service centers in the U.S. and in select countries in Europe through a direct sales organization. Our direct sales force engages in sales efforts and promotional activities focused on ear, nose and throat physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-patient marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy and frequently results in patient leads.
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ambulatory service centers where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, on a medical necessity basis for most patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. To date, approximately 350 commercial payors have reimbursed hospitals and ambulatory service centers for patients' treatment with our Inspire therapy through the prior authorization process. We have secured positive coverage policies from 32 U.S. commercial payors, including Aetna, Inc., one of the leading health plans in the U.S. In January 2019, Blue Cross Blue Shield Association’s (“BCBSA”) Evidence Street, which performs healthcare technology assessments for the 36 BCBSA issuers, issued a positive assessment of Inspire therapy to its members. In June 2018, Japan's Ministry of Health, Labour and Welfare approved our Inspire therapy to treat moderate to severe obstructive sleep apnea, and we are currently seeking reimbursement coverage in Japan. For the three months ended March 31, 2019, 88.3% of our revenue was derived in the U.S. and 11.7% was derived in Europe. No single customer accounted for more than 10% of our revenue.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. In the U.S., our products are shipped directly to our customers on a purchase order basis, primarily by a third-party vendor with a facility in Tennessee. We ship our physician programmers and some Inspire systems from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by the same third-party vendor with facilities located in the Netherlands. Customers do not have the right to return non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and through registered offerings of our common stock. Historically, we have devoted substantially all of our resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended March 31, 2019, we generated revenue of $16.3 million with a gross margin of 82.4% and had a net loss of $8.3 million compared to revenue of $10.0 million with a gross margin of 77.2% and a net loss of $6.5 million for the three months ended March 31, 2018. Our accumulated deficit as of March 31, 2019 was $155.2 million.
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
We derive primarily all of our revenue from the sale of our Inspire system to hospitals and ambulatory service centers in the U.S. and select countries in Europe. Recent revenue growth has been driven by, and we expect continued growth as a result of, increased patient and physician awareness of the Inspire system, additional sales representatives and an increase in approvals of prior authorization submissions. Any reversal in these recent trends, however, could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing organization to help us drive and support revenue growth and intend to continue this expansion. Moreover, we expect that our revenue growth will be positively impacted by, and to the extent we obtain, additional positive coverage policies. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors. For example, we have historically experienced seasonality in our first and fourth quarters.
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
Other (Income) Expense, Net
Other (income) expense, net consists primarily of interest expense payable under our credit facility. Other items include interest income and fair value adjustments related to convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period. Immediately prior to the closing of our IPO, our outstanding convertible preferred stock warrants automatically converted into warrants to purchase shares of our common stock.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Revenue	$16,250	$10,042	$6,208	61.8%
Cost of goods sold	2,854	2,294	560	24.4%
Gross profit	13,396	7,748	5,648	72.9%
Gross margin	82.4%	77.2%
Operating expenses:
Research and development	2,603	1,730	873	50.5%
Selling, general and administrative	19,570	11,213	8,357	74.5%
Total operating expenses	22,173	12,943	9,230	71.3%
Operating loss	(8,777)	(5,195)	(3,582)	69.0%
Other (income) expense, net	(511)	1,306	(1,817)	(139.1)%
Net loss	$(8,266)	$(6,501)	$(1,765)	27.1%
Revenue
Revenue increased $6.3 million, or 61.8%, to $16.3 million for the three months ended March 31, 2019 compared to $10.0 million for the three months ended March 31, 2018. The increase was attributable to a $5.6 million increase in sales of our Inspire system in the U.S. and an increase of $0.6 million in Europe, primarily in Germany.
Revenue information by region is summarized as follows:

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
(in thousands, except percentages)
United States	$14,355	88.3%	$8,744	87.1%	$5,611	64.2%
Europe	1,895	11.7%	1,298	12.9%	597	46.0%
Total revenue	$16,250	100.0%	$10,042	100.0%	$6,208	61.8%
Revenue generated in the U.S. was $14.4 million for the three months ended March 31, 2019, an increase of $5.6 million, or 64.2%, compared to the three months ended March 31, 2018. Revenue growth in the U.S. was due to increased market penetration in existing territories, the expansion of our U.S. sales representatives into new territories, increased physician and patient awareness of our Inspire system, and a greater number of prior authorization approvals.
Revenue generated in Europe was $1.9 million in the three months ended March 31, 2019, an increase of $0.6 million, or 46.0%, compared to the three months ended March 31, 2018. Revenue growth in Europe was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system, and to a lesser extent, changes in foreign currency rates.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $0.6 million, or 24.4%, to $2.9 million for the three months ended March 31, 2019 compared to $2.3 million for the three months ended March 31, 2018. The increase was primarily due to increased purchases of manufactured products due to higher sales volume of our Inspire system.

Gross margin was 82.4% for the three months ended March 31, 2019 compared to 77.2% for the three months ended March 31, 2018. Gross margin for the three months ended March 31, 2019 was higher primarily due to the introduction of the new sensing lead on the Inspire system in the U.S. in February 2019 which has a higher gross margin than the previous sensor. The gross margin for the three months ended March 31, 2018 was lower primarily due to the then anticipated introduction of the fourth generation Inspire system in Europe, which received CE mark for commercialization in April 2018, resulting in excess inventory costs of the previous generation Inspire system.
Research and Development Expenses
Research and development expenses increased $0.9 million, or 50.5%, to $2.6 million for the three months ended March 31, 2019 compared to $1.7 million for the three months ended March 31, 2018. This change was primarily due to an increase of $0.4 million of compensation and employee-related expenses, mainly as a result of increased headcount and $0.5 million for ongoing research and development costs, including initial development of the next generation Inspire therapy system.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.4 million, or 74.5%, to $19.6 million for the three months ended March 31, 2019 compared to $11.2 million for the three months ended March 31, 2018. The primary driver of this increase was an increase of $5.0 million due to compensation, travel and other employee-related expenses, mainly as a result of increased headcount and increased stock-based compensation. In addition, selling, general and administrative expenses increased by $1.2 million due to legal fees, financial audit fees, and insurance costs, which increased primarily as a result of being a public company during the first quarter of 2019 compared to the same prior year period, as well as out-sourced information technology services and facilities costs. Other drivers included an increase of $1.3 million of marketing, primarily consisting of direct-to-patient initiatives, and an increase of $0.9 million of regulatory and reimbursement costs, which increased primarily due to consulting services used to obtain coverage policies.
Other (Income) Expense, Net
Other (income) expense, net decreased $1.8 million, or 139.1%, to $0.5 million of income for the three months ended March 31, 2019 compared to $1.3 million of expense for the three months ended March 31, 2018. Interest income increased $1.0 million due to our higher cash, cash equivalents and short-term investments balances. Interest expense decreased $0.9 million, primarily due to the $0.8 million fair value adjustment taken in the three months ended March 31, 2018 on our previously outstanding convertible preferred stock warrants.

Seasonality
Historically, we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. In the U.S., we have experienced, and may in the future experience, higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. In the first quarter of each year in Europe, we have experienced, and may in the future experience, reduced demand for our Inspire therapy as Neue Untersuchungs-und-Behandlungsmethoden ("NUB") coverage status is being determined and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy.
Liquidity and Capital Resources
As of March 31, 2019, we had cash, cash equivalents and short-term investments of $177.0 million and an accumulated deficit of $155.2 million, compared to cash, cash equivalents and short-term investments of $188.2 million and an accumulated deficit of $146.9 million as of December 31, 2018. As of March 31, 2019, we had $24.5 million of outstanding borrowings under our credit facility. No borrowings remain available under this credit facility.
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
Our sources of capital have historically been from private placements of our convertible preferred securities, sales of our Inspire system, borrowings under credit facilities and registered offerings of our common stock. As of March 31, 2019, we had raised a total of $119.1 million in net proceeds from private placements of our convertible preferred securities and $181.8 million from registered equity offerings.
We believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We may also seek liquidity through additional securities offerings or through borrowings under a new credit facility.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,942)	$(6,418)
Investing activities	15,956	425
Financing activities	(366)	8,185
Effect of exchange rate on cash	9	—
Net increase in cash and cash equivalents	$4,657	$2,192
Operating Activities
The net cash used in operating activities was $10.9 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $8.3 million, an increase in net operating assets of $3.9 million and non-cash charges of $1.2 million. Net operating assets consisted primarily of accrued expenses, accounts payable, accounts receivable, inventories, and prepaid expenses and other current assets to support the growth of our operations. Non-cash charges consisted primarily of stock-based compensation, accretion of debt discount, depreciation and stock issued for services rendered, offset by the non-cash income related to the accretion of the investment discount and other, net.
The net cash used in operating activities was $6.4 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $6.5 million, an increase in net operating assets of $1.0 million and non-cash charges of $1.1 million. Net operating assets consisted primarily of accounts receivable and inventory to support the growth of our operations and accrued compensation as annual bonuses were paid. The increase in net operating assets was also attributed to the increase in prepaid expenses and other current assets and accounts payable associated with IPO offering costs which were not paid during the three months ended March 31, 2018. Non-cash charges consisted primarily of the change in fair value of preferred stock warrants, depreciation and stock-based compensation.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2019 was $16.0 million and consisted primarily of proceeds from sales or maturities of short-term investments of $56.8 million, offset by purchases of short-term investments of $40.6 million and purchases of property and equipment, net of $0.3 million.

Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2018 and consisted primarily of proceeds from sales or maturities of short-term investments of $5.1 million, partially offset by purchases of short-term investments of $4.6 million.
Financing Activities
Net cash used in financing activities was $0.4 million for the three months ended March 31, 2019 and consisted primarily of a $0.5 million final payment fee due upon the amendment of our credit facility, offset by $0.2 million in proceeds from the exercise of stock options.
Net cash provided by financing activities was $8.2 million for the three months ended March 31, 2018 and consisted of borrowings of $8.0 million under our credit facility and $0.2 million in proceeds from the exercise of stock options.
Indebtedness
In August 2015, we entered into a loan and security agreement with Oxford Finance LLC ("Oxford Finance"), as lender and collateral agent. The loan and security agreement initially provided for a term A loan facility in the amount of $15.5 million, which was fully funded on the closing date, and a term B loan facility in an amount of at least $3.5 million but no more than $10.0 million, to be available in the future subject to our achievement of certain revenue milestones. We refer to our term A loan facility and our term loan B facility together as our credit facility. In February 2017, we amended the loan and security agreement to, among other things, increase borrowings under the term A loan facility by $1.0 million, increase the minimum amount of the term B loan facility to $5.0 million and reduce the maximum amount of the term B loan facility to $9.0 million. In February 2018, we borrowed $8.0 million under the term B loan facility.
In March 2019, we amended the loan and security agreement. Following such amendment, outstanding borrowings under the credit facility bear interest at an annual rate equal to the sum of (i) the greater of (A) the 30 day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (B) 2.50%, plus (ii) 5.10%; provided, however, under no circumstances will the basic rate be less than 7.60%. We are required to make monthly payments of interest only through April 1, 2022. Following the interest-only period, we will be required to make monthly payments of interest and principal in 24 consecutive monthly installments. Outstanding borrowings under the credit facility mature on March 1, 2024. On the maturity date, in addition to our regular monthly payments of principal and accrued interest, we will be required to make a payment of 3.50% of the total amount borrowed under the credit facility, which we refer to as the Final Payment, unless we have already made such payment in connection with an acceleration or prepayment of borrowings under the credit facility.
Borrowings under the facility are pre-payable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 3.0% if such borrowings are prepaid prior to March 27, 2020, 2.0% if such borrowings are prepaid on or after March 27, 2020 but prior to March 27, 2021 and 1.0% if such borrowings are on or after March 27, 2021 and prior to maturity. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. The credit facility is secured by substantially all of our personal property other than our intellectual property. We were in compliance with all covenants under the credit facility as of March 31, 2019.
In August 2015, we issued to Oxford Finance warrants to purchase 12,404 and 17,176 shares of our Series E convertible preferred stock, having an exercise price of $2.62 per share. In February 2017 and February 2018, we issued warrants to Oxford Finance to purchase 29,197 and 233,577 shares, respectively, of our Series F convertible preferred stock, having an exercise price of $1.37 per share. Each of the warrants described above has a term of 10 years.
Upon the closing of the IPO, the warrants to purchase 630,372 shares of preferred stock at a weighted average exercise price of $1.46 per share became exercisable to purchase 100,558 shares of common stock at a weighted average exercise price of $9.38 per share. Warrants to purchase 93,963 shares of common stock were exercised during 2018, resulting in 6,595 warrants outstanding at March 31, 2019 with a weighted average exercise price of $15.16 per share as of such date.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for the March 27, 2019 amendment of our loan and security agreement as described in Note 5.
Our long-term debt, including interest as of March 31, 2019 is summarized in the table below:

	Payments Due by Year
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including interest (1)	$31,980	$1,732	$3,776	$26,472	$—

1.The total amount outstanding under the credit facility was $24.5 million at March 31, 2019 . All amounts borrowed under the credit facility are interest-only until April 1, 2022, after which payments of interest and principal will be payable in 24 consecutive monthly installments. Variable interest is assumed at March 31, 2019 rates. Under the terms of the credit facility, a final payment fee of 3.50% is due at the earlier of maturity or prepayment. This amount is not included in the table above.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2019. Other than the adoption of ASC 606 described in Note 2, no changes were made to our critical accounting policies during the period presented.
Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our unaudited financial statements included elsewhere in this report, such standards will not have a significant impact on our financial statements or do not otherwise apply to our operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. If overall interest rates had decreased by 100 basis points during the three months ended March 31, 2019, our interest income would have decreased by approximately $0.6 million. We do not currently use or plan to use financial derivatives in our investment portfolio.

The interest rate for our outstanding debt is variable. If overall interest rates had increased by 100 basis points during the three months ended March 31, 2019 our interest expense would have increased by approximately $0.1 million.
Credit Risk
As of March 31, 2019 and December 31, 2018, our cash, cash equivalents, and short-term investments were maintained with one financial institution in the U.S. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits.
Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals in the U.S. and Europe, primarily in Germany. No single customer represented more than 10% of our accounts receivable as of March 31, 2019.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
We are not party to any material legal proceedings.

Item 1A.    Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018

10.1	Second Amendment to the Loan and Security Agreement, dated as of March 27, 2019, by and between Inspire Medical Systems, Inc. and Oxford Finance LLC.	8-K	001-38468	10.1	3/29/2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_______________________________________________________________________________
* Filed herewith.
** Furnished herewith.
Agreements filed as exhibits to this Quarterly Report on Form 10-QK contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and that may not be reflected in such agreements. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.

Date:	May 7, 2019	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 7, 2019	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)