Form 10-Q
period 2019-09-30
Inspire Medical Systems, Inc.
filed 2019-11-05
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 31, 2019, the registrant had 24,062,690 shares of common stock, $0.001 par value per share, outstanding.

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
•risks related to our common stock; and
•other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,044	$97,288
Investments, short-term	103,558	90,922
Accounts receivable, net	10,985	6,667
Inventories	4,675	2,667
Prepaid expenses and other current assets	3,200	1,734
Total current assets	170,462	199,278
Investments, long-term	9,625	—
Property and equipment, net	2,757	802
Other non-current asset	381	—
Total assets	$183,225	$200,080
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,838	$3,429
Accrued expenses	7,865	7,726
Total current liabilities	12,703	11,155
Notes payable	24,468	24,926
Total liabilities	37,171	36,081
Stockholders' equity:
Common Stock,$0.001 par value per share; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 24,038,369 and 23,401,675 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	24	23
Additional paid-in capital	317,016	310,941
Accumulated other comprehensive income (loss)	90	(52)
Accumulated deficit	(171,076)	(146,913)
Total stockholders' equity	146,054	163,999
Total liabilities and stockholders' equity	$183,225	$200,080

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$20,862	$13,054	$55,144	$34,034
Cost of goods sold	3,456	2,467	9,404	6,863
Gross profit	17,406	10,587	45,740	27,171
Operating expenses:
Research and development	3,623	1,771	9,072	5,236
Selling, general and administrative	22,434	13,465	62,272	37,416
Total operating expenses	26,057	15,236	71,344	42,652
Operating loss	(8,651)	(4,649)	(25,604)	(15,481)
Other (income) expense:
Interest income	(903)	(641)	(3,025)	(1,049)
Interest expense	529	680	1,589	2,615
Other (income) expense, net	(30)	5	(5)	3
Total other (income) expense	(404)	44	(1,441)	1,569
Loss before income taxes	(8,247)	(4,693)	(24,163)	(17,050)
Income taxes	—	—	—	—
Net loss	(8,247)	(4,693)	(24,163)	(17,050)
Other comprehensive loss:
Unrealized gain (loss) on investments	39	(26)	142	(26)
Total comprehensive loss	$(8,208)	$(4,719)	$(24,021)	$(17,076)
Net loss per share, basic and diluted	$(0.34)	$(0.22)	$(1.02)	$(1.40)
Weighted average common shares used to compute net loss per share, basic and diluted	23,940,430	21,361,739	23,713,705	12,137,512

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2019	23,900,730	$24	$315,243	$51	$(162,829)	$152,489
Stock options and warrants exercised	136,791	—	191	—	—	191
Issuance of common stock	848	—	58	—	—	58
Stock-based compensation expense	—	—	1,524	—	—	1,524
Other comprehensive income	—	—	—	39	—	39
Net loss	—	—	—	—	(8,247)	(8,247)
Balance at September 30, 2019	24,038,369	$24	$317,016	$90	$(171,076)	$146,054

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	23,401,675	$23	$310,941	$(52)	$(146,913)	$163,999
Stock options and warrants exercised	615,370	1	960	—	—	961
Issuance of common stock	3,137	—	174	—	—	174
Issuance of common stock for employee stock purchase plan	18,187	—	637	—	—	637
Stock-based compensation expense	—	—	4,304	—	—	4,304
Other comprehensive income	—	—	—	142	—	142
Net loss	—	—	—	—	(24,163)	(24,163)
Balance at September 30, 2019	24,038,369	$24	$317,016	$90	$(171,076)	$146,054

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2018	21,352,974	$21	$239,996	$—	$(137,442)	$102,575
Stock options exercised	37,760	—	46	—	—	46
Issuance of common stock	856	—	37	—	—	37
Stock-based compensation expense	—	—	372	—	—	372
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(4,693)	(4,693)
Balance at September 30, 2018	21,391,590	$21	$240,451	$(26)	$(142,135)	$98,311

	Nine Months Ended September 30, 2018
	Common Stock			Convertible Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	1,272,360	$1	$7,305	76,235,050	$119,106	$—	$(125,085)	$1,327
Stock options exercised	244,164	—	432	—	—	—	—	432
Issuance of common stock	856	—	37	—	—	—	—	37
Sale of common stock from initial public offering, net of offering expenses	7,762,500	8	112,032	—	—	—	—	112,040
Conversion of preferred stock to common stock	12,111,710	12	119,094	(76,235,050)	(119,106)	—	—	—
Conversion of warrants to purchase preferred stock to warrants to purchase common stock	—	—	855	—	—	—	—	855
Stock-based compensation expense	—	—	696	—	—	—	—	696
Other comprehensive loss	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(17,050)	(17,050)
Balance at September 30, 2018	21,391,590	$21	$240,451	—	$—	$(26)	$(142,135)	$98,311

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(24,163)	$(17,050)
Adjustments to reconcile net loss:
Depreciation and amortization	342	288
Accretion of investment discount	(846)	—
Accretion of debt discount	214	456
Stock-based compensation expense	4,304	696
Non-cash stock issuance for services rendered	174	37
Change in the fair value of preferred stock warrants	—	595
Other, net	(143)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,378)	(1,552)
Inventories	(2,008)	595
Prepaid expenses and other current assets	(1,866)	(618)
Accounts payable	1,444	(549)
Accrued expenses	156	997
Net cash used in operating activities	(26,770)	(16,105)
Investing activities
Purchases of property and equipment, net of disposals	(2,297)	(59)
Purchases of investments	(143,524)	(98,936)
Proceeds from sales or maturities of investments	122,254	11,984
Net cash used in investing activities	(23,567)	(87,011)
Financing activities
Proceeds from issuance of notes payable	—	8,000
Proceeds from the exercise of stock options and warrants	961	431
Proceeds from sale of common stock	—	112,042
Proceeds from issuance of common stock from employee stock purchase plan	637	—
Payment of debt fees	(531)	—
Net cash provided by financing activities	1,067	120,473
Effect of exchange rate on cash	26	—
(Decrease) increase in cash and cash equivalents	(49,244)	17,357
Cash and cash equivalents at beginning of period	97,288	8,955
Cash and cash equivalents at end of period	$48,044	$26,312
Supplemental cash flow information
Cash paid for interest	$1,562	$1,453
Issuance of preferred stock warrants	—	103

  The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only United States ("U.S.") Food and Drug Administration ("FDA") approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. Inspire therapy received premarket approval ("PMA") from the FDA in April 2014 and has been commercially available in certain European markets since November 2011. In June 2018, Japan's Ministry of Health, Labour and Welfare approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Japan.

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
Foreign Currency
Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Foreign currency transaction gains and losses are included in other (income) expense, net in the statements of operations and comprehensive loss. Assets and liabilities of foreign operations are remeasured at period-end exchange rates with the impacts of foreign currency remeasurement recognized in other (income) expense, net in the statements of operations and comprehensive loss.
Investments
At September 30, 2019 and December 31, 2018, our short-term investments consisted of commercial paper, corporate bonds, asset-backed securities, and U.S. government securities which are classified as available-for-sale debt securities and had maturities less than one year. Our long-term investments consisted of corporate bonds. Investments are reported at their estimated fair market value which approximates cost. Any unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss). We had $0.1 million of unrecognized income and $0.1 million of unrecognized loss in accumulated other comprehensive income (loss) balance at September 30, 2019 and December 31, 2018, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other (income) expense, net. For the three and nine months ended September 30, 2019 and 2018, we recognized $0 of gains, net.

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
Corporate bonds: Consists of short- and long-term notes and bonds with various yields. These are included as a Level 2 measurement in the tables below.
Asset-backed securities: Consists of short-term, securitized investments backed by pools of credit card receivables. These are included as a Level 2 measurement in the tables below.
U.S. government securities: Consists of U.S. government Treasury bills with original maturities of less than one year. These are included as a Level 1 measurement in the table below.
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of September 30, 2019 and December 31, 2018. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	September 30, 2019
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$46,419	$46,419	$—	$—
Total cash equivalents	46,419	46,419	—	—
Investments:
Commercial paper	$8,980	$—	$8,980	$—
Corporate bonds	24,252	—	24,252	—
Asset-backed securities	8,092	—	8,092	—
U.S. government securities	71,859	71,859	—	—
Total investments	113,183	71,859	41,324	—
Total cash equivalents and investments	$159,602	$118,278	$41,324	$—

	Fair Value Measurements as of
	December 31, 2018
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$94,700	$94,700	$—	$—
Total cash equivalents	94,700	94,700	—	—
Investments:
Commercial paper	$27,898	$—	$27,898	$—
Corporate bonds	28,012	—	28,012	—
Asset-backed securities	17,055	—	17,055	—
U.S. government securities	17,957	17,957	—	—
Total investments	90,922	17,957	72,965	—
Total cash equivalents and investments	$185,622	$112,657	$72,965	$—

There were no transfers between levels during the periods ended September 30, 2019 and December 31, 2018.
The recurring Level 3 fair value measurements of our preferred stock warrant liabilities used the Black-Scholes option pricing model and value of the respective class of our convertible preferred stock (see Note 8), which was unobservable. All other assumptions included in the model are observable Level 1 inputs.
The following table provides a reconciliation of the beginning and ending balances of our preferred stock warrant liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance at beginning of period	$—	$—	$—	$157
Initial fair value of preferred stock warrants issued	—	—	—	103
Reclassified to equity	—	—	—	(855)
Change in fair value of preferred stock warrants	—	—	—	595
Balance at end of period	$—	$—	$—	$—

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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of September 30, 2019 and December 31, 2018, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms, and dispersion of our customer base. We generally do not require collateral, and losses on accounts receivable have historically been within management's expectations.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customer credit terms are established prior to shipment with the general standard being net 30 days. Collateral or any other security to support payment of these receivables generally is not required. We record an allowance for doubtful accounts for accounts receivable deemed uncollectible. We evaluate the collectability of our accounts receivable based on known collection risks and historical experience. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific allowance for bad debts against amounts due to reduce the carrying amount of accounts receivable to the amount we reasonably believe will be collected. Specific accounts receivable are written-off once a determination is made that the account is uncollectible. The allowance for doubtful accounts was less than $0.1 million as of each of September 30, 2019 and December 31, 2018.
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on the estimated forecast of future product demand, product life cycles, including expiration of inventory prior to sale, and introduction of new products. The reserve for excess and obsolete inventory was $0.1 million as of September 30, 2019 and $0.8 million at December 31, 2018.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any material impairment charges on long-lived assets during either of the nine months ended September 30, 2019 or 2018.
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
We offer customers a limited right of return for our product in case of non-conformity or performance issues. We estimate the amount of our product sales that may be returned by our customers based on historical sales and returns. As our historical product returns to date have been immaterial, we have not recorded a reduction in revenue related to variable consideration for product returns.
See Note 11 for disaggregated revenue by geographic area.
Cost of Goods Sold
Cost of goods sold consists primarily of acquisition costs for the components of the Inspire system, overhead costs, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs, net of costs charged to customers. The overhead costs include the cost of material procurement, depreciation expense for production equipment, warranty replacement costs, and operations supervision and management personnel, including employee compensation, stock-based compensation, supplies, and travel.
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
Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and directors. We also offer an employee stock purchase plan which allows participating employees to purchase shares of our common stock at a discount through payroll deductions.
We recognize equity-based compensation expense for awards of equity instruments to employees and directors based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation ("ASC 718"). ASC 718 requires all equity-based compensation awards to employees and directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model. The fair value of each purchase under the employee stock purchase plan is estimated at the beginning of the offering period using the Black-Scholes option pricing model. We have not granted any restricted shares. We have not granted any share-based awards to our consultants.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $4.7 million and $2.3 million during the three months ended September 30, 2019 and 2018, respectively, and $12.6 million and $7.0 million during the nine months ended September 30, 2019 and 2018, respectively.
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
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases with lease terms greater than 12 months. Lessor accounting remains largely unchanged. The original guidance required application on a modified retrospective basis with the earliest period presented in the financial statements. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and instead to elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. We expect to use the effective date of this standard as the date of initial application, with no retrospective adjustments to prior comparative periods. We currently are an emerging growth company as defined by the JOBS Act and previously disclosed that these amendments would become effective for us for interim and annual periods beginning after December 15, 2019. However, this ASU will instead become effective for us in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as we will no longer qualify as an emerging growth company as of December 31, 2019. We are in the process of finalizing our assessment of the impact that the adoption of this standard will have on our financial statements. We anticipate that the adoption of this standard will result in an increase of approximately $1 million in both the assets and liabilities recorded on our December 31, 2019 Balance Sheet. We do not expect that the adoption of this standard will have a material impact on the Statements of Operations and Comprehensive Loss nor the Statements of Cash Flows. We will also expand our financial statement disclosures in order to comply with the guidance.
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

3. Composition of Certain Financial Statement Items
Inventories

	September 30, 2019	December 31, 2018
Raw materials	$1,395	$802
Finished goods	3,280	1,865
Total inventories, net of reserves	$4,675	$2,667
Property and Equipment

	September 30, 2019	December 31, 2018
Computer equipment and software	$790	$333
Furniture and office equipment	16	4
Manufacturing equipment	974	925
Research and development equipment	52	30
Leasehold improvements	192	185
Construction in process	1,584	124
Property and equipment, cost	3,608	1,601
Less: accumulated depreciation and amortization	(851)	(799)
Property and equipment, net	$2,757	$802
Depreciation and amortization expense was $0.1 million for both the three months ended September 30, 2019 and 2018, and $0.3 million for both the nine months ended September 30, 2019 and 2018.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Accrued Expenses

	September 30, 2019	December 31, 2018
Payroll and commissions payable	$6,999	$6,490
Interest	155	195
Other accrued expenses	711	1,041
Total accrued expenses	$7,865	$7,726

4. Investments
Our investments are classified as available-for-sale and consist of the following:

	September 30, 2019
		Unrealized
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$8,980	$—	$—	$8,980
Corporate bonds	14,616	13	(2)	14,627
Asset-backed securities	8,095	3	(6)	8,092
U.S. government securities	71,796	63	—	71,859
Short-term investments	$103,487	$79	$(8)	$103,558
Long-Term:
Corporate bonds	$9,607	$19	$(1)	$9,625
Long-term investments	$9,607	$19	$(1)	$9,625

	December 31, 2018
		Unrealized
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$27,898	$—	$—	$27,898
Corporate bonds	28,043	—	(31)	28,012
Asset-backed securities	17,074	—	(19)	17,055
U.S. government securities	17,959	—	(2)	17,957
Short-term investments	$90,974	$—	$(52)	$90,922
As of September 30, 2019 and December 31, 2018, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired at September 30, 2019.

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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of September 30, 2019.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Expected future principal payments for the credit facility are as follows:

Year ending December 31:
2019 (remaining)	$—
2020	—
2021	—
2022	9,188
2023	12,250
Thereafter	3,062
Total expected future principal payments	$24,500

6. Commitments
Operating Lease
We previously rented approximately 9,500 square feet of office space under an operating lease that expired on March 31, 2019.
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
Future minimum annual operating lease payments are as follows:

Year ending December 31:
2019 (remaining)	$260
2020	1,026
2021	888
2022	1,504
2023	2,043
Thereafter	9,448
Total future operating lease payments	$15,169
Rental payments are charged to expense on a straight-line basis over the period of the lease. Rent expense was $0.3 million and less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $0.1 million for the for the nine months ended September 30, 2019 and 2018, respectively.

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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
8. Stockholders' Equity
Preferred Stock
In connection with the IPO in May 2018, 76,235,050 shares of convertible preferred stock were converted into 12,111,710 shares of common stock, resulting in the reclassification of the related convertible preferred stock of $119.1 million to common stock and APIC. As of September 30, 2019, no preferred stock had been issued.
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
In connection with the closing of the IPO in May 2018, the warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $0.9 million to APIC. Upon the closing of the IPO, the warrants to purchase 630,372 shares of preferred stock at a weighted average exercise price of $1.46 per share became exercisable to purchase 100,558 shares of common stock at weighted average exercise price of $9.38 per share. During 2018, warrants for 93,963 shares were exercised through cashless exercises, resulting in the issuance of a net 76,762 shares of our common stock. During the nine months ended September 30, 2019, warrants for 6,595 shares were exercised through cashless exercises, resulting in the issuance of a net 5,102 shares of our common stock.
Warrants to purchase shares of our common stock are summarized below:

	Common Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2018	6,595	$15.16	5.5
Exercised	(6,595)	$15.16
Outstanding at September 30, 2019	—	$—

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
As of September 30, 2019, there were 2,126,253 shares reserved for issuance under the 2018 Plan, of which 1,109,535 shares were available for issuance. Prior to the IPO, the exercise price of stock options represented fair value of the common stock at the time of issuance and was determined by the board of directors with the assistance of a third-party valuation specialist. Post-IPO, options are granted at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options granted to employees include a four-year service period and 25% vest after the first year of service and the remainder vest in equal installments over the next 36 months of service. The stock options granted to the board of directors vest in one, two or three equal annual installments, in each case subject to the director's continuous services through the applicable vesting date. The stock options have a contractual life of ten years.
A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	2,745,156	$12.64	7.4	$81,453
Granted	243,037	$60.37
Exercised	(610,268)	$1.57
Forfeited	(39,577)	$34.31
Outstanding at September 30, 2019	2,338,348	$20.12	7.6	$96,339
Exercisable at September 30, 2019	1,077,235	$4.18	6.2	$61,228

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Total stock-based compensation recognized, before taxes, during the three and nine months ended September 30, 2019 and 2018, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of goods sold	$33	$2	$85	$5
Research and development	168	5	492	16
Selling, general and administrative	1,323	365	3,727	675
Total stock-based compensation	$1,524	$372	$4,304	$696
As of September 30, 2019, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2023 related to unvested employee and non-employee director share-based awards is $18.0 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized is 2.8 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional share-based awards.
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
Due to our limited amount of historical exercise, forfeiture, and expiration activity, we have opted to use the "simplified method" for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting terms and the original contractual term of the option. We will continue to analyze our expected term assumption as more historical data becomes available. Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which we have based our expected stock price volatility, we generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the weekly closing prices for the selected companies' shares over historical periods that approximate calculated expected term of our share-based awards. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available.
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
The fair value of options granted to employees and non-employee directors during the nine months ended September 30, 2019 and 2018 was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2019	2018
Expected life (years)	5.50 - 6.25	5.50 - 6.25
Expected volatility	47.7 - 50.6%	37.5 - 49.8%
Risk-free interest rate	1.55 - 2.63%	2.38 - 3.01%
Dividend yield	0.0%	0.0%
Weighted average fair value	$29.30	$7.43
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
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. The current purchase period under the ESPP began on July 1, 2019 and ends December 31, 2019. On June 30, 2019, 18,187 shares were purchased under the ESPP, utilizing $0.6 million of employee contributions. As of September 30, 2019, 444,083 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.1 million and $0 for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $0 for the nine months ended September 30, 2019 and 2018, respectively.

10. Income Taxes
During the three and nine months ended September 30, 2019 and 2018, we did not record an income tax benefit related to our loss before income taxes in the statement of operations and comprehensive loss because a valuation allowance has been required to be established for all deferred tax assets due to our cumulative net loss position.
As of December 31, 2018, our gross federal net operating loss carryforwards of $124.7 million will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $115.3 million that will begin to expire in 2028. We also have research and development credit carryforwards of $1.9 million as of December 31, 2018, which will expire at various dates beginning in 2032.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
We had no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. We are subject to taxation in the United States and various states. With few exceptions, as of September 30, 2019, we are no longer subject to U.S. federal or state examinations by tax authorities for years beginning before December 31, 2013. However, all years which created a net operating loss available for future use could also be subject to tax examination. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.

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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization. Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$18,646	$11,307	$48,755	$29,580
Europe	2,216	1,747	6,389	4,454
Total revenue	$20,862	$13,054	$55,144	$34,034
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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computations of diluted shares outstanding because such securities have an antidilutive impact due to losses reported:

	September 30,
	2019	2018
Common stock warrants	—	80,884
Common stock options outstanding	2,338,348	2,198,130
Total	2,338,348	2,279,014

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ambulatory service centers where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, on a medical necessity basis for most patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. To date, approximately 400 commercial payors have reimbursed hospitals and ambulatory service centers for patients' treatment with our Inspire therapy through the prior authorization process. We have secured positive coverage policies from 45 U.S. commercial payors, covering approximately 145 million lives. In June 2018, Japan's Ministry of Health, Labour and Welfare approved our Inspire therapy to treat moderate to severe obstructive sleep apnea, and we are currently seeking reimbursement coverage in Japan. For the nine months ended September 30, 2019, 88.4% of our revenue was derived in the U.S. and 11.6% was derived in Europe. No single customer accounted for more than 10% of our revenue.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. In the U.S., our products are shipped directly to our customers on a purchase order basis, primarily by a third-party vendor with a facility in Tennessee. We ship some physician programmers and Inspire systems from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by the same third-party vendor with facilities located in the Netherlands. Customers do not have the right to return non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and through registered offerings of our common stock. Historically, we have devoted substantially all of our resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended September 30, 2019, we generated revenue of $20.9 million with a gross margin of 83.4% and had a net loss of $8.2 million compared to revenue of $13.1 million with a gross margin of 81.1% and a net loss of $4.7 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, we generated revenue of $55.1 million with a gross margin of 82.9% and had a net loss of $24.2 million compared to revenue of $34.0 million with a gross margin of 79.8% and a net loss of $17.1 million for the nine months ended September 30, 2018. Our accumulated deficit as of September 30, 2019 was $171.1 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We intend to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-patient marketing efforts in existing and new markets throughout the U.S. and in Europe. We also intend to continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries, Japan, and Australia. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require substantial additional funding, which may include future equity and debt financings.
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
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of acquisition costs for the components of the Inspire system, overhead costs, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs, net of costs charged to customers. The overhead costs include the cost of material procurement, depreciation expense for production equipment, warranty replacement costs, and operations supervision and management personnel, including employee compensation, stock-based compensation, supplies, and travel. We expect overhead costs as a percentage of revenue to continue to decrease as our sales volume increases. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows.
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
Research and Development Expenses
Research and development expenses consist primarily of product development, engineering, clinical studies to develop and support our products, regulatory expenses, testing, consulting services and other costs associated with the next generation versions of the Inspire system. These expenses include employee compensation, including stock-based compensation, supplies, materials, consulting, and travel expenses related to research and development programs. Additionally, these expenses include clinical trial management and monitoring, payments to clinical investigators, data management and travel expenses for our various clinical trials. We expect research and development expenses to increase in the future as we develop next generation versions of our Inspire system and continue to expand our clinical studies to secure positive coverage policies from private commercial payors in the U.S. and enter into new markets such as additional European countries, Japan and Australia. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation for personnel, including base salaries, stock-based compensation expense and commissions related to our sales organization, finance, information technology, and human resource functions, as well as spending related to marketing, sales operations and training and reimbursement personnel. Other selling, general and administrative expenses include training physicians, travel expenses, advertising, direct-to-patient promotional programs, conferences, trade shows and consulting services, professional services fees, audit fees, insurance costs and general corporate expenses, including facilities-related expenses. We expect selling general and administrative expenses to continue to increase as we expand our commercial infrastructure to both drive and support our planned growth in revenue and as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services.
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

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Revenue	$20,862	$13,054	$7,808	59.8%	$55,144	$34,034	$21,110	62.0%
Cost of goods sold	3,456	2,467	989	40.1%	9,404	6,863	2,541	37.0%
Gross profit	17,406	10,587	6,819	64.4%	45,740	27,171	18,569	68.3%
Gross margin	83.4%	81.1%			82.9%	79.8%
Operating expenses:
Research and development	3,623	1,771	1,852	104.6%	9,072	5,236	3,836	73.3%
Selling, general and administrative	22,434	13,465	8,969	66.6%	62,272	37,416	24,856	66.4%
Total operating expenses	26,057	15,236	10,821	71.0%	71,344	42,652	28,692	67.3%
Operating loss	(8,651)	(4,649)	(4,002)	86.1%	(25,604)	(15,481)	(10,123)	65.4%
Other (income) expense, net	(404)	44	(448)	(1,018.2)%	(1,441)	1,569	(3,010)	(191.8)%
Net loss	$(8,247)	$(4,693)	$(3,554)	75.7%	$(24,163)	$(17,050)	$(7,113)	41.7%

Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue
Revenue increased $7.8 million, or 59.8%, to $20.9 million for the three months ended September 30, 2019 compared to $13.1 million for the three months ended September 30, 2018. The increase was attributable to a $7.3 million increase in sales of our Inspire system in the U.S. and an increase of $0.5 million in Europe, primarily in Germany.
Revenue information by region is summarized as follows:

	Three Months Ended September 30,
	2019		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$18,646	89.4%	$11,307	86.6%	$7,339	64.9%
Europe	2,216	10.6%	1,747	13.4%	469	26.8%
Total revenue	$20,862	100.0%	$13,054	100.0%	$7,808	59.8%
Revenue generated in the U.S. was $18.6 million for the three months ended September 30, 2019, an increase of $7.3 million, or 64.9%, compared to the three months ended September 30, 2018. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, the expansion of our U.S. sales representatives into new territories, increased physician and patient awareness of our Inspire system, a greater number of prior authorization approvals, additional positive coverage policies, and to a lesser extent, an increase in our average selling price as a result of the introduction of the new sensing lead on the Inspire system to the U.S. market in February 2019.
Revenue generated in Europe was $2.2 million in the three months ended September 30, 2019, an increase of $0.5 million, or 26.8%, compared to the three months ended September 30, 2018. Revenue growth in Europe was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $1.0 million, or 40.1%, to $3.5 million for the three months ended September 30, 2019 compared to $2.5 million for the three months ended September 30, 2018. The increase was primarily due to increased purchases of manufactured products due to higher sales volume of our Inspire system.
Gross margin was 83.4% for the three months ended September 30, 2019 compared to 81.1% for the three months ended September 30, 2018. Gross margin for the three months ended September 30, 2019 was higher primarily due to the introduction of the new sensing lead on the Inspire system in the U.S. in February 2019, which had a higher gross margin than the previous sensor.
Research and Development Expenses
Research and development expenses increased $1.8 million, or 104.6%, to $3.6 million for the three months ended September 30, 2019 compared to $1.8 million for the three months ended September 30, 2018. This change was primarily due to an increase of $1.1 million for ongoing research and development costs, including initial development of the next generation Inspire therapy system and the growth of clinical studies in the U.S. and Europe, and $0.7 million of compensation and employee-related expenses, mainly as a result of increased headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.9 million, or 66.6%, to $22.4 million for the three months ended September 30, 2019 compared to $13.5 million for the three months ended September 30, 2018. The primary driver of this increase was an increase of $5.2 million in compensation, including salaries, commissions, and stock-based compensation, travel and other employee-related expenses, mainly as a result of increased headcount. In addition, selling, general and administrative expenses increased by $0.9 million due primarily to financial audit fees, insurance, and other corporate costs, such as out-sourced information technology services and facilities costs. Other drivers included an increase of $2.5 million of marketing expenses, primarily consisting of direct-to-patient initiatives, and an increase of $0.3 million of regulatory and reimbursement costs, which increased primarily due to market access consulting services used to obtain positive coverage policies.
Other (Income) Expense, Net
Other (income) expense, net decreased by $0.4 million, or 1,018.2%, to $0.4 million of income for the three months ended September 30, 2019 compared to less than $0.1 million of expense for the three months ended September 30, 2018. This change was primarily due to an increase in interest income of $0.3 million earned on our higher cash, cash equivalents and investments balances and a decrease of $0.1 million in interest expense under our credit facility.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue
Revenue increased $21.1 million, or 62.0%, to $55.1 million for the nine months ended September 30, 2019 compared to $34.0 million for the nine months ended September 30, 2018. The increase was attributable to a $19.2 million increase in sales of our Inspire system in the U.S. and an increase of $1.9 million in Europe, primarily in Germany.

Revenue information by region is summarized as follows:

	Nine Months Ended September 30,
	2019		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$48,755	88.4%	$29,580	86.9%	$19,175	64.8%
Europe	6,389	11.6%	4,454	13.1%	1,935	43.4%
Total revenue	$55,144	100.0%	$34,034	100.0%	$21,110	62.0%
Revenue generated in the U.S. was $48.8 million for the nine months ended September 30, 2019, an increase of $19.2 million, or 64.8%, compared to the nine months ended September 30, 2018. Revenue growth in the U.S. was due to increased market penetration in existing territories, the expansion of our U.S. sales representatives into new territories, increased physician and patient awareness of our Inspire system, a greater number of prior authorization approvals, additional positive coverage policies and, to a lesser extent, an increase in our average selling price as a result of the introduction of the new sensing lead on the Inspire system to the U.S. market in February 2019.
Revenue generated in Europe was $6.4 million in the nine months ended September 30, 2019, an increase of $1.9 million, or 43.4%, compared to the nine months ended September 30, 2018. Revenue growth in Europe was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $2.5 million, or 37.0%, to $9.4 million for the nine months ended September 30, 2019 compared to $6.9 million for the nine months ended September 30, 2018. The increase was primarily due to increased purchases of manufactured products due to higher sales volume of our Inspire system.
Gross margin was 82.9% for the nine months ended September 30, 2019 compared to 79.8% for the nine months ended September 30, 2018. Gross margin for the nine months ended September 30, 2019 was higher primarily due to the introduction of the new sensing lead on the Inspire system in the U.S. in February 2019 which has a higher gross margin than the previous sensor. The gross margin for the nine months ended September 30, 2018 was lower by 1.4% due to excess and obsolete inventory costs associated with our previous generation system.
Research and Development Expenses
Research and development expenses increased $3.9 million, or 73.3%, to $9.1 million for the nine months ended September 30, 2019 compared to $5.2 million for the nine months ended September 30, 2018. This change was primarily due to an increase of $2.1 million for ongoing research and development costs, including initial development of the next generation Inspire therapy system and $1.8 million of compensation and employee-related expenses, mainly as a result of increased headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $24.9 million, or 66.4%, to $62.3 million for the nine months ended September 30, 2019 compared to $37.4 million for the nine months ended September 30, 2018. The primary driver of this increase was an increase of $14.9 million in compensation, including salaries, commissions, and stock-based compensation, travel and other employee-related expenses, mainly as a result of increased headcount. In addition, selling, general and administrative expenses increased by $2.9 million due to legal fees, financial audit fees, insurance costs, and other corporate costs which increased primarily as a result of being a public company during the first nine months of 2019 compared to being a public company during only part of the same prior year period, as well as out-sourced information technology services and facilities costs. Other drivers included an increase of $5.7 million of marketing, primarily consisting of direct-to-patient initiatives, and an increase of $1.4 million of regulatory and reimbursement costs, which increased primarily due to market access consulting services used to obtain positive coverage policies.
Other (Income) Expense, Net
Other (income) expense, net decreased by $3.0 million, or 191.8%, to $1.4 million of income for the nine months ended September 30, 2019 compared to $1.6 million of expense for the nine months ended September 30, 2018. Interest income increased $2.0 million due to our higher cash, cash equivalents and investments balances. Interest expense decreased $1.0 million, primarily due to the lack of the $0.7 million fair value adjustment taken in the nine months ended September 30, 2018 on our previously outstanding convertible preferred stock warrants.

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
Liquidity and Capital Resources
As of September 30, 2019, we had cash, cash equivalents and investments of $161.2 million and an accumulated deficit of $171.1 million, compared to cash, cash equivalents and investments of $188.2 million and an accumulated deficit of $146.9 million as of December 31, 2018. As of September 30, 2019, we had $24.5 million of outstanding borrowings under our credit facility. No borrowings remain available under this credit facility.
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
Our sources of capital have historically been from private placements of our convertible preferred securities, sales of our Inspire system, borrowings under credit facilities and registered offerings of our common stock. As of September 30, 2019, we had raised a total of $119.1 million in net proceeds from private placements of our convertible preferred securities and $181.8 million from registered equity offerings.
We believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We may also seek liquidity through additional securities offerings or through borrowings under a new credit facility.

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,770)	$(16,105)
Investing activities	(23,567)	(87,011)
Financing activities	1,067	120,473
Effect of exchange rate on cash	26	—
Net (decrease) increase in cash and cash equivalents	$(49,244)	$17,357
Operating Activities
The net cash used in operating activities was $26.8 million for the nine months ended September 30, 2019 and consisted of a net loss of $24.2 million, an increase in net operating assets of $6.7 million and non-cash charges of $4.0 million. Net operating assets consisted of accounts receivable, inventories, accounts payable, prepaid expenses and other current assets, and accrued expenses to support the growth of our operations. Non-cash charges consisted of stock-based compensation, accretion of the debt discount, stock issued for services rendered, and depreciation and amortization, offset by the non-cash income related to the accretion of the investment discount, and other, net. These changes generally were driven by our increased revenues year-over-year, which resulted in increases to accounts receivable, inventories, prepaid expenses and other expenditures, including compensation and personnel-related costs.
The net cash used in operating activities was $16.1 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $17.1 million, an increase in net operating assets of $1.1 million and non-cash charges of $2.1 million. Net operating assets consisted primarily of accounts receivable and inventory to support the growth of our operations and accrued compensation as annual bonuses were paid. The increase in net operating assets was also attributed to an increase in prepaid expenses and other assets. Non-cash charges consisted of stock-based compensation, the change in fair value of preferred stock warrants, accretion of debt discount, and depreciation.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 was $23.6 million and consisted primarily of purchases of investments of $143.5 million, partially offset by proceeds from sales or maturities of investments of $122.3 million. Purchases of property and equipment, net were $2.3 million.
Net cash used in investing activities was $87.0 million for the nine months ended September 30, 2018 and consisted primarily of purchases of short-term investments of $98.9 million, offset by proceeds from sales or maturities of short-term investments of $12.0 million.
Financing Activities
Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2019 and consisted of $1.0 million in proceeds from the exercise of stock options and warrants, and $0.6 million in proceeds from the issuance of common stock from the employee stock purchase plan, partially offset by a $0.5 million final payment fee due upon the amendment of our credit facility.

Net cash provided by financing activities was $120.5 million for the nine months ended September 30, 2018 and consisted of $112.0 million of net proceeds from the IPO in May 2018, borrowings of $8.0 million under our credit facility, and $0.4 million in proceeds from the exercise of stock options and warrants.
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
Borrowings under the facility are pre-payable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 3.0% if such borrowings are prepaid prior to March 27, 2020, 2.0% if such borrowings are prepaid on or after March 27, 2020 but prior to March 27, 2021 and 1.0% if such borrowings are on or after March 27, 2021 and prior to maturity. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. The credit facility is secured by substantially all of our personal property other than our intellectual property. We were in compliance with all covenants under the credit facility as of September 30, 2019.
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
Upon the closing of the IPO, the warrants to purchase 630,372 shares of preferred stock at a weighted average exercise price of $1.46 per share became exercisable to purchase 100,558 shares of common stock at a weighted average exercise price of $9.38 per share. Warrants to purchase 93,963 shares of common stock were exercised during 2018, and the warrants to purchase 6,595 shares of common stock were exercised during the three months ended September 30, 2019. No warrants remain outstanding at September 30, 2019.

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
Our operating leases and long-term debt, including interest, as of September 30, 2019 is summarized in the table below:

	Payments Due by Year
(In thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including interest (1)	$31,189	$1,893	$9,801	$19,495	$—
Operating leases (2)	15,169	1,038	2,134	4,104	7,893

1.The total amount outstanding under the credit facility was $24.5 million at September 30, 2019 . All amounts borrowed under the credit facility are interest-only until April 1, 2022, after which payments of interest and principal will be payable in 24 consecutive monthly installments. Variable interest is assumed at September 30, 2019 rates. Under the terms of the credit facility, a final payment fee of 3.50% is due at the earlier of maturity or prepayment. This amount is not included in the table above.
2.We currently sublease approximately 45,000 square feet of office space for our corporate headquarters in Golden Valley, Minnesota, under an operating lease which expires November 30, 2020. In May 2019, we entered into a non-cancelable operating lease agreement for the same space. This lease commences on December 1, 2020 and expires May 31, 2028.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2019. Other than the adoption of ASC 606 described in Note 2, no changes were made to our critical accounting policies during the period presented.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our investments. If overall interest rates had decreased by 100 basis points during the nine months ended September 30, 2019, our interest income would have decreased by approximately $1.3 million. We do not currently use or plan to use financial derivatives in our investment portfolio.
The interest rate for our outstanding debt is variable. If overall interest rates had increased by 100 basis points during the nine months ended September 30, 2019 our interest expense would have increased by approximately $0.3 million.
Credit Risk
As of September 30, 2019 and December 31, 2018, our cash, cash equivalents, and investments were maintained with one financial institution in the U.S. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits.
Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals in the U.S. and Europe, primarily in Germany. No single customer represented more than 10% of our accounts receivable as of September 30, 2019.
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

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
As further described in Note 8 to our unaudited financial statements included in this Quarterly Report on Form 10-Q, upon the closing of our IPO, warrants to purchase 630,372 shares of our preferred stock became exercisable to purchase 100,558 shares of our common stock. On September 24, 2019, we issued 5,102 shares of our common stock upon the cashless exercise of warrants to purchase our common stock at an exercise price of $15.16. We issued shares of our common stock pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act as transactions not involving a public offering.

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

Inspire Medical Systems, Inc.

Date:	November 5, 2019	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 5, 2019	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)