Form 10-K
period 2019-12-31
Inspire Medical Systems, Inc.
filed 2020-02-25
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38468

Inspire Medical Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1377674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5500 Wayzata Blvd., Suite 1600 Golden Valley, MN	55416
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (844) 672-4357
____________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Common stock, $0.001 par value	Trading Symbol(s)	New York Stock Exchange
(Title of each class)	INSP	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1,071,122,062, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on such date.
As of February 18, 2020, the registrant had 24,129,656 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to:
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
•future results of operations, financial position, research and development costs, capital requirements, and our needs for additional financing;
•our dependence on third-party suppliers and contract manufacturers;
•risks related to consolidation in the healthcare industry;
•our ability to accurately forecast customer demand for our Inspire system and manage our inventory;
•our ability to expand, manage, and maintain our direct sales and marketing organization, and to market and sell our Inspire system in markets outside of the United States;
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
•any violations of anti-bribery, anti-corruption, and anti-money laundering laws;
•risks related to our indebtedness;
•our ability to use our net operating losses and research and development carryforwards;
•the risk that we may be deemed to be an investment company under the Investment Company Act of 1940;

•U.S. Food and Drug Administration ("FDA") or other United States or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;
•our ability to establish and maintain intellectual property protection for our Inspire therapy and system or avoid claims of infringement;
•risks related to our ceasing to qualify as a smaller reporting company or an emerging growth company;
•risks related to our common stock; and
•other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
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

PART I
Item 1. Business.
Overview
We are a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. A significant body of clinical data, which includes a publication in the New England Journal of Medicine and more than 100 peer-reviewed publications, supports the safety and efficacy of Inspire therapy. Inspire therapy received premarket approval ("PMA") from the FDA in April 2014 and has been commercially available in certain European markets since November 2011. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the United States ("U.S.") must have been confirmed to fail or be unable to tolerate positive airway pressure ("PAP") treatments, such as continuous positive airway pressure ("CPAP"), and be 22 years of age or older, though there are no similar requirements for patients in Europe. Physicians have treated more than 7,800 patients with Inspire therapy at over 350 medical centers across the U.S. and Europe.
Sleep apnea is a serious and chronic disease that negatively impacts a patient’s sleep, health, and quality of life. OSA is the most common form of sleep apnea. OSA occurs when a person’s breathing is interrupted during sleep by a partially or completely blocked airway and affects patients of all ages, sexes, and body types. The severity of OSA is measured by the number of partial or complete airway blockages that a patient experiences in an hour, referred to as the apnea-hypopnea index ("AHI"). Moderate OSA patients have an AHI of 15 to 30 events per hour, while severe OSA patients have an AHI of 30 more events per hour. Left untreated, OSA increases the risk of high blood pressure, hypertension, heart failure, stroke, coronary artery disease, and other life-threatening diseases.
CPAP is the leading therapy for patients with moderate to severe OSA. CPAP is delivered through a face or nasal mask that connects through a hose to a bedside air pump. In order for CPAP to be most effective, the mask must form an airtight seal on the patient’s face or nose and the mask must be worn every night. The effectiveness of CPAP has been limited by low patient compliance as many patients find the mask or treatment cumbersome, uncomfortable, and loud. When CPAP fails or cannot be tolerated, patients’ remaining treatment options consist primarily of invasive surgical procedures developed to modify or remove existing tissue in an attempt to create free air flow. These invasive surgical procedures have limited or unpredictable clinical benefit, are irreversible, and can be extremely painful. We believe that there is both an urgent clinical need and a strong market opportunity for an alternative to CPAP that is effective and minimally invasive.
Inspire therapy is an innovative, closed-loop, minimally invasive solution that provides comfort and convenience, resulting in high compliance for patients with moderate to severe OSA. Once implanted, the Inspire system delivers electrical stimulation that causes a slight forward movement of the back of the tongue, which helps to maintain an open airway, enabling the patient to inhale freely without interruption. We believe our Inspire therapy provides the following benefits:
•Safe, effective, and durable treatment supported by compelling clinical data, including long-term efficacy results out to five years from initial treatment.
•Closed-loop system that uses a proprietary algorithm to continuously monitor patients’ breathing and provide electrical stimulation during the inspiratory phase.
•Comfortable and convenient therapy resulting in high patient satisfaction that was reported to be 93% at an average of 12 months from initial treatment in the first 1,017 patients in our ongoing global patient registry.

•Strong patient compliance, with 80% of patients reporting continued nightly use through five years from initial treatment in our Stimulation Therapy for Apnea Reduction ("STAR") trial.
•Minimally invasive outpatient procedure with short recovery time.
•Long-lasting solution with a battery designed to last approximately 11 years without charging or maintenance.
The results from multiple clinical trials, which include four sponsored and 19 independent clinical studies that evaluated approximately 2,000 patients, including approximately 960 patients evaluated in independent clinical studies, together with patient-reported outcomes, have shown that our Inspire therapy provides statistically significant and sustained reduction in the severity of patients’ OSA, improvement in sleep-related quality of life and reduction in snoring, as well as high patient compliance rates and a strong safety profile.
Our pivotal STAR trial was designed to demonstrate longitudinal therapy efficacy and included a randomized controlled therapy withdrawal study. The longitudinal study demonstrated an approximately 70% reduction in the median AHI in patients with moderate to severe OSA from a baseline of 29.3 events per hour to 9.0 events per hour at 12 months following initial treatment. STAR trial follow-up has shown results similar to the initial data at 18 months, three years, and five years. At five years, median AHI in patients with moderate to severe OSA remained low at 6.2 events per hour. The effectiveness of Inspire therapy was further demonstrated by the results of the randomized controlled therapy withdrawal study, in which patients in the therapy withdrawal group regressed to near-baseline AHI levels while patients in the control group that continued therapy experienced sustained therapeutic benefits.
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe through a direct sales organization. As of December 31, 2019, we had 73 sales territories in the U.S. and eight in Europe. Our direct sales force engages in sales efforts and promotional activities focused on ear, nose and throat ("ENT") physicians, and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-patient marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy and frequently results in patient leads.
Our customers are reimbursed the cost of patient treatment by various third-party payors, such as commercial insurance providers and government agencies. We have secured positive coverage policies with 52 U.S. commercial payors, representing approximately 165 million covered lives. In parallel, a subset of our 14 person reimbursement team, which we refer to as our market access team, is focused on assisting patients and physicians in obtaining appropriate prior authorization approvals from commercial payors on a case-by-case basis in advance of treatment with our Inspire therapy. In addition, Medicare coverage for our procedure is determined on a case-by-case basis. All seven Medicare Administrative Contractors ("MACs") have drafted positive coverage policies for Inspire therapy and five of these MACs have since announced the formal release dates of either March 15, 2020 or April 1, 2020 for their final policies covering Inspire therapy. We expect the final two MACs will finalize their policies in 2020. We also have a U.S. government contract for patients who are treated by the Veterans Health Administration. We are in active discussions with commercial insurers to establish additional positive coverage policies to support reimbursement of Inspire therapy.
We generated revenue of $82.1 million, with a gross margin of 83.4% and a net loss of $33.2 million, for the fiscal year ended December 31, 2019, compared to revenue of $50.6 million, with a gross margin of 80.1% and a net loss of $21.8 million, for the fiscal year ended December 31, 2018, and revenue of $28.6 million, with a gross margin of 78.9% and a net loss of $17.5 million, for the fiscal year ended December 31, 2017. Our accumulated deficit as of December 31, 2019 was $180.2 million.

Our Competitive Strengths
We believe the continued growth of our company will be driven by the following competitive strengths:
•First to market with an innovative, closed-loop, minimally invasive solution. We have developed the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for patients with moderate to severe OSA who have been confirmed to fail or cannot tolerate PAP treatments, such as CPAP. We received a PMA from the FDA in April 2014 for our Inspire therapy. Unlike CPAP, which is limited by low patient compliance primarily due to patient discomfort with the mask or device, our innovative, closed-loop, minimally invasive solution is designed to provide comfort and convenience, resulting in high compliance for patients with moderate to severe OSA. We believe we have a significant first mover advantage and momentum over future competitors, as physicians have treated more than 7,800 patients with Inspire therapy.
•Significant body of strong clinical data. We have developed a significant body of clinical data that demonstrates the safety and effectiveness, therapy adherence, and long-term sustained benefits of our Inspire therapy. The benefits of treatment with Inspire therapy have been consistent across four sponsored and 19 independent clinical studies that evaluated approximately 2,000 patients, including approximately 960 patients evaluated in independent clinical studies, and have been highlighted in more than 100 peer-reviewed publications. Data reported in these clinical studies also demonstrated a high level of overall patient satisfaction. We believe this favorable data provides us with a significant competitive advantage and will continue to support increased adoption of our Inspire therapy.
•Holistic and targeted approach to market development and patient engagement. We have established a methodical approach to market development which centers on active engagement across three key stakeholders in the OSA treatment paradigm: physicians, sleep centers, and patients. Our sales force is focused on building long-lasting relationships with ENT physicians and sleep centers as we support physicians through all aspects of a case-from diagnosis to surgical support to patient follow-up. In addition, we are highlighting our compelling clinical data set and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with a strong direct-to-patient marketing initiative that further drives demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy and frequently results in patient leads. We are confident that this holistic approach to engagement across multiple constituents will continue to drive increased awareness of and demand for our Inspire therapy.
•Dedicated team focused on providing market access for patients and providers. We have a highly efficient approach to advance patients, once identified, to placement of the Inspire system. Our dedicated market access team helps patients and providers work with payors to secure the appropriate prior authorization approvals in advance of initial treatment. In addition, this team proactively works with payors to establish positive coverage policies by highlighting the compelling clinical data and the value of our Inspire therapy. This highly leverageable team has been successful in helping to secure reimbursement from approximately 430 commercial payors to date, and positive coverage policies from 52 U.S. commercial payors, including several large national payors.
•Strong research and development capabilities and comprehensive intellectual property portfolio. Our commitment to driving innovation has allowed us to achieve continuous, significant improvements of our Inspire therapy. For example, in the U.S., in July 2017, and in Europe, in May 2018, we launched the fourth generation of our Inspire system, with a neurostimulator that is 40% smaller and 18% thinner than the neurostimulator in the previous generation, while maintaining an approximate 11-year battery life without needing to be recharged. Patients treated with this fourth generation device may now undergo an MRI scan of the head or extremities. In October 2018, the first implant of our new sensing lead was successfully completed in Germany, and in January 2019, the FDA approved the new sensing lead. This new lead has a significantly smaller profile, including a reduction in diameter of 49%, as compared to the prior design, and is intended to improve the patient’s comfort. It also incorporates several features to enable easier implanting and potentially reduce surgical time for an ENT surgeon. We have a comprehensive patent portfolio to protect our intellectual property and technology, with rights as of

December 31, 2019 to 28 issued U.S. patents, 26 issued foreign patents, 39 pending U.S. patent applications, and 47 pending foreign patent applications that cover aspects of our Inspire system and future product concepts.
Our Strategy
Our goal is to be a global leader in providing clinically proven innovative solutions that improve sleep, quality of life, and health of patients with moderate to severe OSA. We believe the following strategies will play a critical role in achieving this goal and our future growth:
•Promote awareness among patients, ENT physicians, sleep centers, and referring physicians. We believe that many patients who have failed or cannot tolerate CPAP are unaware of our Inspire therapy as a safe and effective alternative treatment for moderate to severe OSA. We intend to continue to promote awareness of our therapy through training and educating ENT physicians, sleep centers, key opinion leaders, and various medical societies on the proven clinical benefits of Inspire therapy. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals and online, and to present at various industry conferences. We also plan to continue building patient awareness through our direct-to-patient marketing initiatives, which include paid online search, radio, social media, television, and online videos.
•Expand our U.S. sales and marketing organization to drive adoption of our Inspire therapy. We plan to expand our sales and marketing organization and seek to recruit and train exceptionally talented sales representatives in existing and new markets in the U.S. to help facilitate further adoption and broaden awareness of our Inspire therapy. Our success to date in developing new markets has been primarily due to our ability to identify new regions with high volume medical centers, educate ENT and sleep physicians, help generate steady patient demand, and provide sufficient support staff to our sales representatives. We believe investing in a scalable, efficient direct sales force and continuing the development of our marketing efforts will help us broaden adoption of our Inspire therapy and drive revenue growth.
•Leverage our prior authorization model while we work with payors to broaden coverage. Our dedicated in-house market access team will continue to assist patients and physicians in obtaining prior authorization approvals from commercial payors for treatment with our Inspire therapy. In parallel, we are in active discussions with commercial payors to establish positive coverage policies and continue to highlight our compelling and robust clinical data and our increased support from leading medical organizations and key opinion leaders. We believe increased positive payor coverage policies could substantially expand patient access by reducing hurdles to treatment.
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
To receive the Inspire system, patients undergo a short outpatient surgical procedure, typically lasting two hours, during which the neurostimulator, sensing lead, and stimulation lead are implanted. The procedure is minimally invasive and performed with a series of three small incisions. Patients typically recover quickly and are able to resume normal activities in just a few days. Initial activation of the system occurs 30 days after the implantation. After the initial activation, the patient is instructed to use the therapy each night by turning on their Inspire system before going to sleep using their remote control.

The following pictures depict the Inspire neurostimulator, shown with a quarter for scale, and the patient remote control, shown in hand for scale.

Inspire
Sleep Apnea Innovation
STIM
SENSE
SN AIR304131C
Model 3028
Inspire Medical Systems
UNITED STATES OF AMERICA
IN GOD WE TRUST
LIBERTY
QUARTER DOLLAR

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
Open Airway
The effectiveness of Inspire therapy to relieve OSA is objectively measured during a sleep study or polysomnogram. A sleep study records a patient’s breathing, airflow, and blood oxygen levels before and after activating the device. Before activation, the patient experiences multiple periods of interrupted breathing, and oxygen levels repeatedly drop before the patient experiences a transient arousal that allows air intake. The polysomnogram below shows that after activating Inspire therapy, the patient exhibited a more regular breathing pattern, higher and more consistent blood oxygen levels, and fewer or no transient arousals.
Polysomnogram Before and After Activation of Inspire System

Benefits of Inspire Therapy
We believe our Inspire therapy overcomes many of the limitations of CPAP and other current treatments of moderate to severe OSA by providing the following key benefits:
•Safe, effective, and durable treatment. Results from our clinical trials provide compelling safety and efficacy data regarding the clinical benefits of Inspire therapy as many as five years after initial treatment. The results from our STAR trial, a five-year follow-up phase III pivotal trial, demonstrated an approximately 70% reduction in the median AHI from a baseline of 29.3 events per hour to 9.0 events per hour at 12 months following initial treatment. STAR trial follow-up has shown similar results to the initial data at 18 months, three years, and five years. At five years, median AHI remained low at 6.2 events per hour.
•Closed-loop system. The Inspire system uses a proprietary algorithm to continuously monitor a patient’s breathing and provide electrical stimulation during the inspiratory phase, working with the body’s natural actions to keep the airway open during the breathing cycle.
•Comfortable and convenient therapy resulting in high patient satisfaction. Data reported on the first 1,017 patients in our ongoing ADHERE patient registry, which we established to follow patients who have been implanted with an Inspire system, demonstrated that these patients used Inspire therapy an average of 5.6 hours per night an average of 12 months after initial treatment, with overall patient satisfaction reported to be at 93%.
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
Commercialization of Inspire Therapy
In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive FDA clearance or approval. We obtained PMA approval for our Inspire system in 2014. Additionally, we received a CE mark for commercialization of our Inspire system in Europe in 2011, and in June 2018, Japan’s Ministry of Health, Labour and Welfare approved our Inspire therapy to treat moderate to severe OSA. We continue to work on the reimbursement process in Japan and hope to commercialize Inspire therapy there. To commercialize our Inspire system, both in the U.S. and Europe, we focus on physician and patient awareness and adoption of our Inspire therapy. To achieve this, our commercialization strategy primarily consists of our direct sales force engaging in sales efforts and promotional activities focused on ENT physicians and sleep centers and highlighting our compelling clinical data and value proposition. Our direct sales force utilizes strong direct-to-patient marketing initiatives to create awareness of the benefits of our Inspire system. We intend to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-patient marketing efforts in existing and new markets throughout the U.S. and Europe.

In addition, a significant part of our commercialization effort consists of supporting our customers through the reimbursement process. Most commercial U.S. insurers now cover Inspire therapy. For those payors that do not have a positive policy, Inspire provides robust prior authorization support to our customers. Medicare has pending positive coverage for all states, which we expect will be finalized in 2020, and we have a U.S. government contract for patients who are treated by the Veterans Health Administration.

Treatment with Inspire Therapy
Patient Selection
Inspire therapy is indicated for patients with moderate to severe OSA (AHI of 15 to 65) who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. Patients undergo a drug-induced sleep endoscopy performed by an ENT surgeon in order to confirm that they satisfy this anatomical requirement. In addition, patients in the U.S. must have been confirmed to fail or be unable to tolerate PAP treatments, such as CPAP, and be 22 years of age or older, though there are no similar requirements for patients in Europe. Patients who fail PAP are those that are not able to eliminate moderate to severe OSA despite PAP usage. Patients who cannot tolerate PAP treatments are those who either are unable to use PAP more than five nights per week for at least four hours per night, or who are unwilling to use PAP treatment. We have submitted a PMA supplement to the FDA to expand our indication in the U.S. to patients as young as 13 years of age, which is currently under review.
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
Clinical Results and Studies
A significant body of published clinical evidence, which includes four sponsored and 19 independent clinical studies that evaluated approximately 2,000 patients, including approximately 960 patients evaluated in independent clinical studies, supports the safety and effectiveness of our Inspire therapy. The results of the STAR trial, our phase III pivotal clinical trial that served as the basis for the FDA approval of our PMA application, were published in the New England Journal of Medicine, and the results of additional clinical studies have been published in more than 100 peer-reviewed publications. We have established a global patient registry, which we refer to as our ADHERE patient registry, to collect data on safety, effectiveness, weekly usage, overall compliance, and satisfaction from patients who have been implanted with an Inspire system. The table below highlights key findings from certain of these studies and data from the first 1,017 patients in our ADHERE patient registry, including significant improvements in objective sleep measures and patient-reported quality of life measures, strong therapy compliance, and a favorable safety profile.

	STAR Trial(1)		German Post-Market Study(1)	ADHERE Patient Registry(1)	TJUH and UPMC Evaluation(2)
Number of Inspire therapy patients	124	97	56	1,017	48 / 49
Time following implantation	12 months	5 years	12 months	12 months	3 months
AHI—Baseline	29.3	29.3	28.6	32.8	35.9 / 35.3
AHI—Therapy	9.0	6.2	9.5	9.5	6.3 / 6.3
ESS—Baseline	11	11	13	11	11 / 11
ESS—Therapy	6	6	7	6	6 / 7
FOSQ—Baseline	14.6	14.6	13.7	*	*
FOSQ—Therapy	18.2	18.7	18.6	*	*
Therapy compliance	86% daily; 93% 5+ days weekly	80% daily	Average 39 hours per week; 89% ≥20 hours per week	Average 5.6 hours per night	Average >45 hours per week; >75% ≥40 hours per week
* Not measured
(1) Median results
(2) Mean results
STAR Trial
Overview
We sponsored the STAR trial, a multi-center, prospective, single-group, cohort design study that began in 2010 at 22 medical centers across the U.S. and Europe. We evaluated 126 patients who were confirmed to fail or were unable to tolerate positive airway treatments, such as CPAP. Of the 126 patients, 83% were men, the mean age was 54.5 years, and the mean body-mass index was 28.4.
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
Inspire therapy efficacy data from STAR trial at 12 months

After 12 months’ follow-up with 126 implanted patients, 124 patients (98%) remained active users of our Inspire therapy. One patient died unexpectedly due to an unrelated cause and one participant requested a device removal for personal reasons because the patient was a non-responder. Data at 12 months showed that 86% of patients (106 of 123) used the device daily and 93% (115 of 123) used the device at least five days a week, with data unavailable from one patient.
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

Withdrawal of Inspire therapy results in reversal of therapeutic benefit as measured by AHI and ODI

Safety
Patients from the STAR trial reported various adverse events, typically mild and resolved within five days, which can be divided into two categories. The first category includes those occurring immediately subsequent to the implantation procedure. In this category, 26% of patients reported incision pain and 25% reported post-operative discomfort. There was only one report of a mild infection associated with the procedure. The second category includes device-related adverse events that were reported in the first 18 months after implantation. In this category, 47% of patients reported discomfort due to stimulation at some point during this period, which was generally resolved with programming adjustments to the device. Other common reports included tongue abrasion, headaches, and mouth dryness.
Explants and Revisions
Two patients out of 126 in the STAR trial did not complete the trial. One patient died unexpectedly due to an unrelated cause and one patient requested a device removal because the patient was a non-responder. Two other patients underwent revision surgeries to reposition the device to address patient discomfort.
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

German Post-Market Study
We sponsored the German Post-Market Study, a multi-center post-approval study that evaluated 60 middle-aged, overweight patients, with measurements at two-, six-, and 12-month intervals. The results of this study, which were published in The Laryngoscope in 2017, were consistent with the outcomes demonstrated in our STAR trial and showed median AHI being reduced from a baseline of 28.6 events per hour to 9.5 events per hour in 56 patients measured after 12 months. Over the same period, median ESS score improved from a baseline of 13.0 to 6.5 and median FOSQ score improved from a baseline of 13.7 to 18.6. There were three patients lost to follow-up and one patient requested removal of the device for cosmetic and other personal reasons. There were no serious device-related adverse events.

ADHERE Patient Registry
We established our ADHERE patient registry to follow patients who have been implanted with an Inspire system, with a goal of collecting data on a group of at least 5,000 patients. Data gathered to date on the first 1,017 patients published in Laryngoscope in 2019 showed that patients used Inspire therapy an average of 5.6 hours per night when measured an average of 12 months after implantation. Median AHI was reduced from 32.8 events per hour to 9.5 events per hour and median ESS score improved from 11 to 6 over the same period. Overall satisfaction with Inspire therapy was reported by patients to be 93%, with 94% of patients reporting that they would choose the procedure again. In addition, 95% of patients reported a better experience than CPAP.
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
A retrospective study comparing the effectiveness of hypoglossal nerve stimulation ("HNS") therapy utilizing our Inspire system to the effectiveness of uvulopalatopharyngoplasty ("UPPP"), was conducted by researchers at the Cleveland Clinic on two cohorts of patients treated for OSA. A cohort of 20 patients, with a mean age at the time of surgery of 42.1 and mean BMI of 27.5, underwent traditional UPPP airway reconstructive surgery, while a cohort of 20 patients, with a mean age at the time of surgery of 62.4 and mean BMI of 28.0, were treated with

Inspire therapy. A higher percentage of patients who received Inspire therapy (65%) achieved reduction in AHI from the moderate to severe range into the normal range (defined as AHI <5) compared to patients who underwent UPPP (20%). Additionally, mean AHI for patients treated with Inspire therapy decreased by 88% while mean AHI for patients treated with UPPP decreased by 29%.

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
Sales and Marketing
We have established a methodical approach to market development which centers on active engagement across three key stakeholders in the OSA treatment paradigm: patients, physicians, and sleep centers.
We sell our Inspire system through a direct sales force that primarily targets ENT physicians and sleep centers in the U.S. and Europe. The implant procedure for our Inspire therapy is typically performed by an ENT physician or in some cases by neurosurgeons. We also focus on sleep centers because they diagnose and manage large volumes of patients with sleep apnea and are often an important referral base for ENT physicians. In addition, because OSA is sometimes diagnosed during other procedures, we have developed programs to help educate general practitioners and specialists in other fields, such as cardiovascular surgeons, electrophysiologists, and dentists, regarding our Inspire therapy.
We have 73 sales territories in the U.S. and eight in Europe. We seek to recruit sales representatives with strong sales backgrounds, direct experience developing markets with new technologies, and core knowledge of medical device coding, reimbursement, and the prior authorization process.
We also utilize direct communication channels to inform and educate patients about Inspire therapy and to enable them to connect with active clinical sites that offer our Inspire systems. Our primary methods of patient outreach are Facebook, Google ad placements, radio advertisements (either local or satellite), and television advertisements. The objective of this outreach is to bring patients to our website, where they can find educational materials and videos on sleep apnea and the use and benefits of our Inspire therapy, contact information for physicians and clinical sites, and information regarding community awareness events.
We believe our patient outreach efforts have been effective in bringing potential patients to our website and facilitating contact with our clinical sites. During 2019, we had approximately 4.5 million individual hits to our website and had over 2.0 million “engaged” visitors, defined as visitors who went to at least two pages or took an action while visiting our website. In 2019, we had nearly 520,000 visitors who used our website to find a physician in their area, more than 33,000 visitors contacted a clinical site to schedule an appointment, and about 10,000 visitors who signed up for a local Inspire informational event.
Commercial Activities Outside of the U.S.
We have eight sales territories in Europe, five of which are located in Germany. Our general practice is to limit commercial investments in European countries until such time as there is a determined reimbursement pathway. We provide consistent training in Europe as is conducted in the U.S. and have established a support team in Europe for patient outreach and education, implant support, and device programming. We expect to continue to scale our commercial activities in Europe as we continue to develop country-wide reimbursement in additional markets. We continue to work on the reimbursement process in Japan and hope to commercialize Inspire therapy there.
Third-Party Reimbursement
Our market access team is responsible for all of our reimbursement processes and initiatives. Our team includes 14 professionals who are focused on all key aspects of reimbursement, which include coding, payment, coverage, and prior authorization.
Coding and Payment
In the U.S., we sell our products to hospitals and ASCs. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for the cost required to treat each patient.
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology ("CPT") codes, which are created and maintained by the American Medical Association ("AMA"). Implantation of our Inspire neurostimulator and stimulation lead is described by CPT code 64568, which is the code describing the implantation of a cranial nerve stimulator. Implantation of our Inspire pressure sensing lead is described by CPT code 0466T, a Category III code published by the AMA in January 2017.
Physician reimbursement under Medicare generally is based on a defined fee schedule, the Physician Fee Schedule, through which payment amounts are determined by the relative values of the professional service rendered. Medicare provides reimbursement to our hospital customers under the hospital outpatient prospective payment system ("HOPPS") which provides bundled amounts generally intended to reimburse the hospital for all facility costs related to procedures performed in the hospital outpatient setting. Under the HOPPS, the 2020 national average Medicare payment to the hospital for this procedure is approximately $29,000, which covers the hospitals’ costs for the device and the implantation procedure. The physician is issued a separate payment for the professional service under the Medicare Physician Fee Schedule. Reimbursement rates from commercial payors vary depending on the procedure performed, the commercial payor, contract terms, and other factors.
Commercial Payor and Government Program Coverage
A core pillar of our reimbursement strategy involves broadening our third-party payor coverage. We continue to have active discussions with commercial payors to establish positive coverage policies by highlighting our compelling and robust clinical data, increased patient demand, and support from leading medical societies and key opinion leaders. We have been successful in obtaining prior authorization approvals from over 430 commercial payors for the Inspire device and procedure. Historically, commercial payors approve prior authorization requests for approximately 60% of Inspire implants in the U.S. We estimate that 70% of patients who meet the FDA indication for Inspire therapy are covered by commercial insurance companies and we have secured coverage policies with most major national commercial payors.
A number of other commercial payors currently consider hypoglossal nerve stimulation to be investigational, including procedures involving the Inspire system, and therefore do not have formal coverage policies.
Procedures involving our Inspire system may be reimbursed on a medical necessity basis for some Medicare patients, and all seven local MACs have published positive draft local coverage determinations for Inspire therapy. Five of these MACs have since announced the formal release dates of either March 15, 2020 or April 1, 2020 for their final policies covering Inspire therapy and we expect the final two MACs will finalize their policies in 2020. Medicare has historically accounted for approximately 30% of all Inspire system implantations in the U.S., although we expect this percentage to decrease over time as commercial policies are developed. In addition, we have a contract with the U.S. government that covers implantations of our Inspire system performed in Veterans Affairs and military hospitals, which account for approximately 10% of all Inspire system implantations historically in the U.S.
Prior Authorization Approval Process
A second pillar of our reimbursement strategy includes leveraging our market access team to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. We believe our market access team is highly effective in working with patients and physicians to obtain prior authorizations for our Inspire system including assisting with the appeals process. In 2019, we received multiple prior authorization approvals from most of the largest commercial payors, for example Anthem, Cigna, Blue Cross Blue Shield, and Humana. In addition, in 2019, market access team helped over 90% of patients who pursued the appeals process fully to secure prior authorizations with an average approval time of approximately two to three months, with less than 10% being denied external medical review approval while the remainder were lost to follow-up. Our market access team supported approximately 2,500 individual patient submissions in 2018 and approximately 3,000 individual patient submissions in 2019.
We believe we will continue to benefit from this efficient prior authorization process in the near-term and in the longer-term by expanding positive coverage policies. We intend to expand our market access team and increase the number of annual patient submissions as we grow our operations.
Reimbursement Outside of the U.S.
In Germany, the Institut für das Entgeltsystem im Krankenhaus, the German federal reimbursement agency, has granted the Neue Untersuchungs-und Behandlungsmethoden ("NUB") Status 1 coverage for our Inspire system. The NUB process allows for the introduction of new and innovative medical devices prior to reaching reimbursement eligibility and provides for a supplemental payment for new technologies in the German reimbursement system. NUB Status 1 is the highest of four levels and allows for full reimbursement for our Inspire system for the 113 hospitals that applied for therapy in 2019. Under NUB Status 1, payors at these hospitals are obligated to cover the gaps in treatment costs for the Inspire system.

In the Netherlands, the Zorginstituut, or the Dutch Health Institute, has approved Inspire therapy for conditional reimbursement within the basic package of all payors. This allows patients to receive the Inspire system in certain hospitals and within approved indications set by the Zorginstituut.
In Switzerland, Inspire therapy is covered by the public health insurance and hospitals receive reimbursement from the Swiss Diagnosis Related Groups ("DRG") system. This allows patients to receive the Inspire system in certain hospitals and within the indication covered by the Swiss DRG.
Reimbursement in other European countries is primarily provided by single center hospitals from their operating budgets or with generic payment codes, but we intend to continue to develop reimbursement in other European countries including Belgium, France, Italy, Spain, the Nordic region, and any other new market that we may enter in the future, such as Japan and Australia.
Research and Development
Product Evolution and Next Generation Products
The first Inspire device was developed by Medtronic Inc. (now Medtronic Public Limited Company), or Medtronic, in the early 1990s as a radio frequency controlled device that required an external apparatus to deliver electrical stimulation to the hypoglossal nerve. The first fully implantable, respiration-sensing, closed-loop Inspire system was developed shortly thereafter. Based on the initial clinical trial results, which were published in 2001, Medtronic began developing what became known as our Inspire II system, introducing a new, more durable stimulation lead and lower-power neurostimulator, and relocating the respiratory sensing lead to between the intercostal muscle layers.
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
Our newly designed respiratory sensing lead was developed in 2017 and was approved by the FDA in January 2019. This lead was introduced in Europe in October 2018 and in the U.S. in March 2019. The lead has a significantly smaller profile, including a reduction in diameter of 49 percent as compared to the prior design. This smaller profile is intended to simplify surgical placement along with several other features to enable easier implanting, and potentially reduce surgical time for an ENT surgeon.
Our next generation of the Inspire neurostimulator is in development. We have launched a cloud-based patient management system called Inspire Cloud, which allows physicians to monitor patient compliance and more efficiently coordinate patient care.
Additional Indications
We have sought and continue to seek to expand the approved indications for our Inspire therapy. For instance, in January 2017, the FDA approved a PMA supplement expanding the indicated AHI range for our Inspire therapy from 20 to 65 events per hour to 15 to 65 events per hour.
We have submitted a PMA supplement to the FDA to expand our indication in the U.S. to patients as young as 13 years of age. This expanded indication would also allow pediatric patients with Down syndrome to be treated with Inspire therapy.

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
We also compete, both within and outside of the U.S., with invasive surgical treatment options such as UPPP, maxillomandibular advancement ("MMA") and robotic tongue reduction surgery, and, to a lesser extent, oral appliances, which are primarily used in the treatment of mild to moderate OSA. We do not believe we directly compete with CPAP or other types of PAP devices because in the U.S., Inspire therapy is only indicated for patients who have been confirmed to fail or cannot tolerate PAP treatments, such as CPAP.
We believe that the primary competitive factors in the OSA treatment market are:
•company, product, and brand recognition;
•product safety, reliability, and durability;
•quality and volume of clinical data;
•effective marketing to and education of patients, physicians, and sleep centers;
•product ease of use and patient comfort;
•sales force experience and access;
•product support and service;
•technological innovation, product enhancements, and speed of innovation;
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2019, we had rights to 28 issued U.S. patents, which will expire between 2020 and 2036 assuming all required fees are paid, 39 pending U.S. patent applications, 26 issued foreign patents, and 47 pending foreign patent applications. Our patents cover aspects of our current Inspire system and future product concepts. Some of the issued foreign patents and pending foreign patent applications preserve an opportunity to pursue patent rights in multiple countries.
There is no active patent litigation involving any of our patents and we have not received any notices of patent infringement.
As of December 31, 2019, we had 106 pending and registered trademark filings worldwide, some of which may apply to multiple countries.
We also rely, in part, upon unpatented trade secrets, know-how and continuing technological innovation, and may in the future rely upon licensing opportunities, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants, and others who may have access to our proprietary information.
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
License Agreement with Medtronic
In November 2007, we entered into an assignment and license agreement with Medtronic ("the Assignment and License Agreement") pursuant to which Medtronic assigned certain patents and trademarks to us and granted to us a worldwide, royalty-free license to certain other patents and technical information to make, use, import and sell products, and to practice methods in the field of electrical stimulation of the upper airway for the treatment of OSA ("the Field"). We share co-exclusive rights with Medtronic under this license; however, Medtronic may not exercise its rights unless we make an assignment for the benefit of our creditors, file or have filed against us a bankruptcy petition or go into receivership. We also granted to Medtronic certain worldwide, royalty-free, exclusive licenses to the patents Medtronic assigned to us, as well as other intellectual property (including but not limited to Technical Information (as defined in the Assignment and License Agreement)) that applies to a device and methods with certain specifications for use in the Field, to make, use, import and sell products, and to practice methods outside of the Field. The licenses granted are perpetual and irrevocable.
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
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification or PMA approval. Under the FDCA, medical devices are classified into one of three classes-Class I, Class II, or Class III-depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared to through the 510(k) process.
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
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
Post-market Regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced, provide adequate directions for use, and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
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
•correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
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
We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities, controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, our facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;
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
Regulation of Medical Devices in the EEA
There is currently no premarket government review of medical devices in the EEA (which is comprised of the 28 Member States of the European Union ("E.U.") plus Norway, Liechtenstein, and Iceland). However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices ("the Medical Devices Directive"). There is also a directive specifically addressing Active Implantable Medical Devices (Directive 90/385/EEC). The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.
To demonstrate compliance with the essential requirements laid down in Annex I to the Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a Notified Body. Notified bodies are often separate entities and are authorized or licensed to perform such assessments by government authorities. The notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EEA. Once the product has been placed on the market in the EEA, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.
In order to demonstrate safety and efficacy for their medical devices, manufacturers must conduct clinical investigations in accordance with the requirements of Annex X to the Medical Devices Directive ("MDD"), Annex 7 of the Active Implantable Medical Devices Directive ("AIMDD"), and applicable European and International Organization for Standardization standards, as implemented or adopted in the EEA member states. Clinical trials for medical devices usually require the approval of an ethics review board and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.
On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the E.U. Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation will only become applicable in May 2020, however CE certificates issued under the AIMDD or MDD framework that are in effect at that time will remain valid for the duration of that certificate provided significant changes are not made to the devices. Once applicable, the new regulations will among other things:
•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the E.U.;
•strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of:
•design, development, manufacturing, and testing;
•product standards;
•product safety;
•product safety reporting;
•marketing, sales, and distribution;
•packaging and storage requirements;
•labeling requirements;
•content and language of instructions for use;
•clinical trials;
•record keeping procedures;
•advertising and promotion;
•recalls and field corrective actions;
•post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•import and export restrictions;
•tariff regulations, duties, and tax requirements;
•registration for reimbursement; and

•necessity of testing performed in country by distributors for licensees.
The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.
Federal, State, and Foreign Fraud and Abuse and Physician Payment Transparency Laws
In addition to FDA restrictions on marketing and promotion of drugs and devices, other federal and state laws restrict our business practices. These laws include, without limitation, foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.
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
Recognizing that the federal Anti-Kickback Statute is broad and may prohibit many innocuous or beneficial arrangements within the healthcare industry, the DHHS issued regulations in July 1991, which the Department has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure medical device manufacturers, healthcare providers, and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Our arrangements with physicians, hospitals, and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (described below).
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
In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claim Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program. On May 20, 2009, the Fraud Enforcement Recovery Act of 2009 ("FERA") was enacted, which modifies and clarifies certain provisions of the federal civil False Claims Act. In part, the FERA amends the federal civil False Claims Act such that penalties may now apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid, and other federal healthcare programs.
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
Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. The federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or CHIP for payments and other transfers of value provided by them, directly or indirectly, to physicians (including physician family members), certain other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately, and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of $11,562 per failure up to an aggregate of $173,436 per year (or up to an aggregate of $1.128 million per year for “knowing failures”). Manufacturers must submit reports by the 90th day of each calendar year. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities.
Data Privacy and Security Laws
We are also subject to various federal, state, and foreign laws that protect personal information including certain patient health information, such as the E.U. General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”) which became effective as of January 2020, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA, as amended by HITECH, in the U.S.
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
HIPAA requires the notification of patients, and other compliance actions, in the event of a breach of unsecured PHI. If notification to patients of a breach is required, such notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, we would be required to report the improper use or disclosure to the U.S. Department of Health and Human Services ("HHS") which would post the violation on its website, and to the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $58,490 per violation, not to exceed $1.75 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment.
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
In addition, California enacted the CCPA, effective January 1, 2020, which, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.
In the E.U. and EEA we are subject to laws which restrict our collection, control, processing, and other use of personal data (i.e. data relating to an identifiable living individual) including the GDPR (and any applicable national laws implementing the GDPR). We process personal data in relation to our operations, including clinical trials. We process data of our employees, contractors, suppliers, distributors, service providers, and our customers, as well as patient or clinical trial participants, including health and medical information of such participants. We need to ensure compliance with the GDPR (and any applicable national laws implementing the GDPR) in each E.U. and EEA jurisdiction where we are established or are otherwise subject to the GDPR (i.e., jurisdictions in which we are targeting or monitoring E.U. and EEA located individuals, or offering goods or services to E.U. located individuals.
The GDPR imposes onerous accountability obligations including: maintaining a record of data processing; implementing policies and a privacy governance framework; disclosing to data subjects how their personal data is to be used; limiting retention of personal data; mandatory data breach notification requirements; and high standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. In addition, the GDPR permits E.U. Member State derogations for certain matters and, accordingly, we are also subject to E.U. national laws relating to the processing of genetic data, biometric data, and health data. We have a robust program that we believe ensures compliance with these obligations. Fines for certain breaches of the GDPR are significant: up to the greater of EUR 20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.
We are also subject to GDPR requirements with respect to cross-border transfers of personal data out of the E.U. and we need to ensure that such transfers are legitimized by valid transfer solutions and/or derogations under the GDPR (where required), including by entering into the E.U. Commission approved model contracts for the transfer of personal data to third countries (i.e., the standard contractual clauses). We note that there is ongoing litigation in the E.U. challenging the legitimacy of the standard contractual clauses. As such, there is a possibility that the standard contractual clauses may be invalidated as a compliant data transfer mechanism in the near future. In addition, the exit of the United Kingdom (“U.K.”) from the E.U. will mean that at some point that the U.K. will become a “third party” for the purposes of data transfers under the GDPR. We have enlisted the help of external advisors to implement a robust GDPR program that we believe achieves and maintains compliance with these obligations, but it is likely it will require us to expend additional capital and other resources for upcoming GDPR changes.
We depend on a number of third parties in relation to the operation of our business , a number of which process personal data on our behalf. With each new provider we perform security assessments and detailed due diligence, enter into contractual arrangements which require that they only process personal data according to our instructions, and which require that they have sufficient technical and organizational security measures in place. We have enlisted the help of external advisors to provide assistance in implementing these contractual arrangements with our existing providers. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information. Any violation of data or security laws by our third party processors could have a material adverse effect on our business and result in the fines and penalties outlined above.
We are also subject to evolving E.U. privacy laws on cookies and e-marketing. The E.U. is in the process of replacing the E-Privacy Directive with a new set of rules in the form of a regulation, which will be directly implemented in the laws of each European Member State. The draft E-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons, and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of 20 million Euros or 4% of total global annual revenue for certain breaches). The e-Privacy Regulation is still going through the European legislative process and commentators expect it to be agreed during 2020 or 2021, after which a two year transition period will follow before it is in force. We have enlisted the help of external advisors to implement a robust GDPR program that achieves and maintains compliance with these obligations, but it is likely it will require us to expend additional capital and other resources for upcoming GDPR changes.
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
The implementation of the Affordable Care Act in the U.S., for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II, and III medical devices offered for sale in the U.S. that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended, effective January 1, 2016, and subsequently repealed altogether on December 20, 2019. The Affordable Care Act also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We do not yet know the full impact that the Affordable Care Act will have on our business. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. Moreover, the Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance, beginning in 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the Affordable Care Act’s individual mandate to carry insurance coverage is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the Act and our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Segment Information
We globally manage our business within one reportable segment. Segment information is consistent with how management reviews our business, makes investing and resource allocation decisions, and assesses our operating performance.
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
Employees
As of December 31, 2019, we had 239 employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
Corporate Information
We were incorporated in Delaware in November 2007 when our predecessor, Inspire Medical Systems, LLC, a Minnesota limited liability company, was spun-off from Medtronic. Inspire Medical Systems, LLC merged with us in November 2007, and we continued as the surviving entity.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, amendments to such documents and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We also make these filings available, free of charge, under the Investor Relations section of our website at www.inspiresleep.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K or any other public filing made by us with the SEC.

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. These risks include, but are not limited to, those described below, each of which may be relevant to an investment decision. You should carefully consider the risks described below, together with the other information included or incorporated by reference in this Annual Report on Form 10-K. The realization of any of the following risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth, and our ability to accomplish our strategic objectives. In that event, the trading price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our reputation, business, financial conditions, results of operations, growth, and our ability to accomplish our strategic objectives.

Risks Related to Our Business
We have incurred significant operating losses since inception, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability. We have limited history operating as a commercial company.
We have incurred net losses since our inception in 2007. For the years ended December 31, 2019, 2018, and 2017, we had net losses of $33.2 million, $21.8 million, and $17.5 million, respectively. As of December 31, 2019, we had an accumulated deficit of $180.2 million. To date, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility, the initial public offering of our common stock that closed in May 2018 ("IPO"), and the follow-on offering of our common stock that closed in December 2018 (our "follow-on offering"). We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities.
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
We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, invest in research and development, develop, enhance, and commercialize new products, and incur additional operational costs associated with being a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition, results of operations, and cause the market price of our common stock to decline. In addition, failure of our Inspire system to significantly penetrate existing or new markets would negatively affect our business, financial condition, and results of operations.
Our revenue is primarily generated from sales of our Inspire system and we are therefore highly dependent on it for our success.
We began selling our Inspire system in 2011 in certain European countries and in 2014 in the U.S. Sales of our Inspire system accounted for primarily all of our revenue for the years ended December 31, 2019, 2018, and 2017. We expect that sales of our Inspire system will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by patients, physicians, and sleep centers, among others, of our Inspire therapy to treat moderate to severe OSA in patients who are unable to use or get consistent benefit from CPAP. Some physicians may have prior history with or a preference for other treatment options, such as positive airway pressure devices, surgical treatments or oral appliances, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with our Inspire therapy. Patients may not adopt our Inspire therapy if, among other potential reasons, their airway anatomy would not allow for effective treatment with Inspire therapy, they are reluctant to receive an implantable device as opposed to an alternative, non-implantable treatment, they are worried about potential adverse effects of our Inspire system, such as infection, discomfort from the stimulation or tongue soreness or weakness, or they are unable to obtain adequate third-party coverage or reimbursement for our Inspire therapy.
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
•our inability to convince key opinion leaders to provide recommendations regarding our Inspire therapy, or to convince physicians, patients, and healthcare payors that our Inspire therapy is an attractive alternative to other treatment options;
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
We focus our sales, marketing, and training efforts primarily on ENT physicians and sleep physicians. However, physicians from other disciplines, including cardiologists, pulmonologists, electrophysiologists, and primary care physicians, as well as other medical professionals, such as dentists, nurse practitioners, and physician assistants, are often the initial point of contact for patients with OSA.
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
We currently derive primarily all of our revenue from sales of our Inspire system and expect this to continue for the foreseeable future. The primary customers for our products are hospitals and ASCs. Our customers typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used and bill patients for any deductibles or co-payments. Several third-party payors do not currently cover our products and the related procedures because they have determined that our products and the related procedures are experimental or investigational. When our products and the related procedures are reimbursed, they are reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial insurers, on a case-by-case basis for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. Customers that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor’s coding, billing or coverage policies were not followed. Our customers typically must directly bill patients enrolled with these third-party payors for the costs and fees associated with the procedures in which our products are used. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition, and results of operations, and impair our ability to grow our business.
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
Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the U.S. and in international markets. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have an adverse effect on our business, financial condition and results of operations, and impair our ability to grow our business.
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
In addition, the long-term effects of upper airway neurostimulation with our Inspire system beyond five years are not yet known. Certain physicians, hospitals, ASCs, and payors may prefer to see longer-term safety and efficacy data than we have produced. We cannot provide assurance that any data that we or others may generate in the future will be consistent with that observed in our existing clinical studies.
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
In addition, we may experience difficulty growing the number of physicians who complete our training program if patient demand is low, if the length of time necessary to train each physician is longer than expected, if the capacity of our sales representatives to train physicians is less than expected or if we are unable to sufficiently grow our sales organization. All of these events would lead to fewer trained physicians qualified to implant our Inspire system, which could negatively affect our business, financial condition and results of operations, and impair our ability to grow our business.
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
In addition, our Inspire therapy is approved for use as a second-line therapy in the treatment of moderate to severe OSA in patients who cannot use or obtain consistent benefit from CPAP. If one or more CPAP device manufacturers successfully develop a CPAP device that is more effective, better tolerated or otherwise results in better compliance by patients, or if improvements in other second-line therapies make them more effective, cost effective, easier to use or otherwise more attractive than our Inspire therapy, sales of our Inspire system could be significantly and adversely affected, which could have a material adverse effect on our business and financial condition and results of operations. In addition, if other companies are successful in developing neurostimulation devices that are approved for a broader range of indications than our Inspire system, we will be at a further competitive disadvantage, which could also affect our business, financial condition and results of operations.
Many of the companies against which we compete may have competitive advantages with respect to primary competitive factors in the OSA treatment market, including:
•greater company, product, and brand recognition;

•superior product safety, reliability, and durability;
•better quality and larger volume of clinical data;
•more effective marketing to and education of patients, physicians, and sleep centers;
•greater product ease of use and patient comfort;
•more sales force experience and greater market access;
•better product support and service;
•more advanced technological innovation, product enhancements, and speed of innovation;
•more effective pricing and revenue strategies;
•lower procedure costs to patients;
•more effective reimbursement teams and strategies;
•dedicated practice development; and
•more effective clinical training teams.
Most of the other OSA treatments against which we compete have a greater penetration into the OSA treatment market. Oral appliances and other surgical treatments are better known to ENT physicians, sleep centers, and the other physicians on whom we rely for referrals.
We also compete with other medical technology companies to recruit and retain qualified sales, training, and other personnel, including members of our in-house prior authorization team.
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
Our long-term growth depends on our ability to enhance our Inspire system, expand our indications, and develop and commercialize additional products.
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
If we are not successful in expanding our indications and developing and commercializing new products and product enhancements, our ability to increase our revenue may be impaired, which could have a material adverse effect on our business, financial condition, and results of operations.
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
•unanticipated pricing pressure;
•the hiring, retention, and continued productivity of our sales representatives;
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
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for our Inspire system. Our ability to accurately forecast demand for our Inspire system could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our Inspire system or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our Inspire system, our third-party contract manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or our third-party manufacturers may not be able to allocate sufficient capacity in order to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for our Inspire system and our results of operations.
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
We rely on a limited number of third-party suppliers and contract manufacturers for the manufacture and assembly of our products, and a loss or degradation in performance of these suppliers and contract manufacturers could have a material adverse effect on our business, financial condition, and results of operations.
We rely on third-party suppliers and contract manufacturers for the raw materials and components used in our Inspire system and to manufacture and assemble our products. The suppliers that provide certain materials and components, including Nortech Systems, Integer, and Cirtec Medical Systems, are sole suppliers. These sole suppliers, and any of our other suppliers or our third-party contract manufacturers, may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components, and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While our suppliers and contract manufacturers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any change in or termination of our relationships with these third parties, or if our manufacturers are unable to obtain the materials they need to produce our products at consistent prices or at all, we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
While we believe replacement suppliers and manufacturers exist for all materials, components, and services necessary to manufacture our Inspire system, establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance specifications of our Inspire system or could require that we modify its design. Even if we are able to find replacement suppliers or third-party contract manufacturers, we will be required to verify that the new supplier or third-party manufacturer maintains facilities, procedures, and operations that comply with our quality expectations and applicable regulatory requirements. Furthermore, our contract manufacturers could require us to move to another one of their production facilities or use alternative materials or components. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay and which may not be obtained at all. While we seek to maintain sufficient levels of inventory as discussed above, those inventories may not fully protect us from supply interruptions.
If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of our Inspire system, the supply of our products to customers, and the development of any future products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition, and results of operations.
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
Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators, and third-party payors. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may create more requests for pricing concessions in the future. Additionally, group purchasing organizations, independent delivery networks, and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals and ASCs. We expect that market demand, government regulation, third-party coverage, and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products.
We have limited experience marketing and selling our Inspire system, and if we are unable to expand, manage and maintain our direct sales and marketing organization we may not be able to generate revenue growth.
We began selling our Inspire system in certain European markets in 2011, and in the U.S. in 2014. As a result, we have limited experience marketing and selling our Inspire system. We currently sell our Inspire system through a direct sales force that targets ENT physicians and sleep centers in the U.S. and Europe, and also utilize various direct-to-patient marketing initiatives, including paid online search, radio, television, social media, and online videos. As of December 31, 2019, our direct sales and marketing organization, including reimbursement personnel, consisted of 186 employees, having increased from 40 employees as of December 31, 2015. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our Inspire system, and obtain reimbursement for it, our revenue may be adversely affected.
In order to generate future revenue growth, we plan to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. Additionally, our future success will depend largely on our ability to continue to hire, train, retain, and motivate skilled sales and reimbursement personnel with significant industry experience and technical knowledge of implantable devices and related products. Because the competition for their services is high, we cannot assure you we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales and reimbursement personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our Inspire system, which could have an adverse effect on our business, financial condition, and results of operations.
To successfully market and sell our Inspire system in markets outside of the U.S., we must address many international business risks with which we have limited experience.
Sales in markets outside of the U.S. accounted for approximately 10.2%, 12.3%, and 15.0% of our revenue for the years ended December 31, 2019, 2018, and 2017, respectively. Our strategy is to increase our international presence in Europe, including Germany and the Netherlands, as well as other international markets, such as Japan and Australia, which may increase our revenue from markets outside the U.S. International sales are subject to a number of risks, including:
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
If one or more of these risks are realized, our business, financial condition, and results of operations could be adversely affected.

We rely on our own direct sales force for our Inspire system, which may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.
We rely on our own direct sales force, which as of December 31, 2019, consisted of 72 representatives in the U.S. and eight representatives in Europe, to market and sell our Inspire system. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our Inspire system, which could have a material adverse effect on our business, financial condition, and results of operations.
We may be unable to manage our growth effectively.
Our past growth has provided, and our future growth may create, challenges for our organization. From December 31, 2015 to December 31, 2019, the number of our employees increased from 66 to 239. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures, which have become more complex since we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and smaller reporting company as defined under the Exchange Act rules. If we fail to manage these challenges effectively, there may be an adverse effect on our business, financial condition, and results of operations.
Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.
Our success depends in part on our continued ability to attract, retain, and motivate highly qualified management, clinical, and other personnel. We are highly dependent upon our management team, particularly our Chief Executive Officer and President and the rest of our senior management, and other key personnel. Although we have entered into employment letter agreements with all of our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore have an adverse effect on our business.
Many of our employees have own or will in the future own a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.
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

If our facilities are damaged or become inoperable, we may be unable to continue to research, develop, and supply our Inspire system and, as a result, there could be an adverse effect on our business until we are able to secure a new facility and rebuild our inventory.
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
As of December 31, 2019, we had $24.5 million of indebtedness outstanding under our credit facility with Oxford Finance LLC ("Oxford Finance"). In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.
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
•the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions; and
•the costs of operating as a public company and losing our emerging growth company status.
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
In addition, changes are being made to the regulatory framework in the E.U. Conformity assessments under the AIMDD will be replaced by conformity assessments pursuant to the new Medical Device Regulation ("MDR") (Regulation 2017/745). The MDR will implement changes to the E.U. regulatory process that will raise the requirements for clinical evidence on the specific device and be less accepting of claims of equivalence to other CE Marked devices in lieu of clinical evidence. The MDR will also centralize post-market surveillance and vigilance reporting. The MDR is a significant adjustment, not only for industry, but for the notified bodies reviewing the applications. While notified bodies and industry adjust to these new requirements review times for CE Mark applications will likely lengthen. As a result, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
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
In addition, the PMA approval for our Inspire system was subject to several conditions of approval, including a post-market long-term study. Though we believe we have complied with these conditions to date, any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. Failure to conduct the required studies in accordance with institutional review board ("IRB") and informed consent requirements, or adverse findings in these studies, could also be grounds for withdrawal of approval of the PMA.
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
On May 25, 2017, the new Medical Devices Regulation (2017/745 or “MDR”) entered into force. The MDR repeals and replaces the E.U. Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.
The Medical Devices Regulation will, however, only become applicable three years after publication (in May 2020). Once applicable, the new regulations will among other things:
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
•the federal Physician Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program ("CHIP") to report annually to the DHHS Centers for Medicare and Medicaid Services ("CMS") information related to payments and other transfers of value to physicians, certain other healthcare providers, and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,562 per failure up to an aggregate of $173,436 per year (or up to an aggregate of $1.156 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH Act") and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $58,490 per violation, not to exceed $1.75 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the GDPR and CCPA governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.
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
The E.U. and EEA (and their member states) also have laws and regulations, including the GDPR, dealing with the collection, use and processing of personal data of individuals located in the E.U. or EEA, which are often more restrictive than those in the U.S., including, for example under the GDPR, mandatory data breach notification, new and strengthened rights for data subjects, detailed disclosures to data subjects, additional obligations when contracting with service providers and which restrict transfers of personal data from the E.U. or EEA to the U.S. (and other non-EEA countries unless deemed ‘adequate’ by the E.U. Commission) unless certain requirements are met. We are working with external advisers to undertake a robust program that we believe will ensure compliance with these obligations which is likely to require us to expend capital and other resources. Our obligations under the GDPR may conflict with the requirements of other privacy laws and regulations in other jurisdictions and our practices relating to personal data may differ globally in response to local requirements. In addition, these rules are from time to time under scrutiny. For example, there is ongoing litigation challenging the commonly used transfer mechanism under the GDPR, the E.U. Commission approved model clauses. It is possible that the model clauses (also called “standard contractual clauses”) will be invalidated by the European courts.
From May 25, 2018 onwards, we have been subject to the requirements of the GDPR (and national laws implementing the GDPR) because we are “established” in certain E.U. countries and we are processing personal data of individuals located in the E.U. and EEA in the context of these establishments, as well as offering of goods to, and/or monitoring the behavior of, individuals in the E.U. and EEA in connection with our clinical trials. We have enlisted the help of external advisors to provide assistance in implementing a robust program that we believe will ensure compliance with these obligations which is likely to require us to expend capital and other resources. If we do not comply with our obligations under the GDPR, we could be exposed to significant fines the greater of EUR 20 million or 4% of total global annual turnover for certain breaches. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.
We are also subject to evolving E.U. and EEA privacy laws on cookies and e-marketing. The E.U. is in the process of replacing the E-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European Member State. The draft E-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of EUR 20 million or 4% of total global annual turnover for certain breaches). The E-Privacy Regulation is expected to be agreed during 2020 or during 2021 and then a two year transition period will follow before it is in force. We have enlisted the help of external advisors to provide assistance in implementing a robust program that we believe will ensure compliance with these obligations which is likely to require us to expend capital and other resources.
Any actual or perceived failure by us, our employees or contractors, our partners, our service providers, or the third parties with whom we work, to comply with privacy or security laws, policies, legal obligations or industry standards, or any security incident that results in the unauthorized release or transfer of personal information, may result in governmental enforcement actions and investigations including by E.U. regulators and U.S. federal and state regulatory authorities as well as fines and penalties, litigation, including by consumer advocacy groups, and/or adverse publicity and could cause our customers, their patients and other healthcare professionals to lose trust in us, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
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
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the Affordable Care Act was enacted in the U.S., which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the Affordable Care Act:
•imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S., with limited exceptions (described in more detail below), although the effective rate paid may be lower. Through a series of legislative amendments, the tax was suspended , effective January 1, 2016, and subsequently repealed altogether on December 20, 2019;
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
We do not yet know the full impact that the Affordable Care Act will have on our business. The taxes imposed by the Affordable Care Act and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our Inspire system, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition and results of operations. The Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Most recently, the Tax Cuts and Jobs Act of 2017 was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the Affordable Care Act’s individual mandate to carry insurance coverage is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the Act or our business. Additionally, all or a portion of the Affordable Care Act and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA") enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.
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
Our third-party manufacturers’ activities may involve the controlled storage, use and disposal of hazardous materials. Our manufacturers are subject to federal, state, local, and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe the safety procedures of our manufacturers for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our manufacturers’ use of these materials and interrupt their business operations which could adversely affect our business.
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
Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice requirements and other regulations. Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice ("GCP") requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study in accordance with GCP requirements or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the U.S. may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.
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
We own numerous issued patents and pending patent applications that relate to our system. As of December 31, 2019, we had rights to 28 issued U.S. patents, 26 issued foreign patents, 39 pending U.S. patent applications, and 47 pending foreign patent applications. Assuming all required fees are paid, issued U.S. patents owned by us will expire between 2020 and 2036.
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

We are no longer an emerging growth company or a smaller reporting company and, as a result, we now must comply with increased disclosure and compliance requirements which may increase our costs.
We no longer qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) or a small reporting company as defined under the Exchange Act and, as a result, are subject to various disclosure and compliance requirements that did not previously apply, such as:
•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•the requirement that we adopt new or revised accounting standards when they are applicable to public companies, instead of delaying their adoption until they are applicable to private companies;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
•the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
We expect that the loss of emerging growth company status and smaller reporting company status and compliance with these additional requirements will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
We have incurred and expect to continue to incur significant additional costs as a result of being a public company which may adversely affect our business, financial condition and results of operations.
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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting and, as we are no longer an emerging growth company, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.
Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the stock exchange on which our securities are listed, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We have designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
Provisions in our governing documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal office is located in Golden Valley, Minnesota, where we lease approximately 45,000 square feet of office space. We currently sublease this space under a non-cancelable operating lease agreement that commenced January 15, 2019 and expires on November 30, 2020. In May 2019, we entered into a non-cancelable operating lease agreement for the same space that commences on December 1, 2020 and expires May 31, 2028 with an option to renew for one additional period of five years. We intend to add new facilities as we grow and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Our former principal office was located in Maple Grove, Minnesota, where we leased approximately 9,500 square feet of office space. This lease terminated on March 31, 2019.

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
Holders
As of February 18, 2020, there were approximately 27 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
None.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment Select Industry Index and (ii) the NYSE Composite for the period from May 3, 2018 (the date our common stock commenced trading on the NYSE) through December 31, 2019. The graph assumes an investment of $100 in our common stock at market close on May 3, 2018 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		2018				2019
Stock or Index	Ticker	5/3	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Inspire	INSP	$100.00	$142.75	$168.45	$169.14	$227.30	$242.79	$244.28	$297.08
NYSE Composite	NYA	100.00	100.90	105.57	91.78	102.46	105.30	104.94	112.27
S&P Healthcare Equipment Select	SPSIHE	100.00	108.94	122.20	97.68	111.86	114.07	108.89	119.57

Item 6. Selected Financial Data.
The following tables set forth, for the periods and as of the dates indicated, our selected historical financial data. The statements of operations data for the years ended December 31, 2019, 2018, and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016, and 2015 are derived from our audited financial statements not included in this Annual Report on Form 10-K.
Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following information together with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$82,050	$50,593	$28,567	$16,427	$8,012
Cost of goods sold	13,643	10,056	6,018	3,905	2,809
Gross profit	68,407	40,537	22,549	12,522	5,203
Operating expenses:
Research and development	12,839	7,388	6,194	7,091	7,079
Selling, general and administrative	90,465	53,527	32,358	22,684	17,922
Total operating expenses	103,304	60,915	38,552	29,775	25,001
Operating loss	(34,897)	(20,378)	(16,003)	(17,253)	(19,798)
Other (income) expense:
Interest income	(3,801)	(1,870)	(203)	(57)	(66)
Interest expense	2,119	3,304	1,753	1,303	1,564
Other (income) expense, net	(12)	16	(42)	29	41
Total other (income) expense	(1,694)	1,450	1,508	1,275	1,539
Loss before income taxes	(33,203)	(21,828)	(17,511)	(18,528)	(21,337)
Income taxes	40	—	—	—	—
Net loss	$(33,243)	$(21,828)	$(17,511)	$(18,528)	$(21,337)
Net loss per share, basic and diluted	$(1.40)	$(1.50)	$(14.88)	$(16.90)	$(20.74)
Weighted average common shares used to compute net loss per share, basic and diluted (1)	23,804,452	14,579,662	1,176,650	1,096,013	1,027,925
(1) See Note 11 to our audited financial statements for an explanation of the method used to calculate our basic and diluted net loss per share.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$155,741	$188,210	$16,143	$6,685	$12,127
Working capital(1)	153,780	188,123	16,950	4,959	13,899
Total assets	181,253	200,080	25,091	13,116	18,294
Total long-term liabilities	24,562	24,926	16,617	12,434	15,705
Total stockholders' equity (deficit)	139,835	163,999	1,327	(6,608)	(1,142)
(1) We define working capital as current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I. "Item 1A. Risk Factors’’ and elsewhere in this Annual Report on Form 10-K.
Overview
We are a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with OSA. Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the U.S. must have been confirmed to fail or be unable to tolerate positive airway pressure treatments, such as CPAP, and be 22 years of age or older, though there are no similar requirements for patients in Europe.
We sell our Inspire system to hospitals and ASCs in the U.S. and in select countries in Europe through a direct sales organization. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-patient marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy and frequently results in patient leads. We increased the number of employees in our sales, marketing, and reimbursement organizations from 40 as of December 31, 2015 to 186 as of December 31, 2019.
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, on a case-by-case basis for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. To date, more than 430 commercial payors have prior authorized for patients’ treatment with our Inspire therapy. We have currently secured positive coverage policies with 52 U.S. commercial payors, including most large national commercial insurers. In June 2018, Japan’s Ministry of Health, Labour and Welfare approved our Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Japan. For the year ended December 31, 2019, 89.8% of our revenue was derived in the U.S. and 10.2% was derived in Europe. No single customer accounted for more than 10% of our revenue.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. In the U.S., our products are shipped directly to our customers on a purchase order basis, primarily by a third-party vendor with a facility in Tennessee, although we do ship some products from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by a third-party vendor with facilities located in the Netherlands. Customers do not have the right to return non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility, the initial public offering of our common stock that closed in May 2018 (our "IPO"), and the offering of our common stock that closed in December 2018 (our "follow-on offering"). We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the year ended December 31, 2019, we generated revenue of $82.1 million with a gross margin of 83.4% and a net loss of $33.2 million compared to revenue of $50.6 million with a gross margin of 80.1% and a net loss of $21.8 million for the year ended December 31, 2018, and revenue of $28.6 million with a gross margin of 78.9% and a net loss of $17.5 million for the year ended December 31, 2017. Our accumulated deficit as of December 31, 2019 was $180.2 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We intend to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-patient marketing efforts in existing and new markets throughout the U.S. and in Europe. We also intend to continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as Europe, Japan, and Australia. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require substantial additional funding, which may include future equity and debt financings.
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
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of acquisition costs for the components of the Inspire system, overhead costs, scrap, and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs, net of costs charged to customers. The overhead costs include the cost of material procurement, depreciation expense for production equipment, warranty replacement costs, and operations supervision and management personnel, including employee compensation, stock-based compensation, supplies, and travel. We expect overhead costs as a percentage of revenue to continue to decrease as our sales volume increases. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows.
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
Research and Development Expenses
Research and development expenses consist primarily of product development, engineering, clinical studies to develop and support our products, regulatory expenses, testing, consulting services and other costs associated with the next generation versions of the Inspire system. These expenses include employee compensation, including stock-based compensation, supplies, materials, consulting, and travel expenses related to research and development programs. Additionally, these expenses include clinical trial management, payments to clinical investigators, data management and travel expenses for our various clinical trials. We expect research and development expenses to increase in the future as we develop next generation versions of our Inspire system and continue to expand our clinical studies to secure positive coverage policies from private commercial payors in the U.S. and enter into new markets including additional European countries, Japan, and Australia. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation for personnel, including base salaries, stock-based compensation expense and commissions related to our sales organization, finance, information technology, and human resource functions, as well as spending related to marketing, sales operations, and training and reimbursement personnel. Other selling, general and administrative expenses include training physicians, travel expenses, advertising, direct-to-patient promotional programs, conferences, trade shows and consulting services, professional services fees, audit fees, insurance costs and general corporate expenses, including facilities-related expenses. We expect selling, general and administrative expenses to continue to increase as we expand our commercial infrastructure to both drive and support our planned growth in revenue and as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services.
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

Other (Income) Expense, Net
Other (income) expense, net consists primarily of interest expense payable under our credit facility and interest income. Other items include fair value adjustments related to convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period. Immediately prior to the closing of our IPO, our outstanding convertible preferred stock warrants automatically converted into warrants to purchase shares of our common stock.
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenue	$82,050	$50,593	$31,457	62.2%
Cost of goods sold	13,643	10,056	3,587	35.7%
Gross profit	68,407	40,537	27,870	68.8%
Gross margin	83.4%	80.1%
Operating expenses:
Research and development	12,839	7,388	5,451	73.8%
Selling, general and administrative	90,465	53,527	36,938	69.0%
Total operating expenses	103,304	60,915	42,389	69.6%
Operating loss	(34,897)	(20,378)	(14,519)	71.2%
Other (income) expense, net	(1,694)	1,450	(3,144)	(216.8)%
Loss before income taxes	(33,203)	(21,828)	(11,375)	52.1%
Income taxes	40	—	40	n/a
Net loss	$(33,243)	$(21,828)	$(11,415)	52.3%
Revenue
Revenue increased $31.5 million, or 62.2%, to $82.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was attributable to an increase in sales of our Inspire system of $29.3 million in the U.S. and an increase of $2.2 million in Europe, primarily in Germany.
Revenue information by region is summarized as follows:

	Year Ended December 31,
	2019		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$73,660	89.8%	$44,378	87.7%	$29,282	66.0%
Europe	8,390	10.2%	6,215	12.3%	2,175	35.0%
Total revenue	$82,050	100.0%	$50,593	100.0%	$31,457	62.2%
Revenue generated in the U.S. was $73.7 million for the year ended December 31, 2019, an increase of $29.3 million or 66.0% over the year ended December 31, 2018. Revenue growth in the U.S. was due to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, a greater number of prior authorization approvals, additional positive coverage policies and, to a lesser extent, an increase in our average selling price as a result of the introduction of the new sensing lead on the Inspire system to the U.S. market in February 2019.

Revenue generated in Europe was $8.4 million in the year ended December 31, 2019, an increase of $2.2 million or 35.0% over the year ended December 31, 2018. Revenue growth in Europe was primarily due to increased market penetration in existing territories, the expansion into new territories, and increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $3.5 million, or 35.7%, to $13.6 million for the year ended December 31, 2019 compared to $10.1 million for the year ended December 31, 2018. The increase was primarily due to increased purchases of manufactured products due to higher sales volume of our Inspire system.
Gross margin was 83.4% for the year ended December 31, 2019 compared to 80.1% for the year ended December 31, 2018. Gross margin for the year ended December 31, 2019 was higher primarily due to the introduction of the new sensing lead on the Inspire system in the U.S. in February 2019 which has a higher gross margin than the previous sensor, as well as manufacturing efficiencies.
Research and Development Expenses
Research and development expenses increased $5.4 million, or 73.8%, to $12.8 million for the year ended December 31, 2019 compared to $7.4 million for the year ended December 31, 2018. This change was primarily due to an increase of $3.4 million for ongoing research and development costs, including initial development of the next generation Inspire therapy system and $2.0 million of compensation and employee-related expenses, mainly as a result of increased headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $37.0 million, or 69.0%, to $90.5 million for the year ended December 31, 2019 compared to $53.5 million for the year ended December 31, 2018. The primary driver of this increase was an increase of $22.5 million in compensation, including salaries, commissions, and stock-based compensation, travel and other employee-related expenses, mainly as a result of increased headcount. In addition, selling, general and administrative expenses increased by $3.9 million due to legal fees, financial audit fees, insurance costs, and other corporate costs which increased primarily as a result of being a public company during the entire year ended December 31, 2019 compared to being a public company during only part of the same prior year period, as well as out-sourced information technology services and facilities costs. Other drivers included an increase of $9.0 million of marketing, primarily consisting of direct-to-patient initiatives, and an increase of $1.6 million of regulatory and reimbursement costs, which increased primarily due to market access consulting services used to obtain positive coverage policies.
Other (Income) Expense, Net
Other (income) expense, net changed by $3.2 million, or 216.8%, to $1.7 million of income for the year ended December 31, 2019 compared to $1.5 million of expense for the year ended December 31, 2018. Interest income increased $1.9 million due to our higher cash, cash equivalents and investments balances. Interest expense decreased $1.2 million, primarily due to the lack of the $0.6 million fair value adjustment taken during the year ended December 31, 2018 on our previously outstanding convertible preferred stock warrants.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
For a discussion of our results of operations for the year ended December 31, 2017, including a year-to-year comparison between 2018 and 2017, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2018.
Liquidity and Capital Resources
As of December 31, 2019, we had cash, cash equivalents and investments of $155.7 million and an accumulated deficit of $180.2 million, compared to cash, cash equivalents and investments of $188.2 million and an accumulated deficit of $146.9 million as of December 31, 2018. As of December 31, 2019, we had $24.5 million of outstanding borrowings under our credit facility. No borrowings remain available under this credit facility.
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
Our sources of capital have historically been from private placements of our convertible preferred securities, sales of our Inspire system, borrowings under credit facilities and registered offerings of our common stock. As of December 31, 2019, we had raised a total of $119.1 million in net proceeds from private placements of our convertible preferred securities and $181.8 million from registered equity offerings.
We believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We may also seek liquidity through additional securities offerings or through borrowings under a new credit facility.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(32,846)	$(18,694)	$(15,791)
Investing activities	(43,559)	(83,389)	(7,600)
Financing activities	1,964	190,383	25,661
Effect of exchange rate on cash	13	33	—
(Decrease) increase in cash and cash equivalents	$(74,428)	$88,333	$2,270
Operating Activities
Net cash used in operating activities was $32.8 million for 2019 and consisted of a net loss of $33.2 million, an increase in net operating assets of $6.6 million, and non-cash charges of $7.0 million. The non-cash charges consisted of stock-based compensation, accretion of the debt discount, non-cash lease expense, stock issued for services rendered, and depreciation and amortization, offset by the non-cash income related to the accretion of the investment discount, and other, net. Operating assets, which includes accounts receivable, inventories, and prepaid expenses and other current assets, increased generally due to increased revenues year-over-year. Operating liabilities, which includes accrued expenses and accounts payable, increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, including compensation and personnel-related costs.
Net cash used in operating activities was $18.7 million for 2018 and consisted of a net loss of $21.8 million, an increase in net operating assets of $0.9 million and non-cash charges of $2.3 million. Net operating assets consisted primarily of accrued expenses, accounts payable, accounts receivable, and prepaid expenses and other assets to support the growth of our operations. Non-cash charges consisted primarily of stock-based compensation, the change in fair value of preferred stock warrants, accretion of debt discount, and depreciation, offset by the non-cash income related to the accretion of the investment discount.
Net cash used in operating activities was $15.8 million in 2017 and consisted of a net loss of $17.5 million, a decrease in net operating assets of $0.8 million and non-cash charges of $0.9 million. Net operating assets consisted primarily of accounts receivable and inventory to support the growth of our operations and accrued compensation as annual bonuses were paid. Non-cash charges consisted primarily of depreciation and stock-based compensation.
Investing Activities
Net cash used in investing activities for 2019 was $43.6 million and consisted primarily of purchases of investments of $178.1 million, partially offset by proceeds from sales or maturities of investments of $137.3 million. Purchases of property and equipment were $2.7 million.
Net cash used in investing activities for 2018 was $83.4 million and consisted primarily of purchases of investments of $115.5 million, offset by proceeds from sales or maturities of investments of $32.3 million. Purchases of property and equipment were $0.2 million.
Net cash used in investing activities for 2017 was $7.6 million and consisted primarily of purchases of investments of $9.0 million, offset by proceeds from sales or maturities of investments of $1.8 million. Purchases of property and equipment were $0.4 million.
Financing Activities
Net cash provided by financing activities was $2.0 million for 2019 and consisted of $1.4 million in proceeds from the issuance of common stock from the employee stock purchase plan and $1.1 million in proceeds from the exercise of stock options and warrants, partially offset by a $0.5 million final payment fee due upon the amendment of our credit facility.
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

Borrowings under the facility are pre-payable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 3.0% if such borrowings are prepaid prior to March 27, 2020, 2.0% if such borrowings are prepaid on or after March 27, 2020 but prior to March 27, 2021 and 1.0% if such borrowings are on or after March 27, 2021 and prior to maturity. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. The credit facility is secured by substantially all of our personal property other than our intellectual property. We were in compliance with all covenants under the credit facility as of December 31, 2019.
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
Upon the closing of the IPO, the warrants to purchase 630,372 shares of preferred stock at a weighted average exercise price of $1.46 per share became exercisable to purchase 100,558 shares of common stock at a weighted average exercise price of $9.38 per share. Warrants to purchase 93,963 shares of common stock were exercised during 2018, and the warrants to purchase 6,595 shares of common stock were exercised during 2019. No warrants remain outstanding at December 31, 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2019 are summarized in the table below:

	Payments Due by Year
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Recorded contractual obligations:
Long-term debt (1)	$24,500	$—	$9,188	$15,312	$—
Operating lease liabilities	828	828	—	—	—
Unrecorded contractual obligations:
Interest payments on long-term debt (2)	6,219	1,893	3,539	787	—
Purchase obligations	23,739	23,739	—	—	—
Real estate obligation (3)	7,425	1	651	2,379	4,394
Total contractual obligations	$62,711	$26,461	$13,378	$18,478	$4,394

(1) Represents principal payments only. See Note 5 to our audited financial statements for more information.
(2) Variable interest is assumed at December 31, 2019 rates. Under the terms of the credit facility, a final payment fee of 3.50% is due at the earlier of maturity or prepayment. This amount is not included in the table above.
(3) Real estate obligation represents the legally binding minimum lease payments for a lease signed but not yet commenced. See Note 4 to our audited financial statements for more information.

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
We recognize equity-based compensation expense for awards of equity instruments to employees and directors based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation ("ASC 718"). ASC 718 requires all equity-based compensation awards to employees and directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model. The fair value of each purchase under the employee stock purchase plan is estimated at the beginning of the offering period using the Black-Scholes option pricing model. We have not granted any restricted shares. We have not granted any stock-based awards to our consultants.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. We estimate the recoverability of our inventory by reference to internal estimates of future demands and product life cycles, including expiration of inventory prior to sale. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was less than $0.1 million and $0.8 million as of December 31, 2019 and 2018, respectively.
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As we have historically incurred operating losses, we have recorded a full valuation allowance against our net deferred tax assets, and there is no provision for income taxes other than the accrual for uncertain tax benefits recorded during the year ended December 31, 2019. Our policy is to record interest and penalties expense related to uncertain tax positions as other expense in the statements of operations and comprehensive loss.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our financial statements contained in this Annual Report on Form 10-K.
JOBS Act
Prior to December 31, 2019, we were an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to avail ourselves of this exemption prior to December 31, 2019, and as a result, our financial statements prior to that date may not have been comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.
Subject to certain conditions, as an emerging growth company we also were able to rely on certain of the exemptions and reduced reporting requirements of the JOBS Act, including without limitation, from providing an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. Because we no longer qualify as an emerging growth company, we are no longer able to take advantage of the extended transition period for the adoption of certain accounting standards or of the reduced disclosure and other benefits available to emerging growth companies, including our exemption from providing our auditor’s attestation on our system of internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. If overall interest rates had decreased by 100 basis points during the year ended December 31, 2019, our interest income would have decreased by approximately $1.6 million. We do not currently use or plan to use financial derivatives in our investment portfolio.
The interest rate for our outstanding debt is variable. If overall interest rates had increased by 100 basis points during the year ended December 31, 2019 our interest expense would have increased by approximately $0.4 million.
Credit Risk
As of December 31, 2019 and 2018, our cash, cash equivalents, and investments were maintained with one financial institution in the U.S. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits.
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
Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals in the U.S. and Europe, primarily in Germany. No single customer represented more than 10% of our accounts receivable as of December 31, 2019 or 2018.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Inspire Medical Systems, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory valuation reserves
Description of the Matter	At December 31, 2019, the Company’s net inventory balance was $5.8 million. As explained in Note 2 to the financial statements, the determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions.

Auditing management’s estimate for excess and obsolete inventory involved subjective auditor judgment because the estimates and judgments used to calculate the inventory reserve, especially considering the timing of the introduction of new products and current market conditions. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including forecasted customer demand, technological and/or market obsolescence, and possible alternative uses.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to determine the amount of the Company’s reserve for excess and obsolete inventory. This included controls over the Company’s review of the significant assumptions underlying the reserve estimate.

To test the adequacy of the Company's inventory valuation reserve, we performed substantive audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the estimation calculations and evaluating significant assumptions (e.g., forecasted customer demand, technological and/or market obsolescence, and possible alternative uses) and the underlying data used in management's excess and obsolete inventory valuation assessment. We evaluated management’s ability to accurately estimate the excess and obsolete inventory by comparing actual write-off activity in recent years to the inventory valuation reserve estimated by the Company in prior years. We also audited management’s calculation of the inventory valuation reserve by testing the mathematical accuracy of the Company’s reserve calculation.

/s/Ernst & Young LLP
We have served as the Company's auditor since 2015.
Minneapolis, Minnesota
February 25, 2020

INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$22,860	$97,288
Investments, short-term	126,605	90,922
Accounts receivable, net	13,131	6,667
Inventories	5,834	2,667
Prepaid expenses and other current assets	2,206	1,734
Total current assets	170,636	199,278
Investments, long-term	6,276	—
Property and equipment, net	3,045	802
Operating lease right-of-use asset	915	—
Other non-current asset	381	—
Total assets	$181,253	$200,080
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,459	$3,429
Accrued expenses	12,397	7,726
Total current liabilities	16,856	11,155
Notes payable	24,522	24,926
Other non-current liability	40	—
Total liabilities	41,418	36,081
Stockholders' equity
Common Stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2019 and 2018; 24,107,350 and 23,401,675 shares issued and outstanding at December 31, 2019 and 2018, respectively	24	23
Additional paid-in capital	319,865	310,941
Accumulated other comprehensive income (loss)	102	(52)
Accumulated deficit	(180,156)	(146,913)
Total stockholders' equity	139,835	163,999
Total liabilities and stockholders' equity	$181,253	$200,080

The accompanying notes are an integral part of these financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$82,050	$50,593	$28,567
Cost of goods sold	13,643	10,056	6,018
Gross profit	68,407	40,537	22,549
Operating expenses:
Research and development	12,839	7,388	6,194
Selling, general and administrative	90,465	53,527	32,358
Total operating expenses	103,304	60,915	38,552
Operating loss	(34,897)	(20,378)	(16,003)
Other (income) expense:
Interest income	(3,801)	(1,870)	(203)
Interest expense	2,119	3,304	1,753
Other (income) expense, net	(12)	16	(42)
Total other (income) expense	(1,694)	1,450	1,508
Loss before income taxes	(33,203)	(21,828)	(17,511)
Income taxes	40	—	—
Net loss	(33,243)	(21,828)	(17,511)
Other comprehensive loss:
Unrealized gain (loss) on investments	154	(52)	—
Total comprehensive loss	$(33,089)	$(21,880)	$(17,511)
Net loss per share, basic and diluted	$(1.40)	$(1.50)	$(14.88)
Weighted average common shares used to compute net loss per share, basic and diluted	23,804,452	14,579,662	1,176,650

The accompanying notes are an integral part of these financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except share amounts)

	Common Stock			Convertible Preferred Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance at December 31, 2016	1,145,238	$1	$6,827	57,986,873	$94,138	$—	$(107,574)	$(6,608)
Stock options exercised	127,122	—	235	—	—	—	—	235
Sale of Series F convertible preferred stock, net issuance costs of $32	—	—	—	18,248,177	24,968	—	—	24,968
Stock-based compensation expense	—	—	243	—	—	—	—	243
Net loss	—	—	—	—	—	—	(17,511)	(17,511)
Balance at December 31, 2017	1,272,360	1	7,305	76,235,050	119,106	—	(125,085)	1,327
Stock options and warrants exercised	377,820	—	558	—	—	—	—	558
Issuance of common stock	2,285	—	95	—	—	—	—	95
Sale of common stock from initial public offering, net of offering expenses	7,762,500	8	112,032	—	—	—	—	112,040
Sale of common stock from follow-on public offering, net of offering expenses	1,875,000	2	69,783	—	—	—	—	69,785
Conversion of preferred stock to common stock	12,111,710	12	119,094	(76,235,050)	(119,106)	—	—	—
Conversion of warrants to purchase preferred stock to warrants to purchase common stock	—	—	855	—	—	—	—	855
Stock-based compensation expense	—	—	1,219	—	—	—	—	1,219
Other comprehensive loss	—	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	—	(21,828)	(21,828)
Balance at December 31, 2018	23,401,675	23	310,941	—	—	(52)	(146,913)	163,999
Stock options and warrants exercised	669,719	1	1,139	—	—	—	—	1,140
Issuance of common stock	4,206	—	233	—	—	—	—	233
Issuance of common stock for employee stock purchase plan	31,750	—	1,355	—	—	—	—	1,355
Stock-based compensation expense	—	—	6,197	—	—	—	—	6,197
Other comprehensive income	—	—	—	—	—	154	—	154
Net loss	—	—	—	—	—	—	(33,243)	(33,243)
Balance at December 31, 2019	24,107,350	$24	$319,865	$—	$—	$102	$(180,156)	$139,835

The accompanying notes are an integral part of these financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(33,243)	$(21,828)	$(17,511)
Adjustments to reconcile net loss:
Depreciation and amortization	495	393	285
Accretion of investment discount	(983)	(648)	—
Accretion of debt discount	268	568	315
Non-cash lease expense	904	—	—
Stock-based compensation expense	6,197	1,219	243
Non-cash stock issuance for services rendered	233	95	—
Change in the fair value of preferred stock warrants	—	595	100
Other, net	(143)	51	—
Changes in operating assets and liabilities:
Accounts receivable	(6,480)	(2,836)	(1,767)
Inventories	(3,167)	1,003	(315)
Prepaid expenses and other assets	(905)	(1,326)	(308)
Accounts payable	1,034	439	1,825
Accrued expenses and other liabilities	2,944	3,581	1,342
Net cash used in operating activities	(32,846)	(18,694)	(15,791)
Investing activities
Purchases of property and equipment	(2,739)	(250)	(412)
Purchases of investments	(178,074)	(115,481)	(8,969)
Proceeds from sales or maturities of investments	137,254	32,342	1,781
Net cash used in investing activities	(43,559)	(83,389)	(7,600)
Financing activities
Proceeds from issuance of notes payable	—	8,000	458
Payment of debt fees	(531)	—	—
Proceeds from the exercise of stock options and warrants	1,140	558	235
Proceeds from sale of common stock	—	181,825	—
Proceeds from the issuance of common stock from employee stock purchase plan	1,355	—	—
Proceeds from sale of preferred stock	—	—	24,968
Net cash provided by financing activities	1,964	190,383	25,661
Effect of exchange rate on cash	13	33	—
(Decrease) increase in cash and cash equivalents	(74,428)	88,333	2,270
Cash and cash equivalents at beginning of year	97,288	8,955	6,685
Cash and cash equivalents at end of year	$22,860	$97,288	$8,955
Supplemental cash flow information
Cash paid for interest	$2,033	$2,019	$1,323
Issuance of preferred stock warrants	—	103	4
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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the year ended December 31, 2019 are not necessarily indicative of the operating results for any future periods.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. We use significant judgment when making estimates related to the allowance for doubtful accounts, inventory reserves, warranty reserves, and the valuations of our common stock prior to our IPO, stock-based awards, and certain of our previously outstanding preferred stock warrants. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
JOBS Act Accounting Election
Prior to December 31, 2019, we were an emerging growth company under the JOBS Act, and as a result we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. However, as we satisfy the definition of a “large accelerated filer” under the definition of the Securities Exchange Act of 1934, as amended, we no longer qualify as an emerging growth company as of December 31, 2019. Therefore we no longer are able to take advantage of the extended transition period for adopting new or revised accounting standards.
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
Investments
At December 31, 2019 and 2018, our short-term investments consisted of commercial paper, corporate bonds, asset-backed securities, and U.S. government securities which are classified as available-for-sale and had maturities less than one year. Our long-term investments consisted of corporate bonds. Investments are reported at their estimated fair market value which approximates cost. Any unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss). We had $0.1 million of unrecognized income and $0.1 million of unrecognized loss in accumulated other comprehensive income (loss) balance at December 31, 2019 and 2018, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other (income) expense. For both the years ended December 31, 2019 and 2018, we recognized less than $0.1 million of gains, net.
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
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of December 31, 2019 and 2018. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	December 31, 2019
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,429	$18,429	$—	$—
Total cash equivalents	18,429	18,429	—	—
Investments:
Commercial paper	$14,214	$—	$14,214	$—
Corporate bonds	32,485	—	32,485	—
Asset-backed securities	8,100	—	8,100	—
U.S. government securities	78,082	78,082	—	—
Total investments	132,881	78,082	54,799	—
Total cash equivalents and investments	$151,310	$96,511	$54,799	$—

	Fair Value Measurements as of
	December 31, 2018
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$94,700	$94,700	$—	$—
Total cash equivalents	94,700	94,700	—	—
Investments:
Commercial paper	27,898	—	27,898	—
Corporate bonds	28,012	—	28,012	—
Asset-backed securities	17,055	—	17,055	—
U.S. government securities	17,957	17,957	—	—
Total investments	90,922	17,957	72,965	—
Total cash equivalents and investments	$185,622	$112,657	$72,965	$—
There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2019 and 2018.
The recurring Level 3 fair value measurements of our preferred stock warrant liabilities used the Black-Scholes option pricing model and value of the respective class of our convertible preferred stock (see Note 7), which was unobservable. All other assumptions included in the model are observable Level 1 inputs.
The following table provides a reconciliation of the beginning and ending balances of our preferred stock warrant liabilities:

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$—	$157	$53
Initial fair value of preferred stock warrants issued	—	103	4
Reclassified to equity	—	(855)	—
Change in fair value of preferred stock warrants	—	595	100
Balance at end of period	$—	$—	$157

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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of December 31, 2019 and 2018, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms, and dispersion of our customer base. We generally do not require collateral, and losses on accounts receivable have historically been within management's expectations.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customer credit terms are established prior to shipment with the general standard being net 30 days. Collateral or any other security to support payment of these receivables generally is not required. We record an allowance for doubtful accounts for accounts receivable deemed uncollectible. We evaluate the collectability of our accounts receivable based on known collection risks and historical experience. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific allowance for bad debts against amounts due to reduce the carrying amount of accounts receivable to the amount we reasonably believe will be collected. Specific accounts receivable are written-off once a determination is made that the account is uncollectible. The allowance for doubtful accounts was less than $0.1 million as of each of December 31, 2019 and 2018.
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis, and consisted of the following:

	December 31,
	2019	2018
Raw materials	$781	$802
Finished goods	5,053	1,865
Total inventories, net of reserves	$5,834	$2,667
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions The reserve for excess and obsolete inventory was less than $0.1 million and $0.8 million as of December 31, 2019 and 2018, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	December 31,
	2019	2018
Computer equipment and software	$790	$333
Manufacturing equipment	1,050	925
Other equipment	68	34
Leasehold improvements	192	185
Construction in process	1,950	124
Property and equipment, cost	4,050	1,601
Less: accumulated depreciation and amortization	(1,005)	(799)
Property and equipment, net	$3,045	$802
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.5 million, $0.4 million and $0.3 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any material impairment charges on long-lived assets during the years ended December 31, 2019 and 2018.
Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2019	2018
Payroll related	$10,304	$6,490
Interest	160	195
Current operating lease liability	828	—
Other accrued expenses	1,105	1,041
Total accrued expenses	$12,397	$7,726
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
See Note 10 for disaggregated revenue by geographic area.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

We recognize equity-based compensation expense for awards of equity instruments to employees and directors based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation ("ASC 718"). ASC 718 requires all equity-based compensation awards to employees and directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model. The fair value of each purchase under the employee stock purchase plan is estimated at the beginning of the offering period using the Black-Scholes option pricing model. We have not granted any restricted shares. We have not granted any stock-based awards to our consultants.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $18.0 million, $9.3 million and $6.3 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Leases
Operating leases are included in operating lease right-of-use ("ROU") assets and current operating lease liabilities in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of our incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheets.
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As we have historically incurred operating losses, we have recorded a full valuation allowance against our net deferred tax assets, and there is no provision for income taxes other than the accrual for uncertain tax benefits. Our policy is to record interest and penalties expense related to uncertain tax positions as other expense in the statements of operations and comprehensive loss.
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
Purchase Commitments
As of December 31, 2019, we had purchase commitments to suppliers for purchases totaling $23.7 million.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases with lease terms greater than 12 months. Lessor accounting remains largely unchanged. The original guidance required application on a modified retrospective basis with the earliest period presented in the financial statements. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and instead to elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. We used the effective date of this standard as the date of initial application, which is January 1, 2019, with no retrospective adjustments to prior comparative periods. For leases that commenced before the effective date of ASC 842, we elected the transition package of three practical expedients permitted within ASC 842, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs.
Until December 31, 2019, we were an emerging growth company as defined by the JOBS Act and previously disclosed that these amendments would become effective for us for interim and annual periods beginning after December 15, 2019. However, this ASU instead became effective for us in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as we no longer qualify as an emerging growth company as of December 31, 2019. The adoption of this standard resulted in an increase of $0.9 million in the assets and $0.8 million in the liabilities recorded on our December 31, 2019 Balance Sheet. The adoption of this standard did not have a material impact on the Statements of Operations and Comprehensive Loss nor the Statements of Cash Flows. See Note 4 for further discussion of the adoption of ASC 842 and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), to require the measurement of expected credit losses for financial instruments held at the reporting date to be based on historical experience, current conditions, and reasonable forecasts. The ASU will become effective for us for interim and annual periods beginning January 1, 2020, and we will expand our financial statement disclosures in order to

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

comply with the guidance. We have determined that the adoption of ASU 2016-13 will not have a material impact on our results of operations, cash flows, or financial position.
We have reviewed and considered all other recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

3. Investments
Our investments are classified as available-for-sale and consist of the following:

	December 31, 2019
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$14,214	$—	$—	$14,214
Corporate bonds	26,194	16	(2)	26,208
Asset-backed securities	8,097	5	(1)	8,101
U.S. government securities	78,017	65	—	78,082
Short-term investments	126,522	86	(3)	126,605
Long-Term:
Corporate bonds	6,258	18	—	6,276
Long-term investments	$6,258	$18	$—	$6,276

	December 31, 2018
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$27,898	$—	$—	$27,898
Corporate bonds	28,043	—	(31)	28,012
Asset-backed securities	17,074	—	(19)	17,055
U.S. government securities	17,959	—	(2)	17,957
Short-term investments	$90,974	$—	$(52)	$90,922
As of December 31, 2019 and 2018, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired at December 31, 2019.

4. Leases
Adoption of ASC Topic 842, Leases
On December 31, 2019, Inspire adopted the new accounting standard ASC 842, Leases, which requires lessees to recognize a lease liability and a ROU asset for all leases with lease terms greater than 12 months. We used the effective date of this standard as the date of initial application, with no retrospective adjustments to prior comparative periods. We were an emerging growth company as defined by the JOBS Act until December 31, 2019

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

and therefore this guidance became effective for us in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as we no longer qualify as an emerging growth company as of that date.
The impact of the adoption of ASC 842 on our balance sheet as of January 1, 2019 was as follows:

	December 31, 2018	Adjustments due to the adoption of ASC 842	January 1, 2019
Assets
Prepaid expenses and other assets (1)	$1,734	$(8)	$1,726
Total current assets	199,278	(8)	199,270
Operating lease right-of-use assets (1)	—	22	22
Total assets	$200,080	$14	$200,094
Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses (2)	$7,726	$14	$7,740
Total current liabilities	11,155	14	11,169
Total liabilities	36,081	14	36,095
Total liabilities and stockholders' equity	$200,080	$14	$200,094
(1) Upon the adoption of ASC 842, prepaid rent is included in the operating lease ROU assets
(2) Upon the adoption of ASC 842, deferred rent is included in the operating lease liabilities which is presented within accrued expenses on our balance sheets
Leases Overview
We previously rented approximately 9,500 square feet of office space under an operating lease that expired on March 31, 2019. In September 2018, we entered into a non-cancelable operating lease agreement to sublease approximately 45,000 square feet of office space for our corporate headquarters, which included real estate taxes and operating expenses in the base rent. This lease commenced January 15, 2019 and expires November 30, 2020. We recognized an additional ROU asset and lease liability of $1.8 million each on January 15, 2019.
In May 2019, we entered into a new, non-cancelable operating lease agreement for the same space directly with the landlord. The initial lease term commences on December 1, 2020 and expires May 31, 2028 with an option to renew for one additional period of five years at the then-prevailing market rate. The exercise of the lease renewal option is at our sole discretion and is not expected to be included in the lease term for the calculation of the ROU asset and lease liability when the lease commences on December 1, 2020 as it is not reasonably certain of exercise.
Beginning December 1, 2020, in addition to base rent, we will also pay our proportionate share of the operating expenses, as defined in the lease. These payments will be made monthly, and will be adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance. In conjunction with this new lease, the landlord agreed to provide Inspire with a $0.6 million rent abatement and a refurbishment allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $1.1 million upon Inspire providing the necessary documentation evidencing the costs of the leasehold improvements that are completed by May 31, 2022. However, the lease allows us to allocate the refurbishment allowance against base rent instead of taking a tenant improvement reimbursement. At this time, we intend to allocate the full amount of the refurbishment allowance against base rent. The total minimum lease payments related to this forward-starting lease is $7.4 million.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

The following table presents the lease balances within the balance sheets:

Leases	Classification	December 31, 2019
Assets
Operating	Operating lease right-of-use asset	$915
Liabilities
Operating	Accrued liabilities	$828
The cost components of our operating lease were as follows for the year ended December 31, 2019:

Operating lease cost	$1,021
Variable lease cost	29
Total lease cost	$1,050
Variable lease costs consist primarily of taxes, insurance and common area maintenance costs on our prior corporate office lease, which expired March 31, 2019.
Prior to January 1, 2019, we recorded operating lease rent expense under ASC 840 on a straight-line basis over the period of the lease. Rent expense was $0.2 million during both of the years ended December 31, 2018 and 2017.

Maturities of our lease liability for our operating lease are as follows as of December 31, 2019 (1):

2020	$828
Total undiscounted lease payments	828
Less: imputed interest	(37)
Present value of lease liability	$791
(1) Excludes $7,425 of legally binding minimum lease payments for leases signed but not yet commenced
As of December 31, 2019, the remaining lease term was 0.9 years and the discount rate was 8.0%. For the year ended December 31, 2019, the operating cash outflows from our operating leases were $1.0 million.

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
In addition to the principal and interest payments, under the credit facility, we are required to pay a final payment fee of 3.50% on all amounts outstanding, which is being accreted using the effective interest rate method over the term of the loan and security agreement and shall be due at the earlier of maturity or prepayment. Borrowings are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the final payment, subject to a prepayment fee of 3.00% if such borrowings are prepaid prior to March 27, 2020, 2.00% on or after March 27, 2020 but prior to March 27, 2021, and 1.00% if such borrowings are prepaid on or after March 27, 2021.
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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of December 31, 2019.
Expected future principal payments for the credit facility are as follows:

Year ending December 31:
2020	$—
2021	—
2022	9,188
2023	12,250
2024	3,062
Total expected future principal payments	$24,500

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

7. Stockholders' Equity
Preferred Stock
As of December 31, 2018 and 2019, no preferred stock had been issued.
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
As of May 7, 2018, the date of the closing of our IPO, the following preferred stock warrants issued under the original credit facility and subsequent amendments were outstanding and exercisable:

Issuance	Expiration	Series	Exercise Price	Warrants Outstanding at May 7, 2018	Initial Value	Fair Value at May 7, 2018
February 8, 2018	February 8, 2028	F	$1.37	233,577	$103	$320
February 24, 2017	February 24, 2027	F	$1.37	29,197	$4	$40
August 7, 2015	August 7, 2025	E	$2.62	29,580	$33	$41
June 27, 2014	June 27, 2024	E	$2.62	76,334	$85	$174
August 5, 2013	August 5, 2023	C	$1.07	74,768	$39	$80
November 16, 2012	November 16, 2022	C	$1.07	186,916	$96	$200
Total				630,372		$855
In connection with the closing of the IPO in May 2018, the warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $0.9 million to APIC. Upon the closing of the IPO, the warrants to purchase 630,372 shares of preferred stock at a weighted average exercise price of $1.46 per share became exercisable to purchase 100,558 shares of common stock at weighted average exercise price of $9.38 per share. During 2018, warrants for 93,963 shares were exercised through cashless exercises, resulting in the issuance of a net 76,762 shares of our common stock. During 2019, warrants for 6,595 shares were exercised through cashless exercises, resulting in the issuance of a net 5,102 shares of our common stock.
Warrants to purchase shares of our common stock are summarized below:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

	Common Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2017	—	$—	0
Preferred stock warrants converted to common stock warrants at IPO	100,558	$9.38
Exercised	(93,963)	$8.70
Outstanding at December 31, 2018	6,595	$15.16	5.5
Exercised	(6,595)	$15.16
Outstanding at December 31, 2019	—	$—	0

8. Stock-Based Compensation
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
As of December 31, 2019, there were 2,124,819 shares reserved for issuance under the 2018 Plan, of which 548,868 shares were available for issuance. Prior to the IPO, the exercise price of stock options represented fair value of the common stock at the time of issuance and was determined by the board of directors with the assistance of a third-party valuation specialist. Post-IPO, options are granted at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options granted to employees include a four-year service period and 25% vest after the first year of service and the remainder vest in equal monthly installments over the next 36 months of service. The stock options granted to the board of directors vest in one, two, or three equal annual installments, in each case subject to the director's continuous services through the applicable vesting date. The stock options have a contractual life of ten years.
A summary of stock option activity and related information is as follows:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	1,497,511	$1.76	5.8
Granted	721,763	$0.94
Exercised	(127,122)	$1.85
Forfeited	(20,536)	$1.88
Outstanding at December 31, 2017	2,071,616	$1.47	5.9
Granted	1,014,556	$31.91
Exercised	(301,058)	$1.86		$7,353
Forfeited	(39,958)	$3.64
Outstanding at December 31, 2018	2,745,156	$12.64	7.4	$81,453
Granted	809,454	$67.43
Exercised	(664,617)	$1.71		$35,305
Forfeited	(45,829)	$36.39
Outstanding at December 31, 2019	2,844,164	$30.41	7.9	$124,585
Exercisable at December 31, 2019	1,232,204	$8.88	6.4	$80,499
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The total grant date fair value of options vested during the year was $5.1 million, $0.2 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017.
Total stock compensation recognized, before taxes, was as follows:

	Year Ended December 31,
	2019	2018	2017
Cost of goods sold	$121	$9	$9
Research and development	689	51	43
Selling, general and administrative	5,387	1,159	191
Total stock-based compensation	$6,197	$1,219	$243
As of December 31, 2019, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2023 related to unvested employee and non-employee director stock-based awards is $33.9 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized is 3.0 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.
We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model using the fair market value of our common stock on the date of grant and a number of other complex and subjective assumptions. These assumptions include, but are not limited to, estimates regarding the expected term of the awards, estimates of the stock volatility over a duration that approximates the expected term of the awards, estimates of the risk-free rate, and estimates of expected dividend rates.
Due to our limited amount of historical exercise, forfeiture, and expiration activity, we have opted to use the "simplified method" for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting terms and the original contractual term of the option. We will continue to analyze our

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

expected term assumption as more historical data becomes available. Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which we have based our expected stock price volatility, we generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the weekly closing prices for the selected companies' shares over historical periods that approximate calculated expected term of our stock-based awards. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available.
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
The fair value of options granted to employees and directors during the years ended December 31, 2019, 2018, and 2017 was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected life (years)	5.50 - 6.25	5.50 - 6.25	5.75 - 6.25
Expected volatility	43.1 - 50.6%	37.5 - 49.8%	37.5 - 41.5%
Risk-free interest rate	1.39 - 2.63%	2.38 - 3.07%	1.88 - 2.32%
Dividend yield	—%	—%	—%
Weighted average fair value	$30.69	$16.20	$0.40

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
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. During the year ended December 31, 2019, 31,750 shares were purchased under the ESPP, utilizing $1.4 million of employee contributions. As of December 31, 2019, 430,520 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.5 million, $0, and $0 for the years ended December 31, 2019, 2018, and 2017, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

9. Income Taxes
Due to our cumulative net loss position, a valuation allowance has been required to be established for all deferred tax assets as of December 31, 2019, 2018, and 2017.
The components of our provision for income taxes are as follows:

	December 31,
	2019	2018	2017
Current
Federal and state	$—	$—	$—
Foreign	40	—	—
Total current	40	—	—
Total provision for income taxes	$40	$—	$—
The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	35.0%
State, net of federal benefit	4.3	4.0	3.0
Stock-based compensation	3.9	1.4	(0.5)
Research and development ("R&D") tax credit	1.0	1.3	1.2
Federal tax rate change	—	—	(92.6)
Other	(0.6)	(1.4)	0.5
Change in valuation allowance	(29.7)	(26.3)	53.4
Total	(0.1)%	—%	—%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("the Act") was signed into law making significant changes to the Internal Revenue Code. Among other things, the Act reduced the corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. We accounted for the impact of the Act in our 2017 income tax provision, the period in which the legislation was enacted. The amount recorded related to the remeasurement of our deferred tax assets and liabilities, based on the lower tax rates at which they are expected to reverse in the future, was $16.2 million of expense. This tax expense was entirely offset by an income tax benefit related to the reduction of our deferred tax asset valuation allowance of the same amount, resulting in no net impact to tax expense or benefit. The amounts reported in 2017 were based on provisional estimates based on our understanding of the Act and guidance available as of the date of filing. In 2018, the accounting impact was finalized and no changes were required to adjust the provisional amounts recorded.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

Significant components of net deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2019	2018	2017
Deferred tax assets:
Net operating losses	$39,925	$31,120	$27,827
R&D tax credits	2,348	1,916	1,368
R&D expenditures, capitalized for tax	3,111	2,549	2,146
Interest expense carryforward	—	638	—
Accruals and other	1,330	1,194	319
Depreciation and amortization	221	311	431
Lease asset	202	—	—
Stock-based compensation	813	214	7
Other comprehensive loss	—	16	—
Total deferred tax assets	47,950	37,958	32,098
Deferred tax liabilities:
Lease liability	(223)	—	—
Other comprehensive income	(25)	—	—
Other	(50)	(101)	—
Total deferred tax liabilities	(298)	(101)	—
Net deferred tax assets	47,652	37,857	32,098
Valuation allowance	(47,652)	(37,857)	(32,098)
	$—	$—	$—
Deferred income taxes reflect the tax effects of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2019, our gross federal net operating loss carryforwards of $160.9 million will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $347.1 million that include net operating losses that will begin to expire in 2028. We also have gross R&D credit carryforwards of $2.5 million as of December 31, 2019 of which will expire at various dates beginning in 2033.
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
Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence and cumulative losses, we believe it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until we have sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.8 million, increased by $5.8 million, and decreased by $9.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

The changes to our gross unrecognized tax benefits were as follows during the year ended December 31, 2019:

Balance at December 31, 2018	$—
Increase in balances related to current year tax positions	40
Balance at December 31, 2019	$40
We file income tax returns in the applicable jurisdictions. The 2015 to 2018 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.
Our policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in our statements of operations and comprehensive loss. There was no interest or penalties accrued at December 31, 2019 and 2018.

10. Segment Reporting and Revenue Disaggregation
We operate our business as one operating segment. An operating segment is defined as a component of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization. Revenue by geographic region is as follows:

	Year Ended December 31,
	2019	2018	2017
United States	$73,660	$44,378	$24,293
Europe	8,390	6,215	4,274
Total revenue	$82,050	$50,593	$28,567
All of our long-lived assets are located in the U.S.

11. Loss Per Share
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Convertible preferred stock outstanding	—	—	12,111,706
Convertible preferred stock warrants	—	—	423,784
Convertible common stock warrants	—	6,595	—
Common stock options outstanding	2,844,164	2,745,156	2,071,616
Total	2,844,164	2,751,751	14,607,106

12. Quarterly Financial Information (Unaudited)
The following table provides selected quarterly financial data for the years ended December 31, 2019 and 2018.

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Revenue	$16,250	$18,032	$20,862	$26,906	$10,042	$10,938	$13,054	$16,559
Gross profit	13,396	14,938	17,406	22,667	7,748	8,836	10,587	13,366
Net loss	(8,266)	(7,650)	(8,247)	(9,080)	(6,501)	(5,856)	(4,693)	(4,778)
Net loss per share, basic and diluted (1)	$(0.35)	$(0.32)	$(0.34)	$(0.38)	$(5.05)	$(0.43)	$(0.22)	$(0.22)
(1) The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. It includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Inspire Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Inspire Medical Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying balance sheets of Inspire Medical Systems, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 25, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/Ernst & Young LLP
Minneapolis, Minnesota
February 25, 2020

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information as of December 31, 2019, regarding our common stock that may be issued under the Inspire Medical Systems, Inc. 2007 Incentive Award Plan, as amended (the "2007 Plan”), the Inspire Medical Systems, Inc. 2017 Incentive Award Plan, as amended (the “2017 Plan”), the Inspire Medical Systems, Inc. 2018 Incentive Award Plan (the “2018 Plan”) and the Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2007 Plan (1)	1,071,544	$1.33	—
2017 Plan (1)	196,669	$8.94	—
2018 Plan (2)	1,575,951	$52.85	548,868
2018 ESPP (3)	—	$—	430,520
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,844,164	$30.41	979,388

(1) The 2007 Plan terminated in accordance with its terms on November 28, 2017. In connection with our IPO, we adopted the 2018 Plan and will not make future grants or awards under the 2017 Plan.
(2) Pursuant to the terms of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan automatically increases on each January 1, until and including January 1, 2028, by an amount equal to the lesser of (a) 739,631 shares, (b) 4% of the number of shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year, and (c) such smaller number of shares as is determined by our board of directors.

(3) Pursuant to the terms of the 2018 ESPP Plan, the number of shares reserved under the 2018 ESPP Plan will automatically be supplemented each January 1, until and including January 1, 2028, by an amount of shares equal to the lesser of a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and c) such smaller number of shares as the board of directors may determine.

Other
The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) List of documents filed as part of this Annual Report on Form 10-K:
(1) Financial Statements
The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.
(3) Exhibits
The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018
3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018
4.1	Form of Certificate of Common Stock	S-1	333-224176	4.1	4/23/2018
4.2	Fifth Amended and Restated Investor Rights Agreement, dated October 25, 2016, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.2	4/6/2018
4.3	Amendment No. 1 to Fifth Amended and Restated Investor Rights Agreement, dated April 20, 2018, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.3	4/23/2018
4.4	Warrant to Purchase Series E Preferred Stock, dated June 27, 2014, issued by Inspire Medical Systems, Inc. to Silicon Valley Bank	S-1	333-228668	4.4	12/4/2018
4.5	Form of Warrant to Purchase Series F Preferred Stock, dated February 24, 2017 or February 7, 2018, issued by Inspire Medical Systems, Inc. to Oxford Finance LLC, together with a schedule of material differences	S-1	333-228668	4.5	12/4/2018
4.6	Description of Capital Stock					*
10.1	Assignment and License Agreement, dated as of November 28, 2007, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.1	4/6/2018
10.2	First Amendment to Assignment and License Agreement, dated as of February 4, 2010, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.2	4/6/2018
10.3	Loan and Security Agreement, dated as of August 7, 2015, by and between Inspire Medical Systems, Inc. and Oxford Finance LLC	S-1	333-224176	10.3	4/6/2018
10.4	First Amendment to Loan and Security Agreement, dated as of February 24, 2017, by and between Inspire Medical Systems, Inc. and Oxford Finance LLC	S-1	333-224176	10.4	4/6/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.5	Second Amendment to the Loan and Security Agreement, dated as of March 27, 2019, by and between Inspire Medical Systems, Inc. and Oxford Finance LLC.	8-K	001-38468	10.1	3/29/2019
10.6†	2007 Stock Incentive Plan, as amended	S-1	333-224176	10.6	4/6/2018
10.7†	Form of Incentive Stock Option Agreement pursuant to 2007 Stock Incentive Plan	S-1	333-224176	10.7	4/6/2018
10.8†	2017 Stock Incentive Plan, as amended	S-1	333-224176	10.8	4/6/2018
10.9†	Form of Incentive Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.9	4/6/2018
10.10†	Form of Non-Statutory Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.10	4/6/2018
10.11†	Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.11	4/23/2018
10.12†	Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.12	4/23/2018
10.13†	Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan	S-1	333-224176	10.13	4/23/2018
10.14†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Timothy Herbert	S-1	333-224176	10.15	4/23/2018
10.15†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Randy Ban	S-1	333-224176	10.17	4/23/2018
10.16†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Richard Buchholz	S-1	333-224176	10.19	4/23/2018
10.17†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Steven Jandrich	S-1	333-224176	10.21	4/23/2018
10.18†	Form of Indemnification Agreement between Inspire Medical Systems, Inc. and its directors and officers	S-1	333-224176	10.23	4/6/2018
10.19†	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy	10-Q	001-38468	10.1	8/6/2019
21.1	Subsidiaries of Inspire Medical Systems, Inc.					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Inspire Medical Systems, Inc.
Date:	February 25, 2020	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2020.

Signature	Title

/s/ TIMOTHY P. HERBERT	Chief Executive Officer (principal executive officer), President and Director
Timothy P. Herbert

/s/ RICHARD BUCHHOLZ	Chief Financial Officer (principal financial and accounting officer)
Richard Buchholz

/s/ MARILYN CARLSON NELSON	Chair of the Board of Directors
Marilyn Carlson Nelson

/s/ GARY L. ELLIS	Director
Gary L. Ellis

/s/ JERRY GRIFFIN, M.D.	Director
Jerry Griffin, M.D.

/s/ MUDIT K. JAIN	Director
Mudit K. Jain

/s/ CHAU KHUONG	Director
Chau Khuong

/s/ DANA G. MEAD, JR.	Director
Dana G. Mead, Jr.

/s/ SHAWN T MCCORMICK	Director
Shawn T McCormick

/s/ CASEY TANSEY	Director
Casey Tansey