Form 10-Q
period 2020-03-31
Inspire Medical Systems, Inc.
filed 2020-05-05
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 29, 2020, the registrant had 26,676,720 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial position; prospective products, product approvals, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•the impact on our business, financial condition and results of operation from the ongoing and global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease;
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
•risks related to our common stock; and
•other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as updated by “Part II, Item 1A. Risk Factors” and “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,117	$22,860
Investments, short-term	59,608	126,605
Accounts receivable, net of allowance for credit losses of $35 and $48, respectively	11,032	13,131
Inventories	7,245	5,834
Prepaid expenses and other current assets	1,429	2,206
Total current assets	155,431	170,636
Investments, long-term	6,139	6,276
Property and equipment, net	3,113	3,045
Operating lease right-of-use asset	672	915
Other non-current asset	381	381
Total assets	$165,736	$181,253
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,821	$4,459
Accrued expenses	7,896	12,397
Total current liabilities	13,717	16,856
Notes payable	24,576	24,522
Other non-current liability	40	40
Total liabilities	38,333	41,418
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 24,362,389 and 24,107,350 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	24	24
Additional paid-in capital	323,473	319,865
Accumulated other comprehensive income	295	102
Accumulated deficit	(196,389)	(180,156)
Total stockholders' equity	127,403	139,835
Total liabilities and stockholders' equity	$165,736	$181,253

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$21,347	$16,250
Cost of goods sold	3,297	2,854
Gross profit	18,050	13,396
Operating expenses:
Research and development	5,438	2,603
Selling, general and administrative	29,052	19,570
Total operating expenses	34,490	22,173
Operating loss	(16,440)	(8,777)
Other (income) expense:
Interest income	(642)	(1,086)
Interest expense	525	537
Other (income) expense, net	(78)	38
Total other income	(195)	(511)
Loss before income taxes	(16,245)	(8,266)
Income taxes	—	—
Net loss	(16,245)	(8,266)
Other comprehensive loss:
Unrealized gain on investments	193	68
Total comprehensive loss	$(16,052)	$(8,198)
Net loss per share, basic and diluted	$(0.67)	$(0.35)
Weighted average common shares used to compute net loss per share, basic and diluted	24,165,875	23,441,560

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	24,107,350	$24	$319,865	$102	$(180,156)	$139,835
Stock options exercised	254,142	—	787	—	—	787
Issuance of common stock	897	—	72	—	—	72
Stock-based compensation expense	—	—	2,749	—	—	2,749
Other comprehensive income	—	—	—	193	—	193
Adoption of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	—	12	12
Net loss	—	—	—	—	(16,245)	(16,245)
Balance at March 31, 2020	24,362,389	$24	$323,473	$295	$(196,389)	$127,403

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	23,401,675	$23	$310,941	$(52)	$(146,913)	$163,999
Stock options exercised	100,089	1	165	—	—	166
Issuance of common stock	1,246	—	58	—	—	58
Stock-based compensation expense	—	—	1,391	—	—	1,391
Other comprehensive income	—	—	—	68	—	68
Net loss	—	—	—	—	(8,266)	(8,266)
Balance at March 31, 2019	23,503,010	$24	$312,555	$16	$(155,179)	$157,416

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(16,245)	$(8,266)
Adjustments to reconcile net loss:
Depreciation and amortization	187	103
Accretion of investment discount	(80)	(309)
Accretion of debt discount	54	110
Non-cash lease expense	243	204
Stock-based compensation expense	2,749	1,391
Non-cash stock issuance for services rendered	72	58
Other, net	(89)	(141)
Changes in operating assets and liabilities:
Accounts receivable	2,092	(385)
Inventories	(1,411)	(439)
Prepaid expenses and other current assets	775	212
Accounts payable	1,372	(222)
Accrued expenses and other liabilities	(4,494)	(3,258)
Net cash used in operating activities	(14,775)	(10,942)
Investing activities
Purchases of property and equipment	(255)	(275)
Purchases of investments	(14,907)	(40,573)
Proceeds from sales or maturities of investments	82,403	56,804
Net cash provided by investing activities	67,241	15,956
Financing activities
Payment of debt fees	—	(531)
Proceeds from the exercise of stock options	787	165
Net cash provided by (used in) financing activities	787	(366)
Effect of exchange rate on cash	4	9
Increase in cash and cash equivalents	53,257	4,657
Cash and cash equivalents at beginning of period	22,860	97,288
Cash and cash equivalents at end of period	$76,117	$101,945
Supplemental cash flow information
Cash paid for interest	$471	$771

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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements may not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"); however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. We use significant judgment when making estimates related to the allowance for credit losses, inventory reserves, warranty reserves, and the valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Investments
At March 31, 2020 and December 31, 2019, our short-term investments consisted of commercial paper, corporate bonds, asset-backed securities, and U.S. government securities which are classified as available-for-sale and had maturities less than one year. Our long-term investments consisted of U.S. government securities. Investments are reported at their estimated fair market value which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income. We had $0.3 million and $0.1 million of unrecognized income in accumulated other comprehensive income at March 31, 2020 and December 31, 2019, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other (income) expense. For the three months ended March 31, 2020 and 2019, we recognized $0.1 million and $0 of realized gains, net, respectively.
We recognize expected credit losses on investments in accordance with Accounting Standards Update ("ASU"), ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), which we adopted effective January 1, 2020 using the modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on the amount and timing of credit losses recognized in our financial statements.
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than two years. For non-U.S. government securities, we use a discounted cash flow approach to calculate expected credit losses using estimated default rates based upon historical loss data, current conditions, as well as expectations of future economic conditions. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was less than $0.1 million at March 31, 2020.
Fair Value of Financial Instruments
We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and investments. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:
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
U.S. government securities: Consists of U.S. government Treasury bills and notes with original maturities of less than two years. These are included as a Level 1 measurement in the table below.
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of March 31, 2020 and December 31, 2019. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	March 31, 2020
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$65,624	$65,624	$—	$—
U.S. government securities	8,000	8,000	—	—
Total cash equivalents	73,624	73,624	—	—
Investments:
Commercial paper	$6,292	$—	$6,292	$—
Asset-backed securities	6,094	—	6,094	—
U.S. government securities	53,361	53,361	—	—
Total investments	65,747	53,361	12,386	—
Total cash equivalents and investments	$139,371	$126,985	$12,386	$—

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

There were no transfers between levels during the periods ended March 31, 2020 and December 31, 2019.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable.
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of March 31, 2020 and December 31, 2019, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms, and dispersion of our customer base. We generally do not require collateral, and losses on accounts receivable have historically been within management's expectations.
Accounts Receivable and Allowance for Expected Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customer credit terms are established prior to shipment with the general standard being net 30 days. Collateral or any other security to support payment of these receivables generally is not required.
We recognize expected credit losses on accounts receivable in accordance with Accounting Standards Update ("ASU"), ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), which we adopted effective January 1, 2020 using the modified retrospective approach through a cumulative-effect adjustment to retained earnings. The adoption of ASU 2016-13 did not have a material impact on the amount and timing of credit losses recognized in our financial statements.
Each reporting period, we estimate the credit loss related to accounts receivable based on a migration analysis of accounts grouped by individual receivables delinquency status, and apply our historic loss rate adjusted for management's assumption of future market conditions. Any change in the allowance subsequent to the effective date of January 1, 2020 from new receivables acquired, or changes due to credit deterioration on previously existing receivables, is recorded in selling, general and administrative expenses. Write-offs of receivables considered uncollectible, and any related subsequent recoveries of previously written off receivables, are deducted from the

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
allowance. Specific accounts receivable were written-off once a determination was made that the account was uncollectible. The write-off is recorded in the period in which the account receivable is deemed uncollectible. Recoveries are recognized when received and as a direct credit to earnings or as a reduction to the allowance for credit losses (which would indirectly reduce earnings by decreasing bad debt expense).
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$961	$781
Finished goods	6,284	5,053
Total inventories, net of reserves	$7,245	$5,834
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions The reserve for excess and obsolete inventory was less than $0.1 million as of both March 31, 2020 and December 31, 2019.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	March 31, 2020	December 31, 2019
Computer equipment and software	$1,168	$790
Manufacturing equipment	1,138	1,050
Other equipment	96	68
Leasehold improvements	192	192
Construction in process	1,711	1,950
Property and equipment, cost	4,305	4,050
Less: accumulated depreciation and amortization	(1,192)	(1,005)
Property and equipment, net	$3,113	$3,045
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.2 million and $0.1 million for three months ended March 31, 2020 and 2019, respectively.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
We did not record any impairment charges on long-lived assets during either of the three months ended March 31, 2020 or 2019.
Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
Payroll related	$6,299	$10,304
Interest	160	160
Current operating lease liability	585	828
Other accrued expenses	852	1,105
Total accrued expenses	$7,896	$12,397
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, either upon shipment of the product or receipt of the product, depending on shipment terms. Our standard shipping terms are free on board shipping point, unless the customer requests that control and title to the inventory transfer upon delivery. In those cases where shipping and handling costs are billed to customers, we classify the amounts billed as a component of cost of goods sold.
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
See Note 9 for disaggregated revenue by geographic area.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $6.4 million and $3.5 million during the three months ended March 31, 2020 and 2019.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Leases
Operating leases are included in operating lease right-of-use ("ROU") assets and current operating lease liabilities in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of our incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheets.
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
Comprehensive Loss
Comprehensive loss consists of net loss and changes in unrealized gains and losses due to interest rate fluctuations and other external factors on investments classified as available-for-sale. Accumulated other comprehensive income (loss) is presented in the accompanying balance sheets as a component of stockholders' equity.
Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of stock options and warrants were antidilutive in those periods.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
3. Investments
Our investments are classified as available-for-sale and consist of the following:

	March 31, 2020
		Unrealized
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$6,292	$—	$—	$6,292
Asset-backed securities	6,100	1	(7)	6,094
U.S. government securities	47,021	201	—	47,222
Short-term investments	$59,413	$202	$(7)	$59,608
Long-Term:
U.S. government securities	6,047	92	—	6,139
Long-term investments	$6,047	$92	$—	$6,139

	December 31, 2019
		Unrealized
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$14,214	$—	$—	$14,214
Corporate bonds	26,194	16	(2)	26,208
Asset-backed securities	8,097	5	(1)	8,101
U.S. government securities	78,017	65	—	78,082
Short-term investments	$126,522	$86	$(3)	$126,605
Long-Term:
Corporate bonds	6,258	18	—	6,276
Long-term investments	$6,258	$18	$—	$6,276
As of March 31, 2020 and December 31, 2019, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired at March 31, 2020. At the end of each reporting period, we evaluate potential credit impairment on available-for-sale securities in an unrealized loss position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written-down, and a reversal out of the valuation allowance occurs.

4. Leases
Adoption of ASC Topic 842, Leases
On December 31, 2019, we adopted the new accounting standard ASC 842, Leases, which requires lessees to recognize a lease liability and a ROU asset for all leases with lease terms greater than 12 months. We used the effective date of this standard as the date of initial application, with no retrospective adjustments to prior comparative periods. We were an emerging growth company as defined by the JOBS Act until December 31, 2019

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
and therefore this guidance became effective for us in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as we no longer qualify as an emerging growth company as of that date.
The Statement of Cash Flows for the three months ended March 31, 2019 includes non-cash lease expense, which was reclassified to conform to the current presentation.
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
The following table presents the lease balances within the balance sheets:

Leases	Classification	March 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use asset	$672	$915
Liabilities
Operating	Accrued expenses	$585	$828

As of March 31, 2020, the remaining lease term was 0.7 years and the discount rate was 8.0%. For the three months ended March 31, 2020 and 2019, the operating cash outflows from our operating leases were $0.3 million and $0.2 million, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
5. Long-Term Debt
In August 2015, we entered into a loan and security agreement that initially provided for a term A loan facility in the amount of $15.5 million, which was fully funded on the closing date, and a term B loan facility in an amount between $3.5 million and $10.0 million, subject to our achievement of certain revenue milestones. We refer to our term A loan facility and our term loan B facility together as our credit facility. In February 2017, we amended the loan and security agreement to, among other things, increase borrowings under the term A loan facility by $1.0 million, for a total of $16.5 million outstanding under the credit facility, and reduced borrowings available under the term B loan facility to $9.0 million.
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
In addition to the principal and interest payments, under the credit facility, we are required to pay a final payment fee of 3.50% on all amounts outstanding, which is being accreted using the effective interest rate method over the term of the loan and security agreement and shall be due at the earlier of maturity or prepayment. Borrowings are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the final payment, subject to a prepayment fee of 2.00% if such borrowings are prepaid prior to March 27, 2021 and 1.00% if such borrowings are prepaid on or after March 27, 2021.
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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of March 31, 2020.
Expected future principal payments for the credit facility are as follows:

Year ending December 31:
2020 (remaining)	$—
2021	—
2022	9,188
2023	12,250
2024	3,062
Total expected future principal payments	$24,500

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
Immediately following the termination of the 2007 Plan, we adopted the 2017 Stock Incentive Plan (the "2017 Plan"), which contains substantially similar terms and conditions as the 2007 Plan. Upon the IPO, no further grants were made under the 2017 Plan and we adopted the 2018 Stock Incentive Plan (the "2018 Plan"). The purpose of the 2018 Plan is to promote the interest of our company and our stockholders by aiding in attracting and retaining employees, officers, consultants, contractors, and directors capable of assuring the future success of our business and to afford such persons an opportunity to acquire a proprietary interest in our company. The board of directors may amend, alter, suspend, discontinue, or terminate the 2018 Plan at any time with the approval of our stockholders. A total of 1,386,809 shares of common stock were initially reserved for issuance under the 2018 Plan, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 739,631 shares, b) 4% of the shares outstanding on the final day of the immediately preceding fiscal year and c) such smaller number of shares as determined by the board of directors.
As of March 31, 2020, there were 2,852,202 shares reserved for issuance under the 2018 Plan, of which 1,251,381 shares were available for issuance. Prior to the IPO, the exercise price of stock options represented fair value of the common stock at the time of issuance and was determined by the board of directors with the assistance of a third-party valuation specialist. Post-IPO, options are granted at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options granted to employees include a four-year service period and 25% vest after the first year of service and the remainder vest in equal installments over the next 36 months of service. The stock options granted to the board of directors vest in one, two or three equal annual installments, in each case, subject to the director's continuous service through the applicable vesting date. The stock options have a contractual life of ten years.
A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	2,844,164	$30.41	7.9	$124,585
Granted	66,974	$71.13
Exercised	(254,142)	$3.10		$13,782
Forfeited	(31,207)	$29.47
Outstanding at March 31, 2020	2,625,789	$34.10	7.9	$76,037
Exercisable at March 31, 2020	1,068,835	$11.63	6.4	$52,002

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Total stock-based compensation recognized, before taxes, during the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended
	March 31,
	2020	2019
Cost of goods sold	$53	$26
Research and development	345	163
Selling, general and administrative	2,351	1,202
Total stock-based compensation	$2,749	$1,391
As of March 31, 2020, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2024 related to unvested employee and non-employee director share-based awards is $33.0 million, and the weighted average period over which the unearned stock-based compensation is expected to be recognized is 2.9 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional share-based awards.
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
The fair value of options granted to employees and non-employee directors during the three months ended March 31, 2020 and 2019 was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Expected life (years)	6.25	6.25
Expected volatility	42.3 - 48.2%	49.6 - 50.6%
Risk-free interest rate	0.55 - 1.42%	2.31 - 2.63%
Dividend yield	0.0%	0.0%
Weighted average fair value	$31.48	$27.57
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
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. The current purchase period under the ESPP began on January 1, 2020 and ends June 30, 2020. As of March 31, 2020, 615,428 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

8. Income Taxes
During the three months ended March 31, 2020 and 2019, we did not record an income tax benefit related to our loss before income taxes in the statement of operations and comprehensive loss because a valuation allowance has been required to be established for all deferred tax assets due to our cumulative net loss position.
As of December 31, 2019, our gross federal net operating loss carryforwards of $160.9 million will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $347.1 million that include net operating losses that will begin to expire in 2028. We also have gross research and development credit carryforwards of $2.5 million as of December 31, 2019, which will expire at various dates beginning in 2033.
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
We had less than $0.1 million of gross unrecognized tax benefits as of March 31, 2020 and December 31, 2019.

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

9. Segment Reporting and Revenue Disaggregation
We operate our business as one reporting segment. An operating segment is defined as a component of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization. Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2020	2019
United States	$19,274	$14,355
Europe	2,073	1,895
Total revenue	$21,347	$16,250
All of our long-lived assets are located in the U.S.

10. Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of common stock warrants and common stock options were antidilutive in those periods.
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computations of diluted shares outstanding because such securities have an antidilutive impact due to losses reported:

	March 31,
	2020	2019
Common stock warrants	—	6,595
Common stock options outstanding	2,625,789	2,695,513
Total	2,625,789	2,702,108

11. Subsequent Event
On April 16, 2020, we completed a follow-on offering that included our offer and sale of 2,300,000 shares of common stock at a public offering price of $58.00 per share. We received net proceeds of approximately $124.7 million after deducting underwriting discounts and commissions and offering expenses.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, such as information with respect to our plans and strategy for our business and the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial condition on our business, financial results and financial condition includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

Overview
We are a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the U.S. must have been confirmed to fail or be unable to tolerate positive airway pressure treatments, such as CPAP, and be 18 years of age or older, though there are no similar requirements for patients in Europe.
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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, on a case-by-case basis for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of May 5, 2020, we have secured positive coverage policies with 53 U.S. commercial payors, including most large national commercial insurers, covering approximately 165 million lives in the U.S. In addition, all seven Medicare Administrative Contractors ("MACs") have drafted positive coverage policies for Inspire therapy and five of these MACs, covering patients in 37 states, have published final policies in 2020 covering Inspire therapy. On April 30, 2020, Wisconsin Physicians Services Government Health Administrators issued the effective date of June 14, 2020, for its LCD proposing coverage of Inspire therapy, and we expect the final MAC will finalize its policy in 2020. Several MACs have also assigned a surgeon reimbursement of approximately $450 for the procedure to implant the pressure sensor (add-on CPT code +0466T). In June 2018, Japan’s Ministry of Health, Labour and Welfare approved our Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Japan. For the three months ended March 31, 2020, 90.3% of our revenue was derived in the U.S. and 9.7% was derived in Europe. No single customer accounted for more than 10% of our revenue during the three months ended March 31, 2020.

Our patient engagement efforts continue to include our refocused direct-to-consumer marketing strategies, which, during the three months ended March 31, 2020, included a shift from radio and TV in larger markets affected by COVID-19 towards more digital and TV in smaller markets. Further, our team has leveraged virtual tools and telemedicine to continue physician training and patient education.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. In the U.S., our products are shipped directly to our customers on a purchase order basis, primarily by a third-party vendor with a facility in Tennessee, although we do ship some products from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by a third-party vendor with a facility located in the Netherlands. Customers do not have the right to return non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility, the initial public offering of our common stock that closed in May 2018 (our "IPO"), the offering of our common stock that closed in December 2018, and the offering of our common stock that closed in April 2020 (our "follow-on offerings"). We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended March 31, 2020, we generated revenue of $21.3 million with a gross margin of 84.6% and had a net loss of $16.2 million compared to revenue of $16.3 million with a gross margin of 82.4% and a net loss of $8.3 million for the three months ended March 31, 2019. Our accumulated deficit as of March 31, 2020 was $196.4 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We also continue to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-patient marketing efforts in existing and new markets throughout the U.S. and in Europe. In the three months ended March 31, 2020, we continued to train new U.S. medical centers and activated 28 centers, bringing the total to 327 U.S. medical centers implanting Inspire therapy as of March 31, 2020. Additionally, we created nine new territories during the three months ended March 31, 2020, bringing the total to 82 U.S. territories as of March 31, 2020. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as Europe, Japan, and Australia. For example, in April 2020, we received FDA approval for an expanded age range for Inspire therapy to include 18 to 21 year old patients. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require substantial additional funding, which may include future equity and debt financings.
On April 16, 2020, we completed a follow-on offering that included our offer and sale of 2,300,000 shares of common stock at a public offering price of $58.00 per share. We received net proceeds of approximately $124.7 million after deducting underwriting discounts and commissions and offering expenses.
Outlook
We expect the COVID-19 pandemic to continue to adversely impact our revenue due to the significant decreases and delays in the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy. Beginning in the second week of March 2020, substantially all of the scheduled Inspire therapy procedures were postponed and numerous other authorized cases have been unable to be scheduled. In addition, once the pandemic subsides, we anticipate that there will be substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions and that patients seeking Inspire therapy procedures performed may have to navigate limited provider, hospital and ambulatory surgery center capacity.

In response to the spread of COVID-19 and In line with recommendations from federal and local government and healthcare agencies, we have transitioned employees, except for those deemed essential to key aspects of our business, to a remote work environment. During this interim period in which surgical procedures have been significantly limited, we are identifying and implementing innovative solutions to support patients who have Inspire therapy, as well as continuing to educate patients who may be struggling with their sleep apnea. Patients continue to reach out to learn more about the therapy and get connected to a healthcare provider, and we are supporting this interaction through the use of several virtual tools and telemedicine. We are also not expecting any material changes to our headcount and are continuing with our planned expansion in recruiting Territory Managers, though have slightly reduced our hiring initiatives for sales support roles.
To date, we have not experienced disruptions to our supply chain network. We have also not reduced our capital expenditures and are continuing to invest in research and development, however, we may determine to allocate resources differently due to impacts of the COVID-19 pandemic.
Notwithstanding our expected reduced revenue, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. For additional information, see “— Liquidity and Capital Resources.”

Components of Our Results of Operations
Revenue
We derive primarily all of our revenue from the sale of our Inspire system to hospitals and ambulatory surgery centers in the U.S. and select countries in Europe. We recognize revenues from sales of our Inspire system when the customer obtains control of the product, which occurs at a point in time, either upon shipment of the product or receipt of the product, depending on shipment terms.
Our revenue has fluctuated, and may continue to fluctuate, from quarter to quarter due to a variety of factors. For example, we have historically experienced seasonality in our first and fourth quarters and have started to see adverse impacts on our revenue due to the COVID-19 pandemic.
Revenue for the three months ended March 31, 2020 was negatively impacted due to the global pandemic associated with COVID-19. Specifically, in March 2020, healthcare facilities and clinics began restricting access to their clinicians, reducing patient consultations and treatments or temporarily closing their facilities. As a result, beginning in the second week of March 2020, substantially all of our then-scheduled Inspire therapy procedures were postponed, and numerous other cases with prior authorization could not be scheduled and were, therefore, also postponed.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Revenue	$21,347	$16,250	$5,097	31.4%
Cost of goods sold	3,297	2,854	443	15.5%
Gross profit	18,050	13,396	4,654	34.7%
Gross margin	84.6%	82.4%
Operating expenses:
Research and development	5,438	2,603	2,835	108.9%
Selling, general and administrative	29,052	19,570	9,482	48.5%
Total operating expenses	34,490	22,173	12,317	55.5%
Operating loss	(16,440)	(8,777)	(7,663)	87.3%
Other income, net	(195)	(511)	316	(61.8)%
Net loss	$(16,245)	$(8,266)	$(7,979)	96.5%

Revenue
Revenue increased $5.0 million, or 31.4%, to $21.3 million for the three months ended March 31, 2020 compared to $16.3 million for the three months ended March 31, 2019. The increase was attributable to a $4.9 million increase in sales of our Inspire system in the U.S. and an increase of $0.2 million in Europe, primarily in Germany. Beginning in March 2020, our revenue growth in the U.S. and Europe was impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19. As a result, beginning in the second week of March 2020, substantially all of our Inspire therapy procedures were postponed and numerous other cases, which had received prior authorization, were not able to be scheduled and, therefore were also postponed.
Revenue information by region is summarized as follows:

	Three Months Ended March 31,
	2020		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$19,274	90.3%	$14,355	88.3%	$4,919	34.3%
Europe	2,073	9.7%	1,895	11.7%	178	9.4%
Total revenue	$21,347	100.0%	$16,250	100.0%	$5,097	31.4%
Revenue generated in the U.S. was $19.3 million for the three months ended March 31, 2020, an increase of $4.9 million, or 34.3%, compared to the three months ended March 31, 2019. Revenue growth in the U.S. was due to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, a greater number of prior authorization approvals, additional positive coverage policies and, to a lesser extent, an increase in our average selling price as a result of the introduction of the new sensing lead on the Inspire system to the U.S. market in February 2019. As noted above, U.S. revenue for the three months ended March 31, 2020 was negatively impacted by the COVID-19 pandemic.

Revenue generated in Europe was $2.1 million in the three months ended March 31, 2020, an increase of $0.2 million, or 9.4%, compared to the three months ended March 31, 2019. Revenue growth in Europe was primarily due to increased market penetration in existing territories, the expansion into new territories, and increased physician and patient awareness of our Inspire system. As noted above, European revenue for the three months ended March 31, 2020 was negatively impacted by the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $0.4 million, or 15.5%, to $3.3 million for the three months ended March 31, 2020 compared to $2.9 million for the three months ended March 31, 2019. The increase was primarily due to increased purchases of manufactured products due to higher sales volume of our Inspire system.
Gross margin was 84.6% for the three months ended March 31, 2020 compared to 82.4% for the three months ended March 31, 2019. Gross margin for the three months ended March 31, 2020 was higher primarily due to manufacturing efficiencies.
Research and Development Expenses
Research and development expenses increased $2.8 million, or 108.9%, to $5.4 million for the three months ended March 31, 2020 compared to $2.6 million for the three months ended March 31, 2019. This change was primarily due to an increase of $2.2 million for ongoing research and development costs, including initial development of the next generation Inspire therapy system and $0.6 million of compensation and employee-related expenses, mainly as a result of increased headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.5 million, or 48.5%, to $29.1 million for the three months ended March 31, 2020 compared to $19.6 million for the three months ended March 31, 2019. The primary driver of this increase was an increase of $6.0 million in compensation, including salaries, commissions, and stock-based compensation, travel and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $3.2 million, primarily consisting of direct-to-patient initiatives, including TV advertisements which began airing in the second half of 2019. During the three months ended March 31, 2020, we refocused our direct-to-consumer marketing strategies by shifting from radio and TV in larger markets affected by COVID-19 towards more digital and TV in smaller markets. Further, our team has leveraged virtual tools and telemedicine to continue physician training and patient education. Other drivers of the increase to selling, general and administrative expenses included an increase of $0.3 million due to financial audit fees, insurance costs, and other corporate costs as well as out-sourced information technology services and facilities costs.
Other Income, Net
Other income, net decreased by $0.3 million, or 61.8%, to $0.2 million for the three months ended March 31, 2020 compared to $0.5 million for the three months ended March 31, 2019. This change was primarily due to a decrease in interest income of $0.4 million earned on our lower cash, cash equivalents and investments balances and a decrease of less than $0.1 million in interest expense under our credit facility and other expenses.

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

Liquidity and Capital Resources
Our sources of capital have historically been from public and private sales of our securities, sales of our Inspire system and borrowings under credit facilities.
As of March 31, 2020, we had cash, cash equivalents and investments of $141.9 million and an accumulated deficit of $196.4 million, compared to cash, cash equivalents and investments of $155.7 million and an accumulated deficit of $180.2 million as of December 31, 2019.
On April 16, 2020, we completed a follow-on offering that included our offer and sale of 2,300,000 shares of common stock at a public offering price of $58.00 per share. We received net proceeds of approximately $124.7 million after deducting underwriting discounts and commissions and offering expenses.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. However, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We may also seek liquidity through additional securities offerings or through borrowings under a new credit facility. We cannot assure investors that we will be able to obtain such financing on commercially reasonable terms if at all.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,775)	$(10,942)
Investing activities	67,241	15,956
Financing activities	787	(366)
Effect of exchange rate on cash	4	9
Net increase in cash and cash equivalents	$53,257	$4,657
Operating Activities
The net cash used in operating activities was $14.8 million for the three months ended March 31, 2020 and consisted of a net loss of $16.2 million, an increase in net operating assets of $1.7 million and non-cash charges of $3.1 million. The non-cash charges consisted of stock-based compensation, non-cash lease expense, depreciation and amortization, stock issued for services rendered, and accretion of the debt discount, offset by the non-cash income related to the accretion of the investment discount, and other, net. Operating assets includes inventories, which increased due to continued manufacturing of systems inventory while sales decreased due to the COVID-19 pandemic. Operating assets also include accounts receivable and prepaid expenses and other current assets which decreased due to decreased sales in March 2020 due to the COVID-19 pandemic. Operating liabilities, which includes accrued expenses, which decreased primarily due to the payment of accrued compensation as annual bonuses were paid and accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, including compensation and personnel-related costs.
The net cash used in operating activities was $10.9 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $8.3 million, an increase in net operating assets of $4.1 million and non-cash charges of $1.4 million. Net operating assets consisted primarily of accrued expenses, accounts payable, accounts receivable, inventories, and prepaid expenses and other current assets to support the growth of our operations. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expense, accretion of debt discount, depreciation and amortization, and stock issued for services rendered, offset by the non-cash income related to the accretion of the investment discount and other, net.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2020 was $67.2 million and consisted primarily of proceeds from sales or maturities of investments of $82.4 million, partially offset by purchases of investments of $14.9 million and purchases of property and equipment of $0.3 million.
Net cash provided by investing activities for the three months ended March 31, 2019 was $16.0 million and consisted primarily of proceeds from sales or maturities of short-term investments of $56.8 million, offset by purchases of short-term investments of $40.6 million and purchases of property and equipment of $0.3 million.
Financing Activities
Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2020 and consisted entirely of proceeds from the exercise of stock options.
Net cash used in financing activities was $0.4 million for the three months ended March 31, 2019 and consisted primarily of a $0.5 million final payment fee due upon the amendment of our credit facility, offset by $0.2 million in proceeds from the exercise of stock options.
Indebtedness
In August 2015, we entered into a loan and security agreement with Oxford Finance LLC ("Oxford Finance"), as lender and collateral agent. The loan and security agreement initially provided for a term A loan facility in the amount of $15.5 million, which was fully funded on the closing date, and a term B loan facility in an amount of at least $3.5 million but no more than $10.0 million, to be available in the future subject to our achievement of certain revenue milestones. We refer to our term A loan facility and our term loan B facility together as our credit facility. In February 2017, we amended the loan and security agreement to, among other things, increase borrowings under the term A loan facility by $1.0 million, increase the minimum amount of the term B loan facility to $5.0 million and reduce the maximum amount of the term B loan facility to $9.0 million. As of March 31, 2020, we had $24.5 million of outstanding borrowings under our credit facility. No borrowings remain available under this credit facility.
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
Borrowings under the facility are pre-payable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 2.0% if such borrowings are prepaid prior to March 27, 2021 and 1.0% if such borrowings are on or after March 27, 2021 and prior to maturity. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. The credit facility is secured by substantially all of our personal property other than our intellectual property. We were in compliance with all covenants under the credit facility as of March 31, 2020.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2020. Other than the adoption of ASU 2016-13 described in Note 2, no changes were made to our critical accounting policies during the period presented.
Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 and Note 4 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, such standards will not have a significant impact on our financial statements or do not otherwise apply to our operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our investments. If overall interest rates had decreased by 100 basis points during the three months ended March 31, 2020, our interest income would have decreased by approximately $0.4 million. We do not currently use or plan to use financial derivatives in our investment portfolio.
The interest rate for our outstanding debt is variable. If overall interest rates had increased by 100 basis points during the three months ended March 31, 2020 our interest expense would have increased by approximately $0.1 million.
Credit Risk, Foreign Currency Risk, and Inflation Risk
For market risks related to changes in credit, foreign currency and inflation, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposure to these risks has not materially changed from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including with respect to any changes implemented in response to the COVID-19 pandemic.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.
We are not party to any material legal proceedings.

Item 1A.    Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the risk factor set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Our business, financial condition, results of operations and growth could be significantly harmed by the effects of the COVID-19 pandemic.
We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted our business, results of operations and financial condition by significantly decreasing and delaying the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy, and we expect the COVID-19 pandemic to continue to negatively impact our business, results of operations and financial condition. The number of Inspire therapy procedures performed, similar to other elective surgical procedures, has significantly decreased as health care organizations in the United States and globally have prioritized the treatment of patients with COVID-19. For example, in the United

States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. Specifically, substantially all of our Inspire therapy procedures were postponed beginning in the second week of March and numerous other cases, which received prior authorization approval, were not able to be scheduled and therefore were also postponed. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, results of operations and financial condition while the pandemic continues. Further, once the pandemic subsides, we anticipate there will be substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking Inspire therapy procedures performed will have to navigate limited provider capacity. We believe this limited provider, hospital and ambulatory surgery center capacity could have a significant adverse effect on our business, results of operations and financial condition following the end of the pandemic.
Numerous state and local jurisdictions have imposed, and others in the future may impose, ‘‘shelter-in-place’’ orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in late March 2020, the governor of Minnesota, where our headquarters are located, issued ‘‘stay at home’’ orders limiting non-essential activities, travel and business operations which is currently expected to expire on May 18, 2020, subject to certain exceptions. Such orders or restrictions have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; inability of our suppliers to manufacture and test our Inspire therapy and its components and to deliver these on a timely basis, or at all; inventory shortages or obsolescence; delays in approvals by regulatory bodies; delays in ongoing preclinical trials; delays in operations at insurance agencies, which may impact timelines for the issuance of insurance coverage policies and local coverage determinations delays; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; delays in growing or reductions in our sales team, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our Inspire system. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Inspire systems sold after the pandemic has ended.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our significant operating losses, dependence on the Inspire therapy and achieving and maintaining adequate levels of coverage or reimbursement for our products.

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

Inspire Medical Systems, Inc.

Date:	May 5, 2020	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 5, 2020	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)