Form 10-Q
period 2020-09-30
Inspire Medical Systems, Inc.
filed 2020-11-02
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 or

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
(844) 672-4357
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 27, 2020, the registrant had 26,935,172 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial position, prospective products, product approvals, our expectations regarding the new American Medical Association reimbursement codes, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, and the plans and objectives of management for future operations are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$178,705	$22,860
Investments, short-term	55,932	126,605
Accounts receivable, net of allowance for credit losses of $42 and $48, respectively	21,101	13,131
Inventories	8,966	5,834
Prepaid expenses and other current assets	2,219	2,206
Total current assets	266,923	170,636
Investments, long-term	—	6,276
Property and equipment, net	4,309	3,045
Operating lease right-of-use asset	171	915
Other non-current assets	381	381
Total assets	$271,784	$181,253
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,743	$4,459
Accrued expenses	11,455	12,397
Total current liabilities	18,198	16,856
Notes payable	24,689	24,522
Other non-current liability	74	40
Total liabilities	42,961	41,418
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 26,920,845 and 24,107,350 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	27	24
Additional paid-in capital	458,586	319,865
Accumulated other comprehensive income	73	102
Accumulated deficit	(229,863)	(180,156)
Total stockholders' equity	228,823	139,835
Total liabilities and stockholders' equity	$271,784	$181,253

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$35,842	$20,862	$69,372	$55,144
Cost of goods sold	5,211	3,456	10,462	9,404
Gross profit	30,631	17,406	58,910	45,740
Operating expenses:
Research and development	7,307	3,623	18,807	9,072
Selling, general and administrative	33,216	22,434	89,249	62,272
Total operating expenses	40,523	26,057	108,056	71,344
Operating loss	(9,892)	(8,651)	(49,146)	(25,604)
Other expense (income):
Interest income	(125)	(903)	(1,015)	(3,025)
Interest expense	533	529	1,584	1,589
Other income, net	(2)	(30)	(83)	(5)
Total other expense (income)	406	(404)	486	(1,441)
Loss before income taxes	(10,298)	(8,247)	(49,632)	(24,163)
Income taxes	87	—	87	—
Net loss	(10,385)	(8,247)	(49,719)	(24,163)
Other comprehensive loss:
Unrealized (loss) gain on investments	(81)	39	(29)	142
Total comprehensive loss	$(10,466)	$(8,208)	$(49,748)	$(24,021)
Net loss per share, basic and diluted	$(0.39)	$(0.34)	$(1.93)	$(1.02)
Weighted average common shares used to compute net loss per share, basic and diluted	26,835,603	23,940,430	25,767,497	23,713,705

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	24,107,350	$24	$319,865	$102	$(180,156)	$139,835
Stock options exercised	254,142	—	787	—	—	787
Issuance of common stock	897	—	72	—	—	72
Stock-based compensation expense	—	—	2,749	—	—	2,749
Other comprehensive income	—	—	—	193	—	193
Adoption of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	—	12	12
Net loss	—	—	—	—	(16,245)	(16,245)
Balance at March 31, 2020	24,362,389	24	323,473	295	(196,389)	127,403
Stock options exercised	70,853	—	732	—	—	732
Issuance of common stock	1,119	—	73	—	—	73
Sale of common stock from follow-on public offering, net of offering expenses	2,300,000	3	124,651	—	—	124,654
Issuance of common stock for employee stock purchase plan	16,730	—	1,059	—	—	1,059
Stock-based compensation expense	—	—	2,903	—	—	2,903
Other comprehensive loss	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(23,089)	(23,089)
Balance at June 30, 2020	26,751,091	27	452,891	154	(219,478)	233,594
Stock options exercised	168,970	—	2,312	—	—	2,312
Issuance of common stock	784	—	72	—	—	72
Stock-based compensation expense	—	—	3,311	—	—	3,311
Other comprehensive income	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(10,385)	(10,385)
Balance at September 30, 2020	26,920,845	$27	$458,586	$73	$(229,863)	$228,823

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	23,401,675	$23	$310,941	$(52)	$(146,913)	$163,999
Stock options exercised	100,089	1	165	—	—	166
Issuance of common stock	1,246	—	58	—	—	58
Stock-based compensation expense	—	—	1,391	—	—	1,391
Other comprehensive income	—	—	—	68	—	68
Net loss	—	—	—	—	(8,266)	(8,266)
Balance at March 31, 2019	23,503,010	24	312,555	16	(155,179)	157,416
Stock options exercised	378,490	—	604	—	—	604
Issuance of common stock	1,043	—	58	—	—	58
Issuance of common stock for employee stock purchase plan	18,187	—	637	—	—	637
Stock-based compensation expense	—	—	1,389	—	—	1,389
Other comprehensive income	—	—	—	35	—	35
Net loss	—	—	—	—	(7,650)	(7,650)
Balance at June 30, 2019	23,900,730	24	315,243	51	(162,829)	152,489
Stock options and warrants exercised	136,791	—	191	—	—	191
Issuance of common stock	848	—	58	—	—	58
Stock-based compensation expense	—	—	1,524	—	—	1,524
Other comprehensive income	—	—	—	39	—	39
Net loss	—	—	—	—	(8,247)	(8,247)
Balance at September 30, 2019	24,038,369	$24	$317,016	$90	$(171,076)	$146,054

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(49,719)	$(24,163)
Adjustments to reconcile net loss:
Depreciation and amortization	587	342
Accretion of investment discount	(66)	(846)
Accretion of debt discount	166	214
Non-cash lease expense	743	665
Stock-based compensation expense	8,963	4,304
Non-cash stock issuance for services rendered	217	174
Other, net	(89)	(143)
Changes in operating assets and liabilities:
Accounts receivable	(7,921)	(4,378)
Inventories	(3,132)	(2,008)
Prepaid expenses and other current assets	(15)	(1,908)
Accounts payable	2,262	1,444
Accrued expenses and other liabilities	(931)	(467)
Net cash used in operating activities	(48,935)	(26,770)
Investing activities
Purchases of property and equipment	(1,851)	(2,297)
Purchases of investments	(52,721)	(143,524)
Proceeds from sales or maturities of investments	129,803	122,254
Net cash provided by (used in) investing activities	75,231	(23,567)
Financing activities
Payment of debt fees	—	(531)
Proceeds from the exercise of stock options	3,831	961
Proceeds from the sale of common stock	124,654	—
Proceeds from issuance of common stock from employee stock purchase plan	1,059	637
Net cash provided by financing activities	129,544	1,067
Effect of exchange rate on cash	5	26
Increase (decrease) in cash and cash equivalents	155,845	(49,244)
Cash and cash equivalents at beginning of period	22,860	97,288
Cash and cash equivalents at end of period	$178,705	$48,044
Supplemental cash flow information
Cash paid for interest	$1,422	$1,562

  The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only United States ("U.S.") Food and Drug Administration ("FDA") approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. Inspire therapy received premarket approval ("PMA") from the FDA in April 2014 and has been commercially available in certain European markets since November 2011. In June 2018, Japan's Ministry of Health, Labour and Welfare approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Japan. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Australia.

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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Foreign Currency
Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Foreign currency transaction gains and losses are included in other expense (income), net in the statements of operations and comprehensive loss. Assets and liabilities of foreign operations are remeasured at period-end exchange rates with the impacts of foreign currency remeasurement recognized in other expense (income), net in the statements of operations and comprehensive loss.
Investments
At September 30, 2020 and December 31, 2019, our short-term investments consisted of commercial paper, corporate bonds, asset-backed securities, and U.S. government securities which are classified as available-for-sale and had maturities less than one year. At December 31, 2019, our long-term investments consisted of corporate bonds. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income. We had $0.1 million of unrecognized income in accumulated other comprehensive income at both September 30, 2020 and December 31, 2019. Any realized gains and losses are calculated on the specific identification method and reported net in other expense (income). For both the three months ended September 30, 2020 and 2019, we recognized no realized gains, net. For the nine months ended September 30, 2020 and 2019, we recognized $0.1 million and $0 of realized gains, net, respectively.
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
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than two years. For non-U.S. government securities, we use a discounted cash flow approach to calculate expected credit losses using estimated default rates based upon historical loss data, current conditions, as well as expectations of future economic conditions. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at September 30, 2020.
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
U.S. government securities: Consists of U.S. government Treasury bills and notes with original maturities of less than two years. These are included as a Level 1 measurement in the tables below.
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of September 30, 2020 and December 31, 2019. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	September 30, 2020
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$170,076	$170,076	$—	$—
Total cash equivalents	170,076	170,076	—	—
Investments:
Commercial paper	$13,264	$—	$13,264	$—
Corporate bonds	6,579	—	6,579	—
U.S. government securities	36,089	36,089	—	—
Total investments	55,932	36,089	19,843	—
Total cash equivalents and investments	$226,008	$206,165	$19,843	$—

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

There were no transfers between levels during the periods ended September 30, 2020 and December 31, 2019.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable.
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of September 30, 2020 and December 31, 2019, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$960	$781
Finished goods	8,006	5,053
Total inventories, net of reserves	$8,966	$5,834
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was less than $0.1 million as of both September 30, 2020 and December 31, 2019.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	September 30, 2020	December 31, 2019
Computer equipment and software	$1,305	$790
Manufacturing equipment	2,141	1,050
Other equipment	209	68
Leasehold improvements	192	192
Construction in process	2,054	1,950
Property and equipment, cost	5,901	4,050
Less: accumulated depreciation and amortization	(1,592)	(1,005)
Property and equipment, net	$4,309	$3,045
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.2 million and $0.1 million for three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the nine months ended September 30, 2020 or 2019.
Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
Payroll related	$10,087	$10,304
Interest	155	160
Current operating lease liability	85	828
Other accrued expenses	1,128	1,105
Total accrued expenses	$11,455	$12,397
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $6.8 million and $4.7 million during the three months ended September 30, 2020 and 2019, and $18.2 million and $12.6 million during the nine months ended September 30, 2020 and 2019, respectively.

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
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As we have historically incurred operating losses, we have recorded a full valuation allowance against our net deferred tax assets, and there is no provision for income taxes other than minimal state taxes and an accrual for uncertain tax benefits. Our policy is to record interest and penalties expense related to uncertain tax positions as other expense in the statements of operations and comprehensive loss.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
3. Investments
Our investments are classified as available-for-sale and consist of the following:

	September 30, 2020
		Unrealized
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$13,264	$—	$—	$13,264
Corporate bonds	6,580	—	(1)	6,579
U.S. government securities	36,015	74	—	36,089
Short-term investments	$55,859	$74	$(1)	$55,932

	December 31, 2019
		Unrealized
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$14,214	$—	$—	$14,214
Corporate bonds	26,194	16	(2)	26,208
Asset-backed securities	8,097	5	(1)	8,101
U.S. government securities	78,017	65	—	78,082
Short-term investments	$126,522	$86	$(3)	$126,605
Long-Term:
Corporate bonds	$6,258	$18	$—	$6,276
Long-term investments	$6,258	$18	$—	$6,276
As of September 30, 2020 and December 31, 2019, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired at September 30, 2020. At the end of each reporting period, we evaluate potential credit impairment on available-for-sale securities in an unrealized loss position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written-down, and a reversal out of the valuation allowance occurs.

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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
The Statement of Cash Flows for the nine months ended September 30, 2019 includes non-cash lease expense, which was reclassified to conform to the current presentation.
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
The following table presents the lease balances within the balance sheets:

Leases	Classification	September 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use asset	$171	$915
Liabilities
Operating	Accrued expenses	$85	$828

As of September 30, 2020, the remaining lease term was 0.2 years and the discount rate was 8.0%. The operating cash outflows from our operating leases were $0.3 million for each of the three months ended September 30, 2020 and 2019, and $0.8 million for each of the nine months ended September 30, 2020 and 2019.

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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of September 30, 2020.
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
As of September 30, 2020, there were 2,781,454 shares reserved for issuance under the 2018 Plan, of which 1,121,793 shares were available for issuance. Prior to the IPO, the exercise price of stock options represented fair value of the common stock at the time of issuance and was determined by the board of directors with the assistance of a third-party valuation specialist. Post-IPO, options are granted at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options granted to employees include a four-year service period and 25% vest after the first year of service and the remainder vest in equal installments over the next 36 months of service. The stock options granted to the board of directors vest in one, two or three equal annual installments, in each case, subject to the director's continuous service through the applicable vesting date. The stock options have a contractual life of ten years.
A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	2,844,164	$30.41	7.9	$124,585
Granted	214,690	$85.03
Exercised	(493,965)	$7.76		$35,400
Forfeited	(50,088)	$40.11
Outstanding at September 30, 2020	2,514,801	$39.33	7.7	$225,640
Exercisable at September 30, 2020	1,098,248	$16.30	6.3	$123,823
Total stock-based compensation recognized, before taxes, during the three and nine months ended September 30, 2020 and 2019, is as follows:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of goods sold	$36	$33	$122	$85
Research and development	535	168	1,252	492
Selling, general and administrative	2,740	1,323	7,589	3,727
Total stock-based compensation	$3,311	$1,524	$8,963	$4,304
As of September 30, 2020, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2024 related to unvested employee and non-employee director stock-based awards is $32.9 million, and the weighted average period over which the unearned stock-based compensation is expected to be recognized is 2.6 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.
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
The fair value of options granted to employees and non-employee directors during the nine months ended September 30, 2020 and 2019 was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2020	2019
Expected life (years)	5.50 - 6.25	5.50 - 6.25
Expected volatility	42.3 - 49.3%	47.7 - 50.6%
Risk-free interest rate	0.36 - 1.42%	1.55 - 2.63%
Dividend yield	0.0%	0.0%
Weighted average fair value	$38.33	$29.30
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
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. On June 30, 2020, 16,730 shares were purchased under the ESPP, utilizing $1.1 million of employee contributions. As of September 30, 2020, 598,698 shares were available for future issuance under the ESPP. The current purchase period under the ESPP began on July 1, 2020 and ends December 31, 2020. We recognized stock-based compensation expense associated with the ESPP of $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

8. Income Taxes
At both September 30, 2020 and 2019, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $0.1 million in the three and nine months ended September 30, 2020, compared to $0 in the three and nine months ended September 30, 2019. Income tax expense in the three and nine months ended September 30, 2020 reflects minimal state income tax expense and an accrual for uncertain tax benefits.

We filed our 2019 U.S. federal income tax return during the third quarter of 2020. Considering provision to return true-ups, our gross federal net operating loss carryforward as of December 31, 2019 was $165.0 million, which will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $347.1 million that include net operating losses will begin to expire in 2028. We also have gross research and development credit carryforwards of $2.8 million as of December 31, 2019, which will expire at various dates beginning in 2033.
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
We had less than $0.1 million of gross unrecognized tax benefits as of September 30, 2020 and December 31, 2019.
We file income tax returns in the applicable jurisdictions. The 2016 to 2019 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.

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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization. Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$33,121	$18,646	$63,379	$48,755
Europe	2,721	2,216	5,993	6,389
Total revenue	$35,842	$20,862	$69,372	$55,144
All of our long-lived assets are located in the U.S.

10. Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares, consisting of common stock options, were antidilutive in those periods.
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computations of diluted shares outstanding because such securities have an antidilutive impact due to losses reported:

	September 30,
	2020	2019
Common stock options outstanding	2,514,801	2,338,348

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of November 2, 2020, we have secured positive coverage policies with 59 U.S. commercial payors, including most large national commercial insurers, covering approximately 207 million lives in the U.S. In addition, all seven Medicare Administrative Contractors ("MACs") published final policies in 2020 covering Inspire therapy. Each MAC also assigned a surgeon reimbursement of approximately $450 for the procedure to implant the pressure sensor (add-on CPT code +0466T). At the October 2020 American Medical Association meeting, a new Category I CPT code specifically for hypoglossal nerve stimulation was approved. This new code includes all elements of the Inspire system, including the neurostimulator, stimulation lead and sensing lead. With this approval, a formal survey will be conducted to determine the surgeon reimbursement levels. The results of this survey are expected to be announced in July 2021, with the formal code expected to be published in January 2022. A Category I code was also approved for Drug-Induced Sleep Endoscopy, which is the final procedure to determine which patients are appropriate for Inspire therapy. These two new codes are expected to have a positive impact on surgeon reimbursement levels, while not changing the hospital or surgical center payment. In June 2018, Japan’s Ministry of Health, Labour and

Welfare approved our Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement in Japan. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement in Australia. For the nine months ended September 30, 2020, 91.4% of our revenue was derived in the U.S. and 8.6% was derived in Europe. No single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2020.
Our patient engagement efforts during the first half of 2020 included refocused direct-to-consumer marketing strategies, which initially included a shift from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, and continuing in the third quarter of 2020, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. Further, our team has leveraged virtual tools, such as the new Inspire Sleep app released during the second quarter of 2020, and telemedicine to continue physician training and patient education.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility, the initial public offering of our common stock that closed in May 2018 (our "IPO") and the offerings of our common stock that closed in December 2018 and April 2020 (our "follow-on offerings"). We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended September 30, 2020, we generated revenue of $35.8 million with a gross margin of 85.5% and had a net loss of $10.4 million compared to revenue of $20.9 million with a gross margin of 83.4% and a net loss of $8.2 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we generated revenue of $69.4 million with a gross margin of 84.9% and had a net loss of $49.7 million compared to revenue of $55.1 million with a gross margin of 82.9% and a net loss of $24.2 million for the nine months ended September 30, 2019. Our accumulated deficit as of September 30, 2020 was $229.9 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We also continue to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-patient marketing efforts in existing and new markets throughout the U.S. and in Europe. In the three months ended September 30, 2020, we continued to train new U.S. medical centers and activated 42 centers bringing the total to 370 U.S. medical centers implanting Inspire therapy as of September 30, 2020. Additionally, we created seven new territories during the three months ended September 30, 2020, bringing the total to 98 U.S. territories as of September 30, 2020. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as Europe, Japan, and Australia. For example, in April 2020, we received FDA approval for an expanded age-range for Inspire therapy to include 18 to 21 year old patients, and in August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA. Because of these and other factors, we expect to continue to incur net losses for the next several years, and we expect to require substantial additional funding, which may include future equity and debt financings.

Outlook
We expect the COVID-19 pandemic to continue to adversely impact our revenue due to decreases and delays in the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy. Beginning in the second week of March 2020, substantially all of the scheduled Inspire therapy procedures were postponed and numerous other authorized cases were unable to be scheduled. During April 2020, the widespread shutdown in elective surgical procedures continued. Beginning in May 2020, surgical volumes began increasing steadily, with most implanting centers performing procedures by October 2020. A portion of the second and third quarter 2020 procedures performed were those rescheduled from the first half of 2020, and, as a result of which, the initial backlog of postponed cases has largely been eliminated. The resurgence of COVID-19 in various U.S. regions has, and will likely continue to, adversely impact our procedure volumes.
In response to the spread of COVID-19 and in line with recommendations from federal and local government and healthcare agencies, we transitioned employees, except for those deemed essential to key aspects of our business, to a remote work environment. Beginning in May 2020, our corporate office re-opened with strict sanitation and physical distancing protocols, although many corporate employees continue to work remotely as a heightened precautionary measure. Additionally, our field staff continues to primarily work remotely and must adhere to the respective hospital's and ASC's COVID-19 protocols when visiting centers. During the period during which surgical procedures were significantly limited, we identified and implemented innovative solutions to support patients who have Inspire therapy, as well as continued to educate patients who may be struggling with their sleep apnea. Patients continue to reach out to learn more about the therapy and get connected to a healthcare provider, and we are supporting this interaction through the use of several virtual tools, including the new Inspire Sleep app, and telemedicine. We are also not expecting any material changes to our headcount and are continuing with our planned expansion in recruiting Territory Managers and sales support roles.
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
Revenue for the three and nine months ended September 30, 2020 was negatively impacted due to the global pandemic associated with COVID-19. Specifically, in March 2020, healthcare facilities and clinics began restricting access to their clinicians, reducing patient consultations and treatments or temporarily closing their facilities. As a result, beginning in the second week of March 2020, substantially all of our then-scheduled Inspire therapy procedures were postponed, and numerous other cases with prior authorization could not be scheduled and were, therefore, also postponed. During April 2020, the widespread shutdown in elective surgical procedures continued, with surgical volumes increasing in May and even further in June, yet still remaining below pre-COVID-19 levels. By the end of the third quarter of 2020, most implanting centers had resumed procedures. A portion of the second and third quarter 2020 procedures performed were rescheduled from the first half of 2020, and, as a result of which, the backlog of postponed cases has largely been eliminated.
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
Other Expense (Income), Net
Other expense (income), net consists primarily of interest expense payable under our credit facility and interest income.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Revenue	$35,842	$20,862	$14,980	71.8%	$69,372	$55,144	$14,228	25.8%
Cost of goods sold	5,211	3,456	1,755	50.8%	10,462	9,404	1,058	11.3%
Gross profit	30,631	17,406	13,225	76.0%	58,910	45,740	13,170	28.8%
Gross margin	85.5%	83.4%			84.9%	82.9%
Operating expenses:
Research and development	7,307	3,623	3,684	101.7%	18,807	9,072	9,735	107.3%
Selling, general and administrative	33,216	22,434	10,782	48.1%	89,249	62,272	26,977	43.3%
Total operating expenses	40,523	26,057	14,466	55.5%	108,056	71,344	36,712	51.5%
Operating loss	(9,892)	(8,651)	(1,241)	14.3%	(49,146)	(25,604)	(23,542)	91.9%
Other expense (income), net	406	(404)	810	(200.5)%	486	(1,441)	1,927	(133.7)%
Loss before income taxes	(10,298)	(8,247)	(2,051)	24.9%	(49,632)	(24,163)	(25,469)	105.4%
Income taxes	87	—	87	n/a	87	—	87	n/a
Net loss	$(10,385)	$(8,247)	$(2,138)	25.9%	$(49,719)	$(24,163)	$(25,556)	105.8%

Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue
Revenue increased $15.0 million, or 71.8%, to $35.8 million for the three months ended September 30, 2020 compared to $20.9 million for the three months ended September 30, 2019. The increase was attributable to a $14.5 million increase in sales of our Inspire system in the U.S. and an increase of $0.5 million in Europe, primarily in Germany. Beginning in March 2020, our revenue growth in the U.S. and Europe has been impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19. As a result, beginning in the second week of March 2020, substantially all of our Inspire therapy procedures were postponed and numerous other cases, which had received prior authorization, were not able to be scheduled and, therefore were also postponed. During the second quarter, the widespread shutdown in elective surgical procedures continued, with surgical volumes increasing in May and even further in June, yet still remaining below pre-COVID-19 levels. During the third quarter 2020, surgical volumes increased steadily, but remained negatively impacted by the COVID-19 pandemic, and the backlog of cases from the first half of 2020 was largely eliminated.
Revenue information by region is summarized as follows:

	Three Months Ended September 30,
	2020		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$33,121	92.4%	$18,646	89.4%	$14,475	77.6%
Europe	2,721	7.6%	2,216	10.6%	505	22.8%
Total revenue	$35,842	100.0%	$20,862	100.0%	$14,980	71.8%
Revenue generated in the U.S. was $33.1 million for the three months ended September 30, 2020, an increase of $14.5 million, or 77.6%, compared to the three months ended September 30, 2019. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, the expansion of our U.S. sales representatives into new territories, increased physician and patient awareness of our Inspire system, a greater number of prior authorization approvals, additional positive coverage policies and the rescheduling of procedures previously delayed due to COVID-19. The growth was somewhat mitigated by continuing impacts from the COVID-19 pandemic.
Revenue generated in Europe was $2.7 million in the three months ended September 30, 2020, an increase of $0.5 million, or 22.8%, compared to the three months ended September 30, 2019. Revenue growth in Europe was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system. The growth was somewhat offset by impacts from the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $1.7 million, or 50.8%, to $5.2 million for the three months ended September 30, 2020 compared to $3.5 million for the three months ended September 30, 2019. The increase was primarily due to increased purchases of manufactured products due to higher sales volume of our Inspire system.
Gross margin increased to 85.5% for the three months ended September 30, 2020 compared to 83.4% for the three months ended September 30, 2019. Gross margin for the three months ended September 30, 2020 was higher primarily due to manufacturing efficiencies.
Research and Development Expenses
Research and development expenses increased $3.7 million, or 101.7%, to $7.3 million for the three months ended September 30, 2020 compared to $3.6 million for the three months ended September 30, 2019. This change was primarily due to an increase of $3.1 million for ongoing research and development costs, including ongoing development of the next generation Inspire therapy system and $0.7 million of compensation and employee-related expenses, mainly as a result of increased headcount, partially offset by a decrease of $0.1 million of regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10.8 million, or 48.1%, to $33.2 million for the three months ended September 30, 2020 compared to $22.4 million for the three months ended September 30, 2019. The primary driver of this increase was an increase of $8.4 million in compensation, including salaries, commissions, and stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount, offset by a decrease of $0.7 million of travel expenses not incurred due to the COVID-19 pandemic. In addition, marketing expenses increased $2.9 million, primarily consisting of direct-to-patient initiatives, including TV advertisements. During the three months ended September 30, 2020, we continued to leverage virtual tools, including the new Inspire Sleep app released in the second quarter of 2020, and telemedicine to continue physician training and patient education. Other drivers of the increase to selling, general and administrative expenses included an increase of $0.2 million due to insurance costs, financial audit fees, consulting fees and information technology supplies and equipment.

Other Expense (Income), Net
Other expense (income), net decreased by $0.8 million, or 200.5%, to $0.4 million of expense, net for the three months ended September 30, 2020 compared to $0.4 million of income for the three months ended September 30, 2019. This change was primarily due to a decrease in interest income of $0.8 million earned on our cash, cash equivalents and investments balances due to lower interest rates.
Income Taxes
We recorded a $0.1 million provision for income taxes for the three months ended September 30, 2020 compared to $0.0 million for the three months ended September 30, 2019. This increase was due to state income tax expense and an accrual for uncertain tax benefits.

Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue
Revenue increased $14.2 million, or 25.8%, to $69.4 million for the nine months ended September 30, 2020 compared to $55.1 million for the nine months ended September 30, 2019. The net increase was attributable to a $14.6 million increase in sales of our Inspire system in the U.S, partially offset by a decrease of $0.4 million in Europe. Beginning in March 2020, our revenue growth in the U.S. and Europe has been impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19. As a result, beginning in the second week of March 2020, substantially all of our Inspire therapy procedures were postponed and numerous other cases, which had received prior authorization, were not able to be scheduled and, therefore were also postponed. During the second quarter 2020, the widespread shutdown in elective surgical procedures continued, with surgical volumes increasing in May and even further in June, yet still remaining below pre-COVID-19 levels. During the third quarter 2020, surgical volumes increased steadily, but remained negatively impacted by the COVID-19 pandemic, and the backlog of postponed cases from the first half of 2020 was largely eliminated.
Revenue information by region is summarized as follows:

	Nine Months Ended September 30,
	2020		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$63,379	91.4%	$48,755	88.4%	$14,624	30.0%
Europe	5,993	8.6%	6,389	11.6%	(396)	(6.2)%
Total revenue	$69,372	100.0%	$55,144	100.0%	$14,228	25.8%
Revenue generated in the U.S. was $63.4 million for the nine months ended September 30, 2020, an increase of $14.6 million, or 30.0%, compared to the nine months ended September 30, 2019. Revenue growth in the U.S. was due to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, a greater number of prior authorization approvals, additional positive coverage policies and, to a lesser extent, an increase in our average selling price as a result of the introduction of the new sensing lead on the Inspire system to the U.S. market in February 2019. As noted above, U.S. revenue for the nine months ended September 30, 2020 was negatively impacted by the COVID-19 pandemic.
Revenue generated in Europe was $6.0 million in the nine months ended September 30, 2020, a decrease of $0.4 million, or 6.2%, compared to the nine months ended September 30, 2019. The revenue decline in Europe was due to impacts from the COVID-19 pandemic.

Cost of Goods Sold and Gross Margin
Cost of goods sold increased $1.1 million, or 11.3%, to $10.5 million for the nine months ended September 30, 2020 compared to $9.4 million for the nine months ended September 30, 2019. The increase was primarily due to increased purchases of manufactured products due to higher sales volume of our Inspire system.
Gross margin increased to 84.9% for the nine months ended September 30, 2020 compared to 82.9% for the nine months ended September 30, 2019. Gross margin for the nine months ended September 30, 2020 was higher primarily due to manufacturing efficiencies.
Research and Development Expenses
Research and development expenses increased $9.7 million, or 107.3%, to $18.8 million for the nine months ended September 30, 2020 compared to $9.1 million for the nine months ended September 30, 2019. This change was primarily due to an increase of $7.6 million for ongoing research and development costs, including ongoing development of the next generation Inspire therapy system, $2.0 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and $0.1 million of regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $27.0 million, or 43.3%, to $89.2 million for the nine months ended September 30, 2020 compared to $62.3 million for the nine months ended September 30, 2019. The primary driver of this increase was an increase of $20.4 million in compensation, including salaries, commissions, and stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount, offset by a decrease of $1.7 million of travel expenses not incurred due to the COVID-19 pandemic. In addition, marketing expenses increased $7.1 million, primarily consisting of direct-to-patient initiatives, including TV advertisements which began airing in the second half of 2019. During the nine months ended September 30, 2020, we initially refocused our direct-to-consumer marketing strategies by shifting from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. Further, our team leveraged virtual tools, including the new Inspire Sleep app released in the second quarter of 2020, and telemedicine to continue physician training and patient education. Other drivers of the increase to selling, general and administrative expenses included an increase of $1.2 million due to insurance costs, financial audit fees, consulting fees and information technology supplies and equipment.
Other Expense (Income), Net
Other expense (income), net decreased by $1.9 million, or 133.7%, to $0.5 million of expense, net for the nine months ended September 30, 2020 compared to $1.4 million of income for the nine months ended September 30, 2019. This change was primarily due to a decrease of $2.0 million in interest income due to lower interest rates on our cash, cash equivalents and investments balances, partially offset by a $0.1 million increase in gains on investments.
Income Taxes
We recorded a $0.1 million provision for income taxes for the nine months ended September 30, 2020 compared to $0.0 million for the nine months ended September 30, 2019. This increase was due to state income tax expense and an accrual for uncertain tax benefits.

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
As of September 30, 2020, we had cash, cash equivalents and investments of $234.6 million and an accumulated deficit of $229.9 million, compared to cash, cash equivalents and investments of $155.7 million and an accumulated deficit of $180.2 million as of December 31, 2019.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(48,935)	$(26,770)
Investing activities	75,231	(23,567)
Financing activities	129,544	1,067
Effect of exchange rate on cash	5	26
Net increase (decrease) in cash and cash equivalents	$155,845	$(49,244)
Operating Activities
The net cash used in operating activities was $48.9 million for the nine months ended September 30, 2020 and consisted of a net loss of $49.7 million, a decrease in net operating assets of $9.7 million and an increase in non-cash charges of $10.5 million. The non-cash charges consisted of stock-based compensation, non-cash lease expense, depreciation and amortization, stock issued for services rendered, and accretion of the debt discount, offset by the non-cash income related to the accretion of the investment discount, and other, net. Operating assets includes accounts receivable, which increased due to higher sales, and inventories, which increased due to continued manufacturing of systems inventory. Operating liabilities includes accrued expenses, which decreased primarily due to the payment of accrued compensation as annual bonuses were paid during the first quarter of 2020. Operating liabilities also includes accounts payable, which increased generally due to the costs to support the growth of our operations, including compensation and personnel-related costs.

The net cash used in operating activities was $26.8 million for the nine months ended September 30, 2019 and consisted of a net loss of $24.2 million, an increase in net operating assets of $7.3 million and non-cash charges of $4.7 million. Net operating assets consisted of accounts receivable, inventories, accounts payable, prepaid expenses and other current assets, and accrued expenses to support the growth of our operations. Non-cash charges consisted of stock-based compensation, accretion of the debt discount, stock issued for services rendered, and depreciation and amortization, offset by the non-cash income related to the accretion of the investment discount, and other, net. These changes generally were driven by our increased revenues year-over-year, which resulted in increases to accounts receivable, inventories, prepaid expenses and other expenditures, including compensation and personnel-related costs.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2020 was $75.2 million and consisted primarily of proceeds from sales or maturities of investments of $129.8 million, partially offset by purchases of investments of $52.7 million and purchases of property and equipment of $1.9 million.
Net cash used in investing activities for the nine months ended September 30, 2019 was $23.6 million and consisted primarily of purchases of investments of $143.5 million, partially offset by proceeds from sales or maturities of investments of $122.3 million. Purchases of property and equipment, net were $2.3 million.
Financing Activities
Net cash provided by financing activities was $129.5 million for the nine months ended September 30, 2020 and consisted primarily of $124.7 million in proceeds from our follow-on offering in April 2020. Proceeds from the exercise of stock options of $3.8 million and proceeds from the issuance of common stock from our ESPP of $1.1 million made up the remainder of the cash provided by financing activities.
Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2019 and consisted of $1.0 million in proceeds from the exercise of stock options and warrants, and $0.6 million in proceeds from the issuance of common stock from the employee stock purchase plan, partially offset by a $0.5 million final payment fee due upon the amendment of our credit facility.
Indebtedness
In August 2015, we entered into a loan and security agreement with Oxford Finance LLC ("Oxford Finance"), as lender and collateral agent. The loan and security agreement initially provided for a term A loan facility in the amount of $15.5 million, which was fully funded on the closing date, and a term B loan facility in an amount of at least $3.5 million but no more than $10.0 million, to be available in the future subject to our achievement of certain revenue milestones. We refer to our term A loan facility and our term loan B facility together as our credit facility. In February 2017, we amended the loan and security agreement to, among other things, increase borrowings under the term A loan facility by $1.0 million, increase the minimum amount of the term B loan facility to $5.0 million and reduce the maximum amount of the term B loan facility to $9.0 million. As of September 30, 2020, we had $24.5 million of outstanding borrowings under our credit facility. No borrowings remain available under this credit facility.
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

Borrowings under the facility are pre-payable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment, subject to a prepayment fee of 2.0% if such borrowings are prepaid prior to March 27, 2021 and 1.0% if such borrowings are on or after March 27, 2021 and prior to maturity. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. The credit facility is secured by substantially all of our personal property other than our intellectual property. We were in compliance with all covenants under the credit facility as of September 30, 2020.

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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2020. Other than the adoption of ASU 2016-13 described in Note 2, no changes were made to our critical accounting policies during the periods presented.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our investments. If overall interest rates had decreased by 100 basis points during the nine months ended September 30, 2020, our interest income would have decreased by approximately $1.5 million. We do not currently use or plan to use financial derivatives in our investment portfolio.
The interest rate for our outstanding debt is variable. If overall interest rates had increased by 100 basis points during the nine months ended September 30, 2020 our interest expense would have increased by approximately $0.4 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including with respect to any changes implemented in response to the COVID-19 pandemic.

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
We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. In 2020, a novel strain of coronavirus, SARS-CoV-2, and the resulting disease COVID-19, has spread around the world and to all 50 states within the United States. The COVID-19 pandemic has negatively impacted our business, results of operations and financial condition by significantly decreasing and delaying the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy, and we expect the COVID-19 pandemic to continue to negatively impact our business, results of operations and financial condition. The number of Inspire therapy procedures performed, similar to other elective surgical procedures, has significantly decreased as health care organizations in the United States and globally have prioritized the treatment of patients with COVID-19. For example, in March 2020 in the United States, governmental authorities began recommending, and in certain cases requiring, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. Specifically, substantially all of our Inspire therapy procedures were postponed beginning in the second week of March and numerous other cases, which received prior authorization approval, were not able to be scheduled and therefore were also postponed. During April 2020, the widespread shutdown in elective surgical procedures continued, with surgical volumes increasing in May and even further in June, yet still remaining below pre-COVID-19 levels. During the third quarter 2020, surgical volumes increased steadily, although there is no guarantee this will continue. The COVID-19 pandemic will likely continue to adversely impact our procedure volumes. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, results of operations and financial condition while the pandemic continues. Further, if there are additional government mandated or recommended cancellations of elective surgical procedures, this could create in the future a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking Inspire therapy procedures performed will have to navigate limited provider capacity. We believe this limited provider, hospital and ambulatory surgery center capacity could have a significant adverse effect on our business, results of operations and financial condition.
Numerous state and local jurisdictions have imposed, and others in the future may impose, ‘‘shelter-in-place’’ orders, quarantines, social distancing requirements, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. In late March 2020, the governor of Minnesota, where our headquarters are located, issued ‘‘stay at home’’ orders and other orders limiting non-essential activities, travel and business operations. Such orders or restrictions resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Although such orders have been lifted, various disruptions remain ongoing. These disruptions (and potential disruptions) continue to include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; inability of our suppliers to manufacture and test our Inspire therapy and its components and to deliver these on a timely basis, or at all; inventory shortages or obsolescence; delays in approvals by regulatory bodies; delays in ongoing preclinical trials; delays in operations at insurance agencies, which may impact timelines for the issuance of insurance coverage policies and local coverage determinations delays; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; delays in growing or reductions in our sales team, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our Inspire system. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19, future waves of infection, and the actions to contain COVID-19 or treat its impact, among others.
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

Inspire Medical Systems, Inc.

Date:	November 2, 2020	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 2, 2020	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)