Form 10-K
period 2020-12-31
Inspire Medical Systems, Inc.
filed 2021-02-24
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38468

Inspire Medical Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1377674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5500 Wayzata Blvd., Suite 1600 Golden Valley, MN	55416
(Address of principal executive offices)	(Zip Code)
(844) 672-4357
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.001 par value	INSP	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $2,229,464,061, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on such date.
As of February 16, 2021, the registrant had 27,128,567 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial position, prospective products, product approvals, our expectations regarding the new American Medical Association reimbursement codes, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, and the plans and objectives of management for future operations.
In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to the factors described in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
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

Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•our history of operating losses and dependency on our Inspire system for revenues;
•commercial success and market acceptance of our Inspire therapy;
•our ability to achieve and maintain adequate levels of coverage or reimbursement for our Inspire system or any future products we may seek to commercialize;
•competitive companies and technologies in our industry;
•the impact on our business, financial condition, and results of operation from the ongoing and global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease;

•our ability to expand our indications and develop and commercialize additional products and enhancements to our Inspire system;
•future results of operations, financial position, research and development costs, capital requirements, and our needs for additional financing;
•our ability to forecast customer demand for our Inspire system and manage our inventory;
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
•our ability to successfully integrate any acquired business, products or technologies;
•changes in global macroeconomic conditions;
•any failure of key information technology systems, processes or sites or damage to or inability to access our physical facilities;
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
•our ability to establish and maintain intellectual property protection for our Inspire therapy and system or avoid claims of infringement; and
•risks related to our common stock.

PART I

Item 1. Business.
Overview
We are a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. A significant body of clinical data, which includes a publication in the New England Journal of Medicine and more than 150 peer-reviewed publications, supports the safety and efficacy of Inspire therapy. Inspire therapy received premarket approval ("PMA") from the FDA in April 2014 and has been commercially available in certain European markets since November 2011. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the United States ("U.S.") must have been confirmed to fail or be unable to tolerate positive airway pressure ("PAP") treatments, such as continuous positive airway pressure ("CPAP"), and be 18 years of age or older, though there are no similar requirements for patients in Europe. Physicians have treated more than 12,500 patients with Inspire therapy at over 495 medical centers across the U.S. and Europe.
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
The results from multiple clinical trials, which include four sponsored and more than 40 independent clinical studies that evaluated approximately 2,500 patients, have shown that our Inspire therapy provides statistically significant and sustained reduction in the severity of patients’ OSA, improvement in sleep-related quality of life and reduction in snoring, as well as high patient compliance rates and a strong safety profile.
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
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe through a direct sales organization. As of December 31, 2020, we had 107 sales territories in the U.S. and nine in Europe. Our direct sales force engages in sales efforts and promotional activities focused on ear, nose and throat ("ENT") physicians, and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy.
Our customers are generally reimbursed for the cost of patient treatment by various third-party payors, such as commercial insurance providers and Medicare. As of February 23, 2021, we have secured positive coverage policies with 63 U.S. commercial payors, including most large national commercial insurers, encompassing approximately 220 million covered lives in the U.S. We are in active discussions with commercial insurers to establish additional positive coverage policies and modify existing positive coverage policies to support reimbursement of Inspire therapy. In parallel, a subset of our 16 person reimbursement team, which we refer to as our market access team, is focused on assisting patients and physicians in obtaining appropriate prior authorization approvals from commercial payors on a case-by-case basis in advance of treatment with our Inspire therapy. In addition, all seven Medicare Administrative Contractors ("MACs") published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met. We also have a U.S. government contract for patients who are treated by the Veterans Health Administration.
The procedure performed to implant our device is currently described for billing purposes using a Category I Current Procedural Terminology (“CPT”) code (64568), which is used in conjunction with a temporary Category III CPT code (0466T). At the October 2020 American Medical Association (“AMA”) CPT Editorial Panel meeting, the AMA approved the creation of new Category I CPT codes to separately identify hypoglossal nerve stimulator services. A Category I code was also approved for Drug-Induced Sleep Endoscopy, which is the final procedure to determine which patients are appropriate for Inspire therapy. These new codes are scheduled to go into effect beginning January 1, 2022. With these approvals, a formal survey will be conducted to determine the Medicare reimbursement levels assigned to each code. The results of this survey are expected to be announced in July 2021 and reviewed by the Centers for Medicare and Medicaid Services (“CMS”) in conjunction with the annual Medicare Physician Fee Schedule rulemaking cycle.

We generated revenue of $115.4 million, with a gross margin of 84.7% and a net loss of $57.2 million, for the fiscal year ended December 31, 2020, compared to revenue of $82.1 million, with a gross margin of 83.4% and a net loss of $33.2 million, for the fiscal year ended December 31, 2019, and revenue of $50.6 million, with a gross margin of 80.1% and a net loss of $21.8 million, for the fiscal year ended December 31, 2018. Our accumulated deficit as of December 31, 2020 was $237.3 million.
Our Competitive Strengths
We believe the continued growth of our company will be driven by the following competitive strengths:
•First to market with an innovative, closed-loop, minimally invasive solution. We have developed the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for patients with moderate to severe OSA who have been confirmed to fail or cannot tolerate PAP treatments, such as CPAP. We received a PMA from the FDA in April 2014 for our Inspire therapy. Unlike CPAP, which is limited by low patient compliance primarily due to patient discomfort with the mask or device, our innovative, closed-loop, minimally invasive solution is designed to provide comfort and convenience, resulting in high compliance for patients with moderate to severe OSA. We believe we have a significant first mover advantage and momentum over future competitors, as physicians have treated more than 12,500 patients with Inspire therapy.
•Significant body of strong clinical data. We have developed a significant body of clinical data that demonstrates the safety and effectiveness, therapy adherence, and long-term sustained benefits of our Inspire therapy. The benefits of treatment with Inspire therapy have been consistent across four sponsored and more than 40 independent clinical studies that evaluated approximately 2,500 patients, and have been highlighted in more than 150 peer-reviewed publications. Data reported in these clinical studies also demonstrated a high level of overall patient satisfaction. We believe this favorable data provides us with a significant competitive advantage and will continue to support increased adoption of our Inspire therapy.
•Holistic and targeted approach to market development and patient engagement. We have established a methodical approach to market development which centers on active engagement across three key stakeholders in the OSA treatment paradigm: physicians, sleep centers, and patients. Our sales force is focused on building long-lasting relationships with ENT physicians and sleep centers as we support physicians through all aspects of a case-from diagnosis to surgical support to patient follow-up. In addition, we are highlighting our compelling clinical data set and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with a strong direct-to-consumer marketing initiative that further drives demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy. We are confident that this holistic approach to engagement across multiple constituents will continue to drive increased awareness of and demand for our Inspire therapy.
•Dedicated team focused on providing market access for patients and providers. We have a highly efficient approach to advance patients, once identified, to placement of the Inspire system. Our dedicated market access team helps patients and providers work with payors to secure the appropriate prior authorization approvals in advance of initial treatment. In addition, this team proactively works with payors to establish positive coverage policies by highlighting the compelling clinical data and the value of our Inspire therapy. This highly leverageable team has been successful in helping to secure reimbursement from hundreds of commercial payors to date, and positive coverage policies from 63 U.S. commercial payors, including most large national payors.
•Strong research and development capabilities and comprehensive intellectual property portfolio. Our commitment to driving innovation has allowed us to achieve continuous, significant improvements of our Inspire therapy. For example, in the U.S., in July 2017, and in Europe, in May 2018, we launched the fourth generation of our Inspire system, with a neurostimulator that is 40% smaller and 18% thinner than the neurostimulator in the previous generation, while maintaining an approximate 11-year battery life without needing to be recharged. Patients treated with this fourth generation device may now undergo an

MRI scan of the head or extremities. In October 2018, the first implant of our new sensing lead was successfully completed in Germany, and in January 2019, the FDA approved the new sensing lead. This new lead has a significantly smaller profile, including a reduction in diameter of 49%, as compared to the prior design, and is intended to improve the patient’s comfort. It also incorporates several features to enable easier implanting and potentially reduce surgical time for an ENT surgeon. We have a comprehensive patent portfolio to protect our intellectual property and technology, with rights as of December 31, 2020 to 34 issued U.S. patents, 29 issued foreign patents, 48 pending U.S. patent applications, and 60 pending foreign patent applications that cover aspects of our Inspire system and future product concepts.
Our Strategy
Our goal is to be a global leader in providing clinically proven innovative solutions that improve sleep, quality of life, and health of patients with moderate to severe OSA. We believe the following strategies will play a critical role in achieving this goal and our future growth:
•Promote awareness among patients, ENT physicians, sleep centers, and referring physicians. We believe that many patients who have failed or cannot tolerate CPAP are unaware of our Inspire therapy as a safe and effective alternative treatment for moderate to severe OSA. We intend to continue to promote awareness of our therapy through training and educating ENT physicians, sleep centers, key opinion leaders, and various medical societies on the proven clinical benefits of Inspire therapy. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals and online, and to present at various industry conferences. We also plan to continue building patient awareness through our direct-to-consumer marketing initiatives, which include paid online search, radio, social media, television, and online videos.
•Expand our U.S. sales and marketing organization to facilitate adoption of our Inspire therapy. We plan to expand our sales and marketing organization and seek to recruit and train exceptionally talented sales representatives in existing and new markets in the U.S. to help facilitate further adoption and broaden awareness of our Inspire therapy. Our success to date in developing new markets has been primarily due to our ability to identify new regions with high volume medical centers, educate ENT and sleep physicians, help generate steady patient demand, and provide sufficient support staff to our sales representatives. We believe investing in a scalable, efficient direct sales force and continuing the development of our marketing efforts will help us broaden adoption of our Inspire therapy and drive revenue growth.
•Leverage our prior authorization model while we work with payors to broaden coverage. Our dedicated in-house market access team will continue to assist patients and physicians in obtaining prior authorization approvals from commercial payors for treatment with our Inspire therapy. In parallel, we are in active discussions with commercial payors to establish positive coverage policies and modify existing policies when needed. We believe increased positive payor coverage policies could substantially expand patient access by reducing hurdles to treatment.
•Invest in research and development to drive innovation and expand indications. Our foundational commitment to driving innovation and improving patient lives fuels our desire for continuous product development. We intend to invest in existing and next generation technologies to further improve our products and clinical outcomes, optimize patient acceptance and comfort and broaden the patient population that can benefit from our Inspire therapy. Recent examples of our product innovation include the next generation of the Inspire neurostimulator, which is in development, and active projects to improve the physician programmer and the patient remote control, which will be Bluetooth enabled. We have launched a cloud-based patient management system called Inspire Cloud, which allows physicians to monitor patient compliance and more efficiently coordinate patient care, and in 2020, we launched the Inspire Sleep app for patients' smart phones. An example of our efforts to expand our label indications includes our clinical study that is evaluating the use of Inspire therapy in pediatric patients with Down syndrome. In April 2020, we received FDA approval for an expanded age-range for Inspire therapy to include 18 to 21 year old patients, and in August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA.
•Further penetrate and expand into existing and new international markets. We plan to establish and strengthen our presence internationally. Our goal is to further increase sales of our Inspire therapy in existing international markets in Europe, including Germany and the Netherlands, and expand our reach to markets in new regions, such as Japan and Australia. We plan to strategically invest in new markets based on our assessment of market size and opportunity and prospects for compelling reimbursement coding and coverage.
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
Commercialization of Inspire Therapy
In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive FDA clearance or approval. We obtained PMA approval for our Inspire system in 2014. Additionally, we received a CE mark for commercialization of our Inspire system in Europe in 2011, and in June 2018, Japan’s Ministry of Health, Labour and Welfare approved our Inspire therapy to treat moderate to severe OSA. We continue to work on the reimbursement process in Japan and hope to commercialize Inspire therapy there. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Australia. To commercialize our Inspire system, both in the U.S. and Europe, we focus on physician and patient awareness and adoption of our Inspire therapy. To achieve this, our commercialization strategy primarily consists of our direct sales force engaging in sales efforts and promotional activities focused on ENT physicians and sleep centers and highlighting our compelling clinical data and value proposition. Our direct sales force utilizes strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system. We intend to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and Europe.
In addition, a significant part of our commercialization effort consists of supporting our customers through the reimbursement process. Most commercial U.S. insurers now cover Inspire therapy. For those payors that do not have a positive policy, Inspire provides robust prior authorization support to our customers. Medicare also has positive coverage for all states, and we have a U.S. government contract for patients who are treated by the Veterans Health Administration.
Treatment with Inspire Therapy
Patient Selection
Inspire therapy is indicated for patients with moderate to severe OSA (AHI of 15 to 65) who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. Patients undergo a drug-induced sleep endoscopy performed by an ENT surgeon in order to confirm that they satisfy this anatomical requirement. In addition, patients in the U.S. must have been confirmed to fail or be unable to tolerate PAP treatments, such as CPAP, and be 18 years of age or older, though there are no similar requirements for patients in Europe. Patients who fail PAP are those that are not able to eliminate moderate to severe OSA despite PAP usage. Patients who cannot tolerate PAP treatments are those who either are unable to use PAP more than five nights per week for at least four hours per night, or who are unwilling to use PAP treatment.
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

Clinical Results and Studies
A significant body of published clinical evidence, which includes four sponsored and more than 40 independent clinical studies that evaluated approximately 2,500 patients, supports the safety and effectiveness of our Inspire therapy. The results of the STAR trial, our phase III pivotal clinical trial that served as the basis for the FDA approval of our PMA application, were published in the New England Journal of Medicine, and the results of additional clinical studies have been published in more than 150 peer-reviewed publications. We have established a global patient registry, which we refer to as our ADHERE patient registry, to collect data on safety, effectiveness, weekly usage, overall compliance, and satisfaction from patients who have been implanted with an Inspire system. The table below highlights key findings from certain of these studies and data from the first 1,017 patients in our ADHERE patient registry, including significant improvements in objective sleep measures and patient-reported quality of life measures, strong therapy compliance, and a favorable safety profile.

	STAR Trial(1)		German Post-Market Study(1)	ADHERE Patient Registry(1)	TJUH and UPMC Evaluation(2)
Number of Inspire therapy patients	124	97	56	1,017	97
Time following implantation	12 months	5 years	12 months	12 months	3 months
AHI—Baseline	29.3	29.3	28.6	32.8	35.6
AHI—Therapy	9.0	6.2	9.5	9.5	6.3
ESS—Baseline	11	11	13	11	11
ESS—Therapy	6	6	7	6	6
FOSQ—Baseline	14.6	14.6	13.7	*	*
FOSQ—Therapy	18.2	18.7	18.6	*	*
Therapy compliance	86% daily; 93% 5+ days weekly	80% daily	Average 39 hours per week; 89% ≥20 hours per week	Average 5.6 hours per night	Average >45 hours per week
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
We have continued to follow patients from the STAR trial to collect data regarding long-term efficacy and utilization. See “Long-Term Benefits of Inspire Therapy.”
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

ADHERE Patient Registry
We established our ADHERE patient registry to follow patients who have been implanted with an Inspire system, with a goal of collecting data on a group of at least 5,000 patients. Data gathered on the first 1,017 patients published in Laryngoscope in 2019 showed that patients used Inspire therapy an average of 5.6 hours per night when measured an average of 12 months after implantation. Median AHI was reduced from 32.8 events per hour to 9.5 events per hour and median ESS score improved from 11 to 6 over the same period. Overall satisfaction with Inspire therapy was reported by patients to be 93%, with 94% of patients reporting that they would choose the procedure again. In addition, 95% of patients reported a better experience than CPAP.
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
•At a non-academic hospital in San Diego, Dr. Weeks reported in Laryngoscope Investigative Otolaryngology on 22 consecutive patients treated with Inspire therapy. Implant times for these patients averaged 171±40 minutes. All implantations were completed without complications and AHI reductions were consistent among patients, with all patients measured achieving a titrated AHI < 5. Average device use was 7.0±1.0 hours/night.
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
International, Multi-Center Comparison of Sleep Surgery versus Inspire Therapy
In the largest study to date comparing Inspire therapy to sleep surgery, an international team retrospectively evaluated sleep surgery outcomes, including UPPP and tongue-base procedures versus similarly selected patients who received Inspire therapy. This study included several hundred patients in each cohort. Their findings demonstrated that Inspire therapy had a larger median reduction of 20 events/hours versus a reduction of 16 events/hour with sleep surgery. Additionally, therapy outcomes were more predictable with Inspire therapy, with 70% of patients meeting the commonly used Sher response definition of a 50% decrease in AHI and fewer than 20 events/hour after treatment, versus a 48% response rate in those receiving sleep surgery.

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
We have 107 sales territories in the U.S. and nine in Europe. We seek to recruit sales representatives with strong sales backgrounds, direct experience developing markets with new technologies, and core knowledge of medical device coding, reimbursement, and the prior authorization process.
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
We believe our patient outreach efforts have been effective in bringing potential patients to our website and facilitating contact with our clinical sites. During 2020, we had over 4.8 million visits to our website from over 3.7 million unique users, of which 237,000 used our "Find a Doctor" function to find a physician in their area. This generated more than 61,000 contacts with physicians throughout the year and approximately 23,000 visitors to our website signed up to attend a local or online Inspire informational event.
In 2020, we launched the Inspire Sleep app for patients' smart phones. The first version of the app was an educational tool, and the second version interfaces with the Inspire Cloud and allows physicians to collect clinical data from patients directly. We continue to enhance the functionality of this app as part of our overall digital platform development. During 2020, over 7,000 copies of the app were downloaded to smartphones.
Commercial Activities Outside of the U.S.
We have nine sales territories in Europe, six of which are located in Germany. Our general practice is to limit commercial investments in European countries until such time as there is a determined reimbursement pathway. We provide consistent training in Europe as is conducted in the U.S. and have established a support team in Europe for patient outreach and education, implant support, and device programming. We expect to continue to scale our commercial activities in Europe as we continue to develop country-wide reimbursement in additional markets. We continue to work on the reimbursement process in Japan and Australia and hope to commercialize Inspire therapy there.
Third-Party Reimbursement
Our market access team is responsible for all of our reimbursement processes and initiatives. Our team includes 16 professionals who are focused on all key aspects of reimbursement, which include coding, payment, coverage, and prior authorization.
Coding and Payment
In the U.S., we sell our products to hospitals and ASCs. These customers in turn bill various third-party payors, such as commercial payors and Medicare, for the cost required to treat each patient.
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using CPT codes, which are created and maintained by the AMA. Implantation of our Inspire neurostimulator and stimulation lead is described by CPT code 64568, which is the code describing the implantation of a cranial nerve stimulator. Implantation of our Inspire pressure sensing lead is described by CPT code 0466T, a Category III code published by the AMA in January 2017. At the October 2020 AMA CPT Editorial Panel meeting, the AMA approved the creation of new Category I CPT codes to separately identify hypoglossal nerve stimulator devices. A Category I code was also approved for Drug-Induced Sleep Endoscopy, which is the final procedure to determine which patients are appropriate for Inspire therapy. These new codes are scheduled to go into effect beginning January 1, 2022. With these approvals, a formal survey will be conducted to determine the Medicare reimbursement levels assigned to each code. The results of this survey are expected to be announced in July 2021 and reviewed by CMS in conjunction with the annual Medicare Physician Fee Schedule rulemaking cycle. While CMS has significant discretion over the final reimbursement rates assigned, the Company believes that these coding changes will have a positive impact on Medicare reimbursement related to our technology.
Physician reimbursement under Medicare generally is based on a defined fee schedule, the Physician Fee Schedule, through which payment amounts are determined by the relative values of the professional service rendered. Medicare provides reimbursement to our hospital customers under the hospital outpatient prospective payment system ("HOPPS") which provides bundled amounts generally intended to reimburse the hospital for all facility costs related to procedures performed in the hospital outpatient setting. Under the HOPPS, the 2021 national average Medicare payment to the hospital for this procedure is $29,445, which is intended to cover the hospitals’ costs for the device and the implantation procedure. The physician’s professional services are reimbursed separately under the Medicare Physician Fee Schedule. The 2021 national average physician fee for the primary implant (CPT code 64568) is $600. The reimbursement rate for the professional service to implant the pressure sensor (add-on CPT code 0466T) is subject to contractor pricing, which means the rate is set by each MAC individually. Of the published contractor rates in 2021, the MACs have assigned professional service fees ranging from $434 to $628 for CPT 0466T.
Reimbursement rates from commercial payors vary depending on the procedure performed, the commercial payor, contract terms, and other factors.
Commercial Payor and Government Program Coverage
A core pillar of our reimbursement strategy involves broadening our third-party payor coverage. We continue to have active discussions with commercial payors to establish new and modify existing positive coverage policies by highlighting our compelling and robust clinical data, increased patient demand, and support from leading medical societies and key opinion leaders. We have been successful in obtaining prior authorization approvals from over 500 commercial payors for the Inspire device and procedure. Historically, commercial payors approve prior authorization requests for approximately 70% of Inspire implants in the U.S. We estimate that the majority of patients who meet the FDA indication for Inspire therapy are covered by commercial insurance companies and we have secured coverage policies with most major national commercial payors.

A number of small regional commercial payors currently consider hypoglossal nerve stimulation to be investigational, including procedures involving the Inspire system, and therefore do not have formal coverage policies.
All seven MACs published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met. Previously, procedures involving our Inspire system were reimbursed on a claim-by-claim basis for some Medicare patients. Medicare beneficiaries have historically accounted for approximately 25% of all Inspire system implantations in the U.S. In addition, we have a contract with the U.S. government that covers implantations of our Inspire system performed in Veterans Affairs and military hospitals, which account for approximately 5% of all Inspire system implantations historically in the U.S.
Prior Authorization Approval Process
A second pillar of our reimbursement strategy includes leveraging our market access team to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. We believe our market access team is highly effective in working with patients and physicians to obtain prior authorizations for our Inspire system including assisting with the appeals process. By the end of 2020, we had received multiple prior authorization approvals from all of the largest commercial payors, for example Anthem, Cigna, Blue Cross Blue Shield, Aetna, United Healthcare, and Humana. In addition, in 2020, our market access team helped 97% of patients who pursued the appeals process fully to secure prior authorizations with a median approval time of about 12 days, with approximately 2% being denied at external medical review, while the remainder were lost to follow-up. Our market access team supported approximately 3,000 individual patient submissions in 2019 and nearly 4,000 individual patient submissions in 2020.
We believe we will continue to benefit from this efficient prior authorization process in the near-term and in the longer-term by expanding positive coverage policies. We intend to expand our market access team and increase the number of annual patient submissions as we grow our operations.
Reimbursement Outside of the U.S.
In Germany, the Institut für das Entgeltsystem im Krankenhaus ("InEK"), the German federal reimbursement agency, fully integrated Inspire therapy into the German hospital reimbursement system (“G-DRG”), effective January 1, 2021. The integration was done under conditions of a Zusatzentgelt (a supplemental fee or add-on payment scheme). The reimbursement for the procedure has two parts, a G-DRG fee plus an add-on payment called a ZE fee, in this case, ZE2021-187 Neurostimulatoren zur Hypoglossusnerv-Stimulation (Neurostimulators for hypoglossal nerve stimulation). The amount for the G-DRG is calculated annually by the InEK based on empirical cost data supplied by reference hospitals. The locally negotiated ZE fee is paid additionally and usually covers device fees for the Inspire system, additional procedural equipment, and service costs that are not included within the G-DRG. Before January 1, 2021, Germany’s reimbursement for the Inspire procedure was provided through Neue Untersuchungs-und Behandlungsmethoden ("NUB") Status 1 coverage. The NUB process allows for the introduction of new and innovative medical devices prior to reaching reimbursement eligibility and provides for a supplemental payment for new technologies in the German reimbursement system. NUB Status 1 is the highest of four levels and allowed for full reimbursement for our Inspire system. Under NUB Status 1, payors at these hospitals were obligated to cover the gaps in treatment costs for the Inspire system.
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
Reimbursement in other countries is established through individual hospital innovation budgets, or through the use of generic payment codes. We continue to pursue permanent reimbursement in target markets across

Europe, including Belgium, France, Spain, the United Kingdom, the Nordic region, and any other new markets that we may enter in the future, such as Japan and Australia.
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
After our November 2007 inception and contemporaneous spin-off of the Inspire business from Medtronic, our primary focus was to requalify the Inspire II system and resume clinical trial activity. We completed a phase I feasibility trial along with a phase II dosing or patient selection trial in 2009. In 2011, we began our phase III pivotal STAR trial. The STAR trial was completed and published in the New England Journal of Medicine in January 2014 and we received PMA approval in April 2014. Additionally, we received a CE mark for commercialization in Europe in 2011.
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
Our next generation of the Inspire neurostimulator is in development, and we also have active projects to improve the physician programmer and the patient remote control, which will be Bluetooth enabled. We have launched a cloud-based patient management system called Inspire Cloud, which allows physicians to monitor patient compliance and more efficiently coordinate patient care. In 2020, we launched the Inspire Sleep app for patients' smart phones. The first version of the app was an educational tool, and the second version interfaces with the Inspire Cloud and allows physicians to collect clinical data from patients directly. We continue to enhance the functionality of this app as part of our overall digital platform development.
The Inspire Cloud and our app are initial steps in establishing interconnectivity between the patient and their healthcare provider with a long-term plan to improve outcomes by tracking patient activity and adherence, and monitoring for any issues with device use.
Additional Indications
We have sought and continue to seek to expand the approved indications for our Inspire therapy. For instance, in January 2017, the FDA approved a PMA supplement expanding the indicated AHI range for our Inspire therapy from 20 to 65 events per hour to 15 to 65 events per hour. In April 2020, we received FDA approval for an expanded age-range of patients who can be treated with Inspire therapy, which now includes 18 to 21-year old patients.

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
We consider our primary competition to be other neurostimulation technologies designed to treat OSA, though we are currently the only such technology approved for commercialization in the U.S. by the FDA. Outside the U.S., we compete with LivaNova, which markets an open-loop neurostimulation device. LivaNova is currently conducting clinical trials of its device in the U.S. Nyxoah, which developed a bilateral hypoglossal nerve stimulation device, is conducting its first pivotal trial as it seeks FDA approval. We believe other emerging businesses are in the early stages of developing neurostimulation devices.
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

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2020, we had rights to 34 issued U.S. patents, which will expire between 2021 and 2036 assuming all required fees are paid, 48 pending U.S. patent applications, 29 issued foreign patents, and 60 pending foreign patent applications. Our patents cover aspects of our current Inspire system and future product concepts. Some of the issued foreign patents and pending foreign patent applications preserve an opportunity to pursue patent rights in multiple countries.
There is no active patent litigation involving any of our patents and we have not received any notices of patent infringement.
As of December 31, 2020, we had 123 pending and registered trademark filings worldwide, some of which may apply to multiple countries.
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
Our pending patent applications may not result in issued patents, and we cannot ensure that any current or subsequently issued patents will adequately protect our products or provide us with any competitive advantage. While there is no active litigation involving any of our patents or other intellectual property rights and we have not received any notices of patent infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. See Part I., "Item 1A. Risk Factors — Risks Related to Intellectual Property Matters” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
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
Government Regulation
Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in the European Economic Area ("EEA"), and in Japan and Australia (where our products are approved for sale but where we have not yet commercialized them). Our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA") as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
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
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification or PMA approval. Under the FDCA, medical devices are classified into one of three classes-Class I, Class II, or Class III-depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared through the 510(k) process.
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
•refusal to grant export or import approvals for our products; or

•criminal prosecution.
Regulation of Medical Devices in the EEA
There is currently no premarket government review of medical devices in the EEA (which is comprised of the 27 Member States of the European Union ("EU") plus Norway, Liechtenstein, and Iceland). However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices (the "Medical Devices Directive" or "MMD"). There is also a directive specifically addressing Active Implantable Medical Devices (Directive 90/385/EEC)(the "Active Implantable Medical Devices Directive" or "AIMDD"). The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices available in the EU. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.
To demonstrate compliance with the essential requirements laid down in Annex I to the MDD, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are organizations designated by an EU country to assess the conformity of certain products before being placed on the market. These bodies carry out tasks related to conformity assessment procedures set out in the legislation and typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EEA. Once the product has been placed on the market in the EEA, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.
In order to demonstrate safety and efficacy for their medical devices, manufacturers must conduct clinical investigations in accordance with the requirements of Annex X to the MDD, Annex 7 to the AIMDD, and applicable European and International Organization for Standardization (“ISO”) standards, as implemented or adopted in the EEA Member States. Clinical investigations for medical devices usually require the approval of an ethics review board and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.
On May 25, 2017, the new Medical Devices Regulation (2017/745 or “MDR”) entered into force, which repeals and replaces the EU MDD and AIMDD. Unlike directives, which must be implemented into the national laws of the EEA Member States, regulations are directly applicable, i.e., without the need for adoption of EEA Member State laws implementing them, in all EEA Member States and are intended to eliminate current differences in the regulation of medical devices among EEA Member States. The MDR, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR was due to become applicable in May 2021, but in light of COVID-19, on April 23, 2020, the European Parliament and the Council of the EU adopted a proposal to extend the transitional period of the MDR by one year, i.e. until May 26, 2021. However, devices lawfully placed on the market pursuant to the MDD or AIMDD prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025. Once applicable, the new regulations will among other things:
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
•set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the EU;
•address strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
Following the end of the “Brexit” Transition Period, from January 1, 2021 onwards, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) will be responsible for the UK medical device market. The new regulations will require medical devices to be registered with the agency (but manufacturers will be given a grace period of four to 12 months to comply with the new registration process). Manufacturers based outside the UK will need to appoint a UK Responsible Person to register devices with the MHRA in line with the grace periods. By July 1, 2023, in the UK (England, Scotland, and Wales), all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU notified bodies will remain valid until this period. However, UKCA marking alone will not be recognized in the EU. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.
Similarly, we are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of:
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
The Civil Monetary Penalty Law imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.
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
Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of our products is subject to EU directives concerning misleading and comparative advertising and unfair commercial practices, as well as specific EEA Member State legislation governing the advertising and promotion of medical devices. These laws, which vary between jurisdictions (thus making compliance more complex), may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Many EEA Member States have adopted specific anti-gift statutes that further limit commercial practices for our products, in particular vis-à-vis healthcare professionals and organizations. Also, many U.S. states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.
Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. The federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or CHIP for payments and other transfers of value provided by them, directly or indirectly, to physicians, as defined by statute, certain other healthcare providers beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers must submit reports by the 90th day of each calendar year. Many EU Member States have adopted national “Sunshine Acts” which impose similar reporting and transparency requirements (often on an annual basis) on certain drug, biologics and medical device manufacturers. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities.
Violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to device manufacturers may result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if the entity becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of operations.
Data Privacy and Security Laws
We are also subject to various federal, state, and foreign laws that protect personal information including certain patient health information, such as the EU General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”) which became effective as of January 2020, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA, as amended by HITECH, in the U.S.
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
HIPAA requires the notification of patients, and other compliance actions, in the event of a breach of unsecured PHI. If notification to patients of a breach is required, such notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, we would be required to report the improper use or disclosure to the U.S. Department of Health and Human Services ("HHS") which would post the violation on its website, and to the media. Failure to comply with the HIPAA privacy and security standards can result in significant civil monetary penalties and criminal penalties.
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
In addition, California enacted the CCPA, effective January 1, 2020, which, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (“CPRA”), recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
In the EU, the EEA and the United Kingdom we are subject to laws which restrict our collection, control, processing, and other use of personal data (i.e. data relating to an identifiable living individual) including the GDPR and the United Kingdom Data Protection Act 2018 (and any applicable national laws implementing the GDPR). We process personal data in relation to our operations, including clinical investigations. We process data of our employees, contractors, suppliers, distributors, service providers, and our customers, as well as patient or clinical investigation participants, including health and medical information of such participants. We need to ensure compliance with the GDPR (and any applicable national laws implementing the GDPR) in each EU and EEA jurisdiction where we are established or are otherwise subject to the GDPR (i.e., jurisdictions in which we are targeting or monitoring EU and EEA located individuals, or offering goods or services to EU located individuals. We also need to ensure compliance with the Data Protection Act 2018.
The GDPR imposes onerous accountability obligations including: maintaining a record of data processing; implementing policies and a privacy governance framework; disclosing to data subjects how their personal data is to be used; limiting retention of personal data; mandatory data breach notification requirements; and high standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. In addition, the GDPR permits EU Member State derogations for certain matters and, accordingly, we are also subject to EU national laws relating to the processing of genetic data, biometric data, and health data. We have a robust program that we believe ensures compliance with these obligations. Fines for certain breaches of the GDPR are significant: up to the greater of EUR 20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.
We are also subject to GDPR requirements with respect to cross-border transfers of personal data out of the EU and we need to ensure that such transfers are legitimized by valid transfer solutions and/or derogations under the GDPR (where required), including by entering into the EU Commission approved model contracts for the transfer of personal data to third countries (i.e., the standard contractual clauses). The law is also developing rapidly and, in July 2020, the Court of Justice of the EU limited how organizations could lawfully transfer personal data from the EEA to the U.S. As such, there is a possibility that the standard contractual clauses may be invalidated as a compliant data transfer mechanism in the near future. In addition, following the end of the Transition Period, the UK has become a “third party” for the purposes of EU-to-UK personal data transfers. The significant implications of this are mitigated by the agreement of a 4-6 month grace period, during which time the EU Commission will consider whether to grant an adequacy decision which would continue to permit unrestricted EU-to-UK personal data transfers following the expiry of the grace period. We have enlisted the help of external advisors to implement a robust GDPR program that we believe achieves and maintains compliance with these obligations, but it is likely it will require us to expend additional capital and other resources for upcoming GDPR changes.
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
We are also subject to evolving EU privacy laws on cookies and e-marketing. The EU is in the process of replacing the E-Privacy Directive with a new set of rules in the form of a regulation, which will be directly applicable to all EU Member States. The draft E-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons, and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of 20 million Euros or 4% of total global annual revenue for certain breaches). The e-Privacy Regulation is still going through the European legislative process and commentators expect it to be agreed during 2021, after which a two year transition period will follow before it is in force. We have enlisted the help of external advisors to implement a robust GDPR program that achieves and maintains compliance with these obligations, but it is likely it will require us to expend additional capital and other resources for upcoming GDPR changes.
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
The implementation of the Affordable Care Act in the U.S., for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance, beginning in 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the Affordable Care Act’s individual mandate to carry insurance coverage is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the Act or our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
Anti-Bribery and Corruption Laws
Our U.S. operations are subject to the FCPA. We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anticorruption legislation implemented in Europe through EU Member State laws and under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions.

Segment Information
We globally manage our business within one reportable segment. Segment information is consistent with how management reviews our business, makes investing and resource allocation decisions, and assesses our operating performance.
Seasonality
Historically, we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. In the U.S., we have experienced, and may in the future experience, higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. In the first quarter of each year in Germany, we have experienced reduced demand for our Inspire therapy as Neue Untersuchungs-und-Behandlungsmethoden ("NUB") coverage status is being determined and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy. Beginning January 1, 2021, Inspire therapy is fully integrated into the German hospital reimbursement system (“G-DRG”), and we therefore may experience less seasonal fluctuations in Germany.
Human Capital
Employees
As of December 31, 2020, we had 317 employees in the U.S. and 24 in Europe. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
Code of Business Conduct and Business Ethics
All employees are expected to conduct business with the highest standards business ethics. Each employee receives and agrees to follow the Inspire Medical Systems Code of Business Conduct and Ethics. Employees are encouraged to discuss any related concerns with management or report concerns anonymously through an Ethics Hotline. All reports received on the Ethics Hotline are investigated by an independent third party.
Culture of Respect and Inclusion
We strive to create a culture in which all employees feel heard, respected, and valued. During 2020, all employees attended our Decency, Dignity & Respect online training program. The goals of this program are to encourage broad and diverse viewpoints to achieve the best outcomes for our patients, healthcare providers and employees, and to build awareness of how our own behaviors impact our colleagues.
Talent Management & Development
Critical to our success is hiring the right employees and developing existing employees in their current roles as well as preparing them for future roles within the Company. We created a structured talent acquisition process which supports our resource plans. The process includes recruitment strategies to encourage diverse candidates to apply to positions for which they qualify.
On an annual basis, our leadership team participates in a talent review and succession planning exercise to identify organizational needs, development opportunities, and potential future leaders. This enables us to identify the resources and skill sets needed to meet our growth objectives.
Compensation Philosophy to Drive High Performing Teams
Our human capital strategies, initiatives and outcomes are reviewed on a regular basis with our board of directors, ensuring alignment with the Company’s overall business strategies.

To ensure Inspire is able to attract, retain and develop high performing teams, the compensation committee of our board of directors established a compensation philosophy. This committee engaged external compensation advisors to ensure rewards programs are competitive with a group of our peer companies. To accomplish our objectives throughout the year, headcount plans and attrition rates are monitored and reviewed regularly with the board of directors.
COVID-19 Health and Safety
The health and safety of our employees is a top priority. The COVID-19 pandemic has presented a unique challenge to maintain employee health and safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to quickly and efficiently transition most of our employees to be able to work from remote locations. Many employees continue to work remotely. Employees that work on site are provided with personal protective equipment and enhanced cleaning supplies and are required to adhere to appropriate protocols for social distancing, taking temperatures, reporting and documenting exposures and wearing masks at all times, all in accordance with recommendations and guidelines issued by the Centers for Disease Control or mandated by local regulations.
Community Engagement
Throughout the year, Inspire engages in community programs which align with our Company values. In 2020, Inspire was a Silver Sponsor of the American Heart Association's Twin Cities Heart Walk and our CEO served as the Executive Chair of the event. Additionally, our leadership team volunteered for Loaves and Fishes as a community service project feeding families in need. Annually, we also participate in Toys for Tots.
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
We have incurred net losses since our inception in 2007. For the years ended December 31, 2020, 2019, and 2018, we had net losses of $57.2 million, $33.2 million, and $21.8 million, respectively. As of December 31, 2020, we had an accumulated deficit of $237.3 million. To date, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility, the initial public offering of our common stock that closed in May 2018 ("IPO"), and the two follow-on offerings of our common stock that closed in December 2018 and April 2020 (our "follow-on offerings"). We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities.
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
We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, invest in research and development, and develop, enhance, and commercialize new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition, results of operations, and cause the market price of our common stock to decline. In addition, failure of our Inspire system to significantly penetrate existing or new markets would negatively affect our business, financial condition, and results of operations.
Our revenue is primarily generated from sales of our Inspire system and we are, therefore, highly dependent on it for our success.
We began selling our Inspire system in 2011 in certain European countries and in 2014 in the U.S. Sales of our Inspire system accounted for primarily all of our revenue for the years ended December 31, 2020, 2019, and 2018. We expect that sales of our Inspire system will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by patients, physicians, and sleep centers, among others, of our Inspire therapy to treat moderate to severe OSA in patients who are unable to use or get consistent benefit from CPAP. Some physicians may have prior history with or a preference for other treatment options, such as positive airway pressure devices, surgical treatments or oral appliances, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with our Inspire therapy. Patients may not adopt our Inspire therapy if, among other potential reasons, their airway anatomy would not allow for effective treatment with Inspire therapy, they are reluctant to receive an implantable device as opposed to an alternative, non-implantable treatment, they are worried about potential adverse effects of our Inspire system, such as infection, discomfort from the stimulation or tongue soreness or weakness, or they are unable to obtain adequate third-party coverage or reimbursement for our Inspire therapy.
We cannot ensure that our Inspire therapy will achieve broad market acceptance among physicians and patients. Any failure of the Inspire system to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.
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
Several third-party payors do not currently cover our products and the related procedures because they have determined that our products and the related procedures are experimental or investigational. When our products and the related procedures are covered, they are reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial insurers, under Local Coverage Determinations for patients covered by

Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. Customers who perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor’s coding, billing or coverage policies were not followed. Our customers typically must directly bill patients enrolled with these third-party payors for the costs and fees associated with the procedures in which our products are used.
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
Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the U.S. and in international markets. In Europe, reimbursement is entirely regulated at Member State level, varies significantly between countries, and Member States are facing increased pressure to limit public healthcare spending. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have an adverse effect on our business, financial condition and results of operations, and impair our ability to grow our business.
Third-party payors who do not cover, or physicians who do not use, our Inspire system may require additional clinical data prior to adopting or maintaining coverage of our Inspire system.
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
In addition, the long-term effects of upper airway neurostimulation with our Inspire system beyond 10 years are not yet known. Certain physicians, hospitals, ASCs, and payors may prefer to see longer-term safety and efficacy data than we have produced. We cannot provide assurance that any data that we or others may generate in the future will be consistent with that observed in our existing clinical studies.
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
The medical technology industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have historically dedicated and will continue to dedicate significant resources to promoting their products or developing new products or methods to treat moderate to severe OSA. We consider our primary competition to be other neurostimulation technologies designed to treat OSA. Though we are currently the only such technology approved for commercialization in the U.S. by the FDA, we currently compete outside the U.S. with LivaNova, which produces an open-loop neurostimulation device, and are aware that it is currently conducting clinical trials of its device in the U.S. We also compete outside the U.S. with Nyxoah, which developed a bilateral hypoglossal nerve stimulation device, and is conducting its first pivotal trial as it seeks FDA approval. We believe other emerging businesses are in the early stages of developing neurostimulation devices designed to treat OSA. In addition, we also compete, both within and outside of the U.S., with invasive surgical treatment options such as UPPP and MMA and, to a lesser extent, oral appliances, which are primarily used in the treatment of mild to moderate OSA.
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
We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. In 2020, a novel strain of coronavirus, SARS-CoV-2, and the resulting disease COVID-19, spread around the world and within the U.S. New variants of the virus have recently emerged, some of which have shown to be more contagious. The COVID-19 pandemic has negatively impacted our business, results of operations and financial condition by significantly decreasing and delaying the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy, and we expect the COVID-19 pandemic to continue to negatively impact our business, results of operations and financial condition. The number of Inspire therapy procedures performed, similar to other elective surgical procedures, decreased compared to pre-pandemic levels as health care organizations in the U.S. and globally have prioritized the treatment of patients with COVID-19. For example, in March 2020 in the U.S., governmental authorities began recommending, and in certain cases requiring, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. Specifically, substantially all of our Inspire therapy procedures were postponed beginning in the second week of March and numerous other cases, which received prior authorization approval, were not able to be scheduled and therefore were also postponed. During April 2020, the widespread shutdown in elective surgical procedures continued, but surgical volumes began increasing in May and even further in June, though remaining below pre-COVID-19 levels. During the remainder of 2020, surgical volumes increased steadily, although there is no guarantee this will continue. The COVID-19 pandemic will likely continue to adversely impact our procedure volumes. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, results of operations and financial condition while the pandemic continues. Further, if there are additional or reinstated government mandated or recommended cancellations of elective surgical procedures, this could create in the future a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking Inspire therapy procedures to be performed will have to navigate limited provider capacity. We believe this limited provider, hospital and ambulatory surgery center capacity could have a significant adverse effect on our business, results of operations and financial condition.
Numerous state and local jurisdictions have imposed, and others in the future may impose, ‘‘shelter-in-place’’ orders, quarantines, social distancing requirements, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. In late March 2020, the governor of Minnesota, where our headquarters are located, issued ‘‘stay at home’’ orders and other orders limiting non-essential activities, travel and business operations. Such orders or restrictions resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Although such orders have been lifted, various disruptions remain ongoing. These disruptions continue to include, and future disruptions may also include, restrictions on our personnel and personnel of partners to travel and access customers for training and case support; inability of our suppliers to manufacture and test our Inspire therapy and its components and to deliver these on a timely basis, or at all; inventory shortages or obsolescence; delays in approvals by regulatory bodies; delays in ongoing preclinical trials; delays in operations at insurance agencies, which may impact timelines for the issuance of insurance coverage policies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; delays in growing or reductions in our sales team, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our Inspire system. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19, future waves of infection, and the actions to contain COVID-19 or treat its impact, among others.
While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the U.S. which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Inspire systems sold after the pandemic has ended.
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
Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Such factors may include, for example, seasonal variations in our sales or required postponements of elective surgical procedures effected during a health crisis, as was the case with the COVID-19 pandemic. We generally experience and may in the future experience higher sales in the U.S. during the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. Additionally, in the first quarter of each year in Europe, we have historically experienced reduced demand for our Inspire therapy as NUB coverage status is being determined in Germany and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy. Beginning January 1, 2021, Inspire therapy is fully integrated into the German hospital reimbursement system (“G-DRG”), however this may not eliminate our seasonal fluctuations in Germany.
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
We rely on third-party suppliers and contract manufacturers for the raw materials and components used in our Inspire system and to manufacture and assemble our products. The suppliers that provide certain materials and components are sole suppliers. These sole suppliers, and any of our other suppliers or our third-party contract manufacturers, may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components, and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While our suppliers and contract manufacturers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products, which could be adversely affected due to, for example, natural and man-made disasters, public health emergencies, pandemics such as COVID-19, other catastrophic events, the nature of our agreements with our contract manufacturers, our relative importance to such manufacturers as a customer or a contract manufacturer's decision to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any change in or termination of our relationships with these third parties, or if our manufacturers are unable to obtain the materials they need to produce our products at consistent prices or at all, we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
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
Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our Inspire system to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, such occurrences may damage our reputation and lead to decreased demand for our Inspire system and increased cost and expense to our business. Similarly, strikes, severe weather, natural disasters, public health crises or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our Inspire system on a timely basis.
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
We began selling our Inspire system in certain European markets in 2011, and in the U.S. in 2014. As a result, we have limited experience marketing and selling our Inspire system. We currently sell our Inspire system through a direct sales force that targets ENT physicians and sleep centers in the U.S. and Europe, and also utilize various direct-to-consumer marketing initiatives, including paid online search, radio, television, social media, and online videos. As of December 31, 2020, our direct sales and marketing organization, including reimbursement personnel, consisted of 252 employees, having increased from 40 employees as of December 31, 2015. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our Inspire system, our revenue may be adversely affected.
In order to generate future revenue growth, we plan to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. Additionally, our future success will depend largely on our ability to continue to hire, train, retain, and motivate skilled sales and reimbursement personnel with significant industry experience and technical knowledge of implantable devices and related products. Because the competition for their services is high, we cannot ensure that we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales and reimbursement personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our Inspire system, which could have an adverse effect on our business, financial condition, and results of operations.

To successfully market and sell our Inspire system in markets outside of the U.S., we must address many international business risks with which we have limited experience.
Sales in markets outside of the U.S. accounted for approximately 8.0%, 10.2%, and 12.3% of our revenue for the years ended December 31, 2020, 2019, and 2018, respectively. Our strategy is to increase our international presence in Europe, including Germany and the Netherlands, as well as other international markets, such as Japan and Australia, which may increase our revenue from markets outside the U.S. International sales are subject to a number of risks, including:
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
We rely on our own direct sales force, which as of December 31, 2020, covered 107 territories in the U.S. and nine in Europe, to market and sell our Inspire system. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our Inspire system, which could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to manage our growth effectively.
Our past growth has provided, and our future growth may create, challenges for our organization. From December 31, 2015 to December 31, 2020, the number of our employees increased from 66 to 341. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures. If we fail to manage these challenges effectively, there may be an adverse effect on our business, financial condition, and results of operations.
Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.
Our success depends in part on our continued ability to attract, retain, and motivate highly qualified management, clinical, and other personnel. We are highly dependent upon our management team, particularly our Chief Executive Officer and President and the rest of our senior management, and other key personnel. Although we have entered into employment letter agreements with all of our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore have an adverse effect on our business. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees who have the requisite background and skills relevant to our business and industry, a product like Inspire therapy and a company at our stage of growth.
We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is cleared or approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our Inspire system is designed to affect, and any future products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our Inspire system could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our Inspire system causes, or is alleged to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our Inspire system, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
Our success depends, in part, on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Accordingly, we may in the future pursue the acquisition of, or joint ventures relating to, complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to successfully complete any future acquisitions or joint ventures, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees related thereto. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will be adversely affected. In addition, any amortization or charges resulting from the costs of acquisitions could increase our expenses.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Factors such as Brexit, the COVID-19 pandemic and the U.S. presidential election have contributed to this volatility. These global economic conditions could result in a variety of risks to our business, including weakened demand for our Inspire system, and adversely impact our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
Failure of a key information technology system, process or site could have an adverse effect on our business.
We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing materials from suppliers, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, which could have an adverse effect on our business. Furthermore, any breach in our IT systems could lead to the unauthorized access, disclosure and use of non-public information, including information from our ADHERE patient registry or other patient information we create, receive, maintain or transmit, including with respect to our Inspire Cloud or the Inspire Sleep app, which is protected by HIPAA and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.
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
We do not have redundant facilities. We perform substantially all of our research and development and back office activity at a single location in Golden Valley, Minnesota. The majority of our finished goods inventory is maintained at a third party location in Tennessee. Our facility, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire, power outages, and public health crises, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
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
As we grow our international presence and global operations, we will have increasing obligations to comply with trade and economic sanctions and other restrictions imposed by the U.S., the European Union ("EU") and other governments and organizations. During the year ended December 31, 2020, approximately 8.0% of our total sales were made in EU Member States. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act ("FCPA") and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). In addition, the U.K. Bribery Act of 2010 ("the Bribery Act") prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
We have implemented policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. We cannot ensure, however, that our policies and procedures are or will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we ensure that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition and results of operations.
Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.
As of December 31, 2020, we had $24.5 million of indebtedness outstanding under our credit facility with Oxford Finance LLC ("Oxford Finance"). In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot ensure that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.

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
•the effect of competing technological and market developments; and
•the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("the Code"), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") and its research and development credit carryforwards to offset future taxable income. We have not performed a detailed analysis to determine whether an ownership change has occurred. As of December 31, 2020, our gross federal NOL carryforward was $234.9 million. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.

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
In order to sell our products in member countries of the European Economic Area ("EEA") our products must comply with the essential requirements of the AIMDD. Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene ("CE") mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure. A conformity assessment procedure requires the intervention of an organization accredited by a member state of the EEA to conduct conformity assessments ("notified body"). Depending on the relevant conformity assessment procedure, the notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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
In addition, changes have been made to the regulatory framework in the EU Conformity assessments under the AIMDD will be replaced by conformity assessments pursuant to the new MDR, which will become applicable on May 26, 2021. The MDR will implement changes to the EU regulatory process that will raise the requirements for clinical evidence on the specific device and be less accepting of claims of equivalence to other CE marked devices in lieu of clinical evidence. The MDR will also centralize post-market surveillance and vigilance reporting. The MDR constitutes a major overhaul of the regulatory regime for medical devices in the EU and therefore requires a significant adjustment, not only by industry, but also by the notified bodies reviewing the applications. While notified bodies and industry adjust to these new requirements review times for CE Mark applications have lengthened. As a result, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
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
If we do not obtain and maintain international regulatory registrations, approvals or certifications for our products, we will be unable to market and sell our products outside of the U.S.
Sales of our products outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the approval of or certification by a specified regulatory body (e.g., notified bodies in Europe). Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we may not receive regulatory approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA approval, and requirements for such registrations, clearances or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.
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
On May 25, 2017, the new MDR entered into force. The MDR repeals and replaces the MDD and the AIMDD. Unlike directives, which must be implemented into the national laws of the EEA Member States, the regulations are directly applicable, i.e., without the need for adoption of EEA Member State laws implementing them, in all EEA Member States and are intended to eliminate current differences in the regulation of medical devices among EEA Member States. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR was due to become applicable in May 2021, but in light of COVID-19, on April 23, 2020, the European Parliament and the Council of the EU adopted a proposal to extend the transitional period of the MDR by one year, i.e. until 26 May 2021. However, devices lawfully placed on the market pursuant to the MDD or AIMDD prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025.
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
•strengthen the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
These modifications are likely to have an effect on the way we conduct our business in the EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
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
•the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. These laws can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement;
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
•the federal Physician Payments Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program ("CHIP") to report annually to the DHHS Centers for Medicare and Medicaid Services ("CMS") information related to payments and other transfers of value to physicians (as defined by statute), certain other healthcare providers beginning 2022, and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH Act") and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in significant civil and criminal penalties. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; and state laws related to insurance fraud in the case of claims involving private insurers.
These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. Similar laws may exist in other jurisdictions where we operate, such as in the EU. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.
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
The EU and EEA (and their Member States) also have laws and regulations, including the GDPR, dealing with the collection, use and processing of personal data of individuals located in the EU or EEA, which are often more restrictive than those in the U.S., including, for example under the GDPR, mandatory data breach notification, new and strengthened rights for data subjects, detailed disclosures to data subjects, additional obligations when contracting with service providers and which restrict transfers of personal data from the EU or EEA to the U.S. (and other non-EEA countries unless deemed ‘adequate’ by the EU Commission) unless certain requirements are met. We are working with external advisers to undertake a robust program that we believe will ensure compliance with these obligations which is likely to require us to expend capital and other resources. Our obligations under the GDPR may conflict with the requirements of other privacy laws and regulations in other jurisdictions and our practices relating to personal data may differ globally in response to local requirements. In addition, these rules are from time to time under scrutiny. For example, there is ongoing litigation challenging the commonly used transfer mechanism under the GDPR, the EU Commission approved model clauses. It is possible that the model clauses (also called “standard contractual clauses”) will be invalidated by the European courts.
From May 25, 2018 onwards, we have been subject to the requirements of the GDPR (and national laws implementing the GDPR) because we are “established” in certain EU countries and we are processing personal data of individuals located in the EU and EEA in the context of these establishments, as well as offering of goods to, and/or monitoring the behavior of, individuals in the EU and EEA in connection with our clinical investigations. We have enlisted the help of external advisors to provide assistance in implementing a robust program that we believe will ensure compliance with these obligations which is likely to require us to expend capital and other resources. If we do not comply with our obligations under the GDPR, we could be exposed to significant fines the greater of EUR 20 million or 4% of total global annual turnover for certain breaches. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm. Relatedly, following the United Kingdom’s withdrawal from the E.U. and EEA, and the expiry of the transition period, we have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which may expose us to further compliance risk.
We are also subject to evolving EU and EEA privacy laws on cookies and e-marketing. The EU is in the process of replacing the E-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly applicable in each European Member State. The draft E-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of EUR 20 million or 4% of total global annual turnover for certain breaches). The E-Privacy Regulation is expected to be agreed during 2021 and then a two year transition period will follow before it is in force. We have enlisted the help of external advisors to provide assistance in implementing a robust program that we believe will ensure compliance with these obligations which is likely to require us to expend capital and other resources.
Any actual or perceived failure by us, our employees or contractors, our partners, our service providers, or the third parties with whom we work, to comply with privacy or security laws, policies, legal obligations or industry standards, or any security incident that results in the unauthorized release or transfer of personal information, may result in governmental enforcement actions and investigations including by EU regulators and U.S. federal and state regulatory authorities as well as fines and penalties, litigation, including by consumer advocacy groups, and/or adverse publicity and could cause our customers, their patients and other healthcare professionals to lose trust in us, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
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

Since its enactment, there have been judicial, executive and Congressional challenges to the Affordable Care act. By way of example, the Tax Cuts and Jobs Act of 2017 was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the Affordable Care Act’s individual mandate to carry insurance coverage is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the Act or our business. Additionally, all or a portion of the Affordable Care Act and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA") enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.
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
In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the CE mark in the EU; the submission to the FDA of an IDE application to commence a pivotal clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot ensure that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.
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
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown could prevent the timely review of our patent applications by the United States Patent and Trademark Office ("USPTO"), which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly fund our business.
Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
We own numerous issued patents and pending patent applications that relate to our system. As of December 31, 2020, we had rights to 34 issued U.S. patents, 29 issued foreign patents, 48 pending U.S. patent applications, and 60 pending foreign patent applications. Assuming all required fees are paid, issued U.S. patents owned by us will expire between 2021 and 2036.
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
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of others. Significant litigation regarding patent rights occurs in our industry. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of patents issued to third parties. In addition, patent applications in the U.S. and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Third parties may, in the future, assert claims that we are employing their proprietary technology without authorization, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. As we continue to commercialize our products in their current or updated forms, launch new products and enter new markets, competitors may claim that one or more of our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved, and the uncertainty of litigation may increase the risk of business resources and management’s attention being diverted to patent litigation. We have, and we may in the future, receive letters or other threats or claims from third parties inviting us to take licenses under, or alleging that we infringe, their patents.
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
In addition to patent protection for our issued patents and pending patent applications related to our system, we also rely upon copyright and trade secret protection for our Inspire therapy, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.
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
•regulatory actions with respect to our therapy or those of our competitors or companies perceived to be similar to ours;
•product liability claims or other litigation;
•changes in physician, hospital, healthcare provider practices;
•quarterly variations in our results of operations or those of others in our industry;
•media exposure of our products or of those of others in our industry;
•changes in governmental regulations
•changes in the structure of healthcare payment systems;
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

General Risk Factors
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal office is located in Golden Valley, Minnesota, where we lease approximately 45,000 square feet of office space. We lease this space under a non-cancelable operating lease agreement that commenced December 1, 2020 and expires May 31, 2028 with an option to renew for one additional period of five years. We intend to add new facilities as we grow and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not party to any material legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NYSE under the symbol “INSP."
Holders
As of February 16, 2021, there were approximately 21 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
None.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment Select Industry Index and (ii) the NYSE Composite for the period from May 3, 2018 (the date our common stock commenced trading on the NYSE) through December 31, 2020. The graph assumes an investment of $100 in our common stock at market close on May 3, 2018 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		2018			2019		2020
Stock or Index	Ticker	5/3	6/30	12/31	6/30	12/31	6/30	12/31
Inspire	INSP	$100.00	$142.75	$169.14	$242.79	$297.08	$348.36	$752.96
NYSE Composite	NYA	100.00	100.90	91.78	105.30	112.27	95.98	117.21
S&P Healthcare Equipment Select	SPSIHE	100.00	108.94	97.68	114.07	119.57	124.47	158.82

Item 6. Selected Financial Data.
The following tables set forth, for the periods and as of the dates indicated, our selected historical financial data. The statement of operations data for the years ended December 31, 2020, 2019, and 2018 and the balance sheet data as of December 31, 2020 and 2019 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017, and 2016 are derived from our audited financial statements not included in this Annual Report on Form 10-K.
Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following information together with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$115,381	$82,050	$50,593	$28,567	$16,427
Cost of goods sold	17,623	13,643	10,056	6,018	3,905
Gross profit	97,758	68,407	40,537	22,549	12,522
Operating expenses:
Research and development	26,092	12,839	7,388	6,194	7,091
Selling, general and administrative	127,874	90,465	53,527	32,358	22,684
Total operating expenses	153,966	103,304	60,915	38,552	29,775
Operating loss	(56,208)	(34,897)	(20,378)	(16,003)	(17,253)
Other expense (income):
Interest income	(1,092)	(3,801)	(1,870)	(203)	(57)
Interest expense	2,117	2,119	3,304	1,753	1,303
Other (income) expense, net	(145)	(12)	16	(42)	29
Total other expense (income)	880	(1,694)	1,450	1,508	1,275
Loss before income taxes	(57,088)	(33,203)	(21,828)	(17,511)	(18,528)
Income taxes	115	40	—	—	—
Net loss	$(57,203)	$(33,243)	$(21,828)	$(17,511)	$(18,528)
Net loss per share, basic and diluted	$(2.19)	$(1.40)	$(1.50)	$(14.88)	$(16.90)
Weighted average common shares used to compute net loss per share, basic and diluted (1)	26,073,418	23,804,452	14,579,662	1,176,650	1,096,013
(1) See Note 11 to our audited financial statements for an explanation of the method used to calculate our basic and diluted net loss per share.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$234,362	$155,741	$188,210	$16,143	$6,685
Working capital(1)	249,144	153,780	188,123	16,950	4,959
Total assets	281,189	181,253	200,080	25,091	13,116
Total non-current liabilities	30,717	24,562	24,926	16,617	12,434
Total stockholders' equity (deficit)	229,747	139,835	163,999	1,327	(6,608)
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
We sell our Inspire system to hospitals and ASCs in the U.S. and in select countries in Europe through a direct sales organization. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive interest through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy. We increased the number of employees in our sales, marketing, and reimbursement organizations from 40 as of December 31, 2015 to 252 as of December 31, 2020.
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of February 23, 2021, we have secured positive coverage policies with 63 U.S. commercial payors, covering approximately 220 million lives in the U.S. In addition, all seven Medicare Administrative Contractors ("MACs") published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met.

The procedure performed to implant our device is currently described for billing purposes using a Category I Current Procedural Terminology (“CPT”) code (64568), which is used in conjunction with a temporary Category III CPT code (0466T). At the October 2020 AMA CPT Editorial Panel meeting, the AMA approved the creation of new Category I CPT codes to separately identify hypoglossal nerve stimulator services. A Category I code was also approved for Drug-Induced Sleep Endoscopy, which is the final procedure to determine which patients are appropriate for Inspire therapy. These new codes are scheduled to go into effect beginning January 1, 2022. With these approvals, a formal survey will be conducted to determine the Medicare reimbursement levels assigned to each code. The results of this survey are expected to be announced in July 2021 and reviewed by the Centers for Medicare and Medicaid Services (“CMS”) in conjunction with the annual Medicare Physician Fee Schedule rulemaking cycle. In June 2018, Japan’s Ministry of Health, Labour and Welfare approved our Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement in Japan. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement in Australia. For the year ended December 31, 2020, 92.0% of our revenue was derived in the U.S. and 8.0% was derived in Europe. No single customer accounted for more than 10% of our revenue.
Our marketing efforts during the first half of 2020 included refocused direct-to-consumer marketing strategies, which initially included a shift from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, and continuing in the third quarter of 2020, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. We continue to monitor the impacts of COVID-19 in each advertising market and may again change our advertising strategy on a market-by-market basis if needed. Further, our team has leveraged virtual tools, such as the new Inspire Sleep app released during the second quarter of 2020, to continue physician training and patient education.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and equity offerings of our common stock. In April 2020, we sold 2,300,000 shares of common stock at a public offering price of $58.00 per share and received net proceeds of approximately $124.7 million after deducting underwriting discounts, commissions, and offering expenses. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the year ended December 31, 2020, we generated revenue of $115.4 million with a gross margin of 84.7% and a net loss of $57.2 million, compared to revenue of $82.1 million with a gross margin of 83.4% and a net loss of $33.2 million for the year ended December 31, 2019, and revenue of $50.6 million with a gross margin of 80.1% and a net loss of $21.8 million for the year ended December 31, 2018. Our accumulated deficit as of December 31, 2020 was $237.3 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We also continue to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. During 2020, we activated 141 centers bringing the total to 425 U.S. medical centers implanting Inspire therapy as of December 31, 2020. Driven by the more favorable reimbursement environment, we have increased our focus on adding ASCs. At the end of 2020, ASCs made up just over 15% of our total U.S. implanting centers, up from nearly 10% at the end of 2019. Additionally, we created

34 new territories during 2020, bringing the total to 107 U.S. territories as of December 31, 2020. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as Europe, Japan, and Australia. For example, in April 2020, we received FDA approval for an expanded age-range for Inspire therapy to include 18 to 21 year old patients, and in August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA. Because of these and other factors, we expect to continue to incur net losses for the next several years, and we expect to require substantial additional funding, which may include future equity and debt financings.
Outlook
We expect the COVID-19 pandemic to continue to adversely impact our revenue due to decreases and delays in the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy. Beginning in the second week of March 2020, substantially all of the scheduled Inspire therapy procedures were postponed and numerous other authorized cases were unable to be scheduled. During April 2020, the widespread shutdown in elective surgical procedures continued. Beginning in May 2020, surgical volumes began increasing steadily, with most implanting centers performing procedures by October 2020. A portion of the remaining 2020 procedures performed were those rescheduled from the first half of 2020, and, as a result of which, the initial backlog of postponed cases has largely been eliminated. The resurgence of COVID-19 in various U.S. regions has, and will likely continue to, adversely impact our procedure volumes.
In response to the spread of COVID-19 and in line with recommendations from federal and local government and healthcare agencies, we transitioned employees, except for those deemed essential to key aspects of our business, to a remote work environment. Beginning in May 2020, our corporate office re-opened with strict sanitation and physical distancing protocols, although many corporate employees continue to work remotely as a heightened precautionary measure. Additionally, our field staff continues to primarily work remotely and must adhere to applicable COVID-19 protocols when visiting hospitals and ASCs. During the period which surgical procedures were significantly limited, we identified and implemented innovative solutions to support patients who have Inspire therapy, as well as continued to educate patients who may be struggling with their sleep apnea. Patients continue to reach out to learn more about the therapy and get connected to a healthcare provider, and we are supporting this interaction through the use of several virtual tools, including the new Inspire Sleep app, and other online tools. We are also continuing with our planned expansion in recruiting Territory Managers and sales support roles.
To date, we have not experienced disruptions to our supply chain network as a result of the COVID-19 pandemic. We have also not reduced our capital expenditures and are continuing to invest in research and development, however, we may determine to allocate resources differently due to impacts of the COVID-19 pandemic.
We believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. For additional information, see “Liquidity and Capital Resources.”
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
Revenue for the year ended December 31, 2020 was negatively impacted due to the global pandemic associated with COVID-19. Specifically, in March 2020, healthcare facilities and clinics began restricting access to their clinicians, reducing patient consultations and treatments or temporarily closing their facilities. As a result, beginning in the second week of March 2020, substantially all of our then-scheduled Inspire therapy procedures were postponed, and numerous other cases with prior authorization could not be scheduled and were, therefore, also postponed. During April 2020, the widespread shutdown in elective surgical procedures continued, but surgical volumes began increasing in May and even further in June, though still remaining below pre-COVID-19 levels. By the end of the third quarter of 2020, most implanting centers had resumed procedures. A portion of the second, third and fourth quarter 2020 procedures performed were rescheduled from the first half of 2020, and, as a result of which, the backlog of postponed cases has largely been eliminated.
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of acquisition costs for the components of the Inspire system, overhead costs, scrap, and inventory obsolescence, warranty replacement costs, as well as distribution-related expenses such as logistics and shipping costs, net of shipping costs charged to customers. The overhead costs include the cost of material procurement, depreciation expense for production equipment, and operations supervision and management personnel, including employee compensation, stock-based compensation, supplies, and travel. We expect cost of goods sold to increase or decrease in absolute dollars primarily as, and to the extent, our revenue grows or declines, respectively.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation for personnel, including base salaries, stock-based compensation expense and commissions related to our sales organization, finance, information technology, and human resource functions, as well as spending related to marketing, sales operations, and training and reimbursement personnel. Other selling, general and administrative expenses include training physicians, travel expenses, advertising, direct-to-consumer promotional programs, conferences, trade shows and consulting services, professional services fees, audit fees, insurance costs and general corporate expenses, including facilities-related expenses.
We expect selling, general and administrative expenses to continue to increase as we expand our commercial infrastructure to both drive and support our planned growth in revenue and as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. Additionally, we anticipate an increase in our stock-based compensation expense with grants of restricted stock or options and shares of our common stock purchased pursuant to our employee stock purchase plan.
Other Expense (Income), Net
Other expense (income), net consists primarily of interest expense payable under our credit facility and interest income. Other items have included fair value adjustments related to convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period. Immediately prior to the closing of our IPO, our outstanding convertible preferred stock warrants automatically converted into warrants to purchase shares of our common stock.
Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Revenue	$115,381	$82,050	$33,331	40.6%
Cost of goods sold	17,623	13,643	3,980	29.2%
Gross profit	97,758	68,407	29,351	42.9%
Gross margin	84.7%	83.4%
Operating expenses:
Research and development	26,092	12,839	13,253	103.2%
Selling, general and administrative	127,874	90,465	37,409	41.4%
Total operating expenses	153,966	103,304	50,662	49.0%
Operating loss	(56,208)	(34,897)	(21,311)	61.1%
Other expense (income), net	880	(1,694)	2,574	(151.9)%
Loss before income taxes	(57,088)	(33,203)	(23,885)	71.9%
Income taxes	115	40	75	187.5%
Net loss	$(57,203)	$(33,243)	$(23,960)	72.1%
Revenue
Revenue increased $33.3 million, or 40.6%, to $115.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was attributable to an increase in sales of our Inspire system of $32.4 million in the U.S. and an increase of $0.9 million in Europe, primarily in Germany. Beginning in March 2020, our revenue growth in the U.S. and Europe has been impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19. As a result, beginning in the second week of March 2020, substantially all of our Inspire therapy procedures were postponed and numerous other cases, which had received prior authorization, were not able to be scheduled and, therefore were also postponed. During the second quarter, the widespread shutdown in elective surgical procedures continued, but surgical volumes began increasing in May and even further in June, though still remaining below pre-COVID-19 levels. During the third and fourth quarters 2020, surgical volumes increased steadily, but remained negatively impacted by the COVID-19 pandemic, and the backlog of cases from the first half of 2020 was largely eliminated.

Revenue information by region is summarized as follows:

	Year Ended December 31,
	2020		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$106,108	92.0%	$73,660	89.8%	$32,448	44.1%
Europe	9,273	8.0%	8,390	10.2%	883	10.5%
Total revenue	$115,381	100.0%	$82,050	100.0%	$33,331	40.6%

Revenue generated in the U.S. was $106.1 million for the year ended December 31, 2020, an increase of $32.4 million, or 44.1%, over the year ended December 31, 2019. Revenue growth in the U.S. was due to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, a greater number of prior authorization approvals, additional positive coverage policies and, to a lesser extent, an increase in our average selling price as a result of the introduction of the new sensing lead on the Inspire system to the U.S. market in February 2019. As noted above, U.S. revenue for the year ended December 31, 2020 was negatively impacted by the COVID-19 pandemic.
Revenue generated in Europe was $9.3 million in the year ended December 31, 2020, an increase of $0.9 million, or 10.5%, over the year ended December 31, 2019. Revenue growth in Europe was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system. The remainder of our revenue from Europe increase was due to favorable exchange rates. The overall growth was partially offset by impacts from the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $4.0 million, or 29.2%, to $17.6 million for the year ended December 31, 2020 compared to $13.6 million for the year ended December 31, 2019. The increase was primarily due to product costs associated with higher sales volume of our Inspire system.
Gross margin was 84.7% for the year ended December 31, 2020 compared to 83.4% for the year ended December 31, 2019. Gross margin for the year ended December 31, 2020 was higher primarily due to manufacturing efficiencies and higher sales volume.
Research and Development Expenses
Research and development expenses increased $13.3 million, or 103.2%, to $26.1 million for the year ended December 31, 2020 compared to $12.8 million for the year ended December 31, 2019. This change was primarily due to an increase of $9.7 million for ongoing research and development costs, including ongoing development of the next generation Inspire therapy system, our Bluetooth remote, and the Inspire Cloud, $3.4 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and $0.2 million of regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $37.4 million, or 41.4%, to $127.9 million for the year ended December 31, 2020 compared to $90.5 million for the year ended December 31, 2019. The primary driver of this increase was an increase of $25.9 million in compensation, including salaries, commissions, and stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount, offset by a decrease of $2.5 million of travel expenses not incurred due to the COVID-19 pandemic. In addition, marketing expenses increased $9.5 million, primarily consisting of direct-to-consumer initiatives, including TV advertisements which began airing in the second half of 2019. During the year ended December 31, 2020, we initially refocused our direct-to-consumer marketing strategies by shifting from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. Further, our team leveraged virtual tools, including the new Inspire Sleep app released in the second quarter of 2020, and online tools to continue physician training and patient education. Other drivers of the increase to selling, general and administrative expenses included an increase of $2.0 million due to consulting fees, insurance costs, and information technology supplies and equipment.
Other Expense (Income), Net
Other expense (income), net changed by $2.6 million, or 151.9%, to $0.9 million of expense for the year ended December 31, 2020 compared to $1.7 million of income for the year ended December 31, 2019. This change was primarily due to a decrease of $2.7 million in interest income for the year ended December 31, 2020 due to lower interest rates on our cash, cash equivalents and investments balances, partially offset by a $0.1 million increase in gain on investments.
Income Taxes
We recorded a $0.1 million provision for income taxes for the year ended December 31, 2020 compared to less than $0.1 million for the year ended December 31, 2019. This increase was due to state income tax expense and an accrual for uncertain tax benefits.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
For a discussion of our results of operations for the year ended December 31, 2018, including a year-to-year comparison between 2019 and 2018, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2019.
Liquidity and Capital Resources
As of December 31, 2020, we had cash, cash equivalents and investments of $234.4 million and an accumulated deficit of $237.3 million, compared to cash, cash equivalents and investments of $155.7 million and an accumulated deficit of $180.2 million as of December 31, 2019. As of December 31, 2020, we had $24.5 million of outstanding borrowings under our credit facility. No borrowings remain available under this credit facility.
Our sources of capital have historically been from private placements of our convertible preferred securities, sales of our Inspire system, borrowings under credit facilities and registered offerings of our common stock. In April 2020, we completed a follow-on offering that included our offer and sale of 2,300,000 shares of common stock at a public offering price of $58.00 per share. We received net proceeds of approximately $124.7 million after deducting underwriting discounts, commissions, and offering expenses. As of December 31, 2020, we had raised a total of $119.1 million in net proceeds from private placements of our convertible preferred securities and $306.5 million from registered equity offerings.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. However, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We may also seek liquidity through additional securities offerings or through borrowings under a new credit facility. We cannot ensure investors that we will be able to obtain such financing on commercially reasonable terms if at all.

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(53,045)	$(32,846)
Investing activities	86,627	(43,559)
Financing activities	134,065	1,964
Effect of exchange rate on cash	11	13
Increase (decrease) in cash and cash equivalents	$167,658	$(74,428)
Operating Activities
Net cash used in operating activities was $53.0 million for 2020 and consisted of a net loss of $57.2 million, an increase in net operating assets of $10.9 million, and non-cash charges of $15.0 million. The non-cash charges consisted of stock-based compensation, non-cash lease expense, depreciation and amortization, stock issued for services rendered, and accretion of the debt discount, offset by the non-cash income related to the accretion of the investment discount, and other, net. Operating assets includes accounts receivable, which increased due to higher sales, and inventories, which increased due to continued manufacturing of systems inventory as sales volumes increase. Operating liabilities includes accounts payable which increased generally due to the costs to support the growth of our operations, including compensation and personnel-related costs. Accrued expenses also increased due to the accrued compensation for annual bonuses to be paid during the first quarter of 2021.

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
Investing Activities
Net cash provided by investing activities for 2020 was $86.6 million and consisted primarily of proceeds from sales or maturities of investments of $141.8 million, partially offset by purchases of investments of $52.7 million and purchases of property and equipment of $2.5 million.
Net cash used in investing activities for 2019 was $43.6 million and consisted primarily of purchases of investments of $178.1 million, partially offset by proceeds from sales or maturities of investments of $137.3 million. Purchases of property and equipment were $2.7 million.
Financing Activities
Net cash provided by financing activities was $134.1 million for 2020 and consisted primarily of $124.7 million in proceeds from our follow-on offering in April 2020. The remainder of the cash provided by financing activities resulted from $7.1 million in proceeds from the exercise of stock options and $2.4 million in proceeds from the issuance of common stock from our employee stock purchase plan ("ESPP").

Net cash provided by financing activities was $2.0 million for 2019 and consisted of $1.4 million in proceeds from the issuance of common stock from our ESPP and $1.1 million in proceeds from the exercise of stock options and warrants, partially offset by a $0.5 million final payment fee due upon the amendment of our credit facility.
Indebtedness
In August 2015, we entered into a loan and security agreement with Oxford Finance, as lender and collateral agent. The loan and security agreement initially provided for a term A loan facility in the amount of $15.5 million, which was fully funded on the closing date, and a term B loan facility in an amount of at least $3.5 million but no more than $10.0 million, to be available in the future subject to our achievement of certain revenue milestones. We refer to our term A loan facility and our term loan B facility together as our credit facility. In February 2017, we amended the loan and security agreement to, among other things, increase borrowings under the term A loan facility by $1.0 million, increase the minimum amount of the term B loan facility to $5.0 million and reduce the maximum amount of the term B loan facility to $9.0 million. In February 2018, we borrowed an additional $8.0 million under the term B loan facility portion of the credit facility. As of December 31, 2020, we had $24.5 million of outstanding borrowings under our credit facility. No borrowings remain available under this credit facility.
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
Borrowings under the facility are pre-payable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment (as defined in the loan and security agreement), subject to a prepayment fee of 2.0% if such borrowings are prepaid prior to March 27, 2021 and 1.0% if such borrowings are on or after March 27, 2021 and prior to maturity. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. The credit facility is secured by substantially all of our personal property other than our intellectual property. We were in compliance with all covenants under the credit facility as of December 31, 2020.
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
Upon the closing of the IPO, the warrants to purchase 630,372 shares of preferred stock at a weighted average exercise price of $1.46 per share became exercisable to purchase 100,558 shares of common stock at a weighted average exercise price of $9.38 per share. Warrants to purchase 93,963 shares of common stock were exercised during 2018, and the warrants to purchase the remaining 6,595 shares of common stock were exercised during 2019. No warrants remain outstanding at December 31, 2020.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2020 are summarized in the table below:

	Payments Due by Year
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Recorded contractual obligations:
Long-term debt (1)	$24,500	$—	$21,438	$3,062	$—
Operating lease liabilities	7,423	17	1,805	2,449	3,152
Unrecorded contractual obligations:
Interest payments on long-term debt (2)	4,325	1,887	2,398	40	—
Purchase obligations	72,704	50,517	22,187	—	—
Total contractual obligations	$108,952	$52,421	$47,828	$5,551	$3,152

(1) Represents principal payments only. See Note 5 to our audited financial statements for additional information.
(2) Variable interest is assumed at December 31, 2020 rates. Under the terms of the loan and security agreement, a final payment fee of 3.50% is due at the earlier of maturity or prepayment. This amount is not included in the table above.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. We estimate the recoverability of our inventory by reference to internal estimates of future demands and product life cycles, including expiration of inventory prior to sale. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was $0.1 million as of both December 31, 2020 and 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. The interest rate for our outstanding debt is variable. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Credit Risk
As of December 31, 2020 and 2019, our cash, cash equivalents, and investments were maintained with two financial institutions in the U.S. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits.
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
Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals in the U.S. and Europe, primarily in Germany. No single customer represented more than 10% of our accounts receivable as of December 31, 2020 or 2019.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Inspire Medical Systems, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory valuation reserves
Description of the Matter
At December 31, 2020, the Company’s net inventory balance was $8.5 million. As explained in Note 2 to the financial statements, the determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions.
Auditing management’s estimate for excess and obsolete inventory involved subjective auditor judgment because of the assumptions and judgments used to calculate the inventory valuation reserve, including consideration of the timing of the introduction of new products and current market conditions. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including forecasted customer demand, technological and/or market obsolescence, and possible alternative uses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to determine the amount of the Company’s reserve for excess and obsolete inventory. This included controls over the Company’s review of the significant assumptions underlying the reserve estimate.
To test the adequacy of the Company's inventory valuation reserve, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the estimation calculations and evaluating significant assumptions, specifically forecasted customer demand, technological and/or market obsolescence, and possible alternative uses. We evaluated management’s ability to accurately estimate the amount of excess and obsolete inventory by comparing actual inventory write-off activity in recent years to management’s prior estimates of the inventory valuation reserve. We also audited management’s calculation of the inventory valuation reserve by testing the mathematical accuracy of the Company’s reserve calculation.

/s/Ernst & Young LLP
We have served as the Company's auditor since 2015.
Minneapolis, Minnesota
February 23, 2021

INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$190,518	$22,860
Investments, short-term	43,844	126,605
Accounts receivable, net of allowance for credit losses of $42 and $48, respectively	25,063	13,131
Inventories	8,479	5,834
Prepaid expenses and other current assets	1,965	2,206
Total current assets	269,869	170,636
Investments, long-term	—	6,276
Property and equipment, net	5,311	3,045
Operating lease right-of-use asset	5,805	915
Other non-current assets	204	381
Total assets	$281,189	$181,253
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,209	$4,459
Accrued expenses	13,516	12,397
Total current liabilities	20,725	16,856
Notes payable	24,746	24,522
Operating lease liability, non-current portion	5,886	—
Other non-current liability	85	40
Total non-current liabilities	30,717	24,562
Total liabilities	51,442	41,418
Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2020 and 2019; 27,069,276 and 24,107,350 shares issued and outstanding at December 31, 2020 and 2019, respectively	27	24
Additional paid-in capital	467,038	319,865
Accumulated other comprehensive income	29	102
Accumulated deficit	(237,347)	(180,156)
Total stockholders' equity	229,747	139,835
Total liabilities and stockholders' equity	$281,189	$181,253

The accompanying notes are an integral part of these financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$115,381	$82,050	$50,593
Cost of goods sold	17,623	13,643	10,056
Gross profit	97,758	68,407	40,537
Operating expenses:
Research and development	26,092	12,839	7,388
Selling, general and administrative	127,874	90,465	53,527
Total operating expenses	153,966	103,304	60,915
Operating loss	(56,208)	(34,897)	(20,378)
Other expense (income):
Interest income	(1,092)	(3,801)	(1,870)
Interest expense	2,117	2,119	3,304
Other (income) expense, net	(145)	(12)	16
Total other expense (income)	880	(1,694)	1,450
Loss before income taxes	(57,088)	(33,203)	(21,828)
Income taxes	115	40	—
Net loss	(57,203)	(33,243)	(21,828)
Other comprehensive loss:
Unrealized (loss) gain on investments	(73)	154	(52)
Total comprehensive loss	$(57,276)	$(33,089)	$(21,880)
Net loss per share, basic and diluted	$(2.19)	$(1.40)	$(1.50)
Weighted average common shares used to compute net loss per share, basic and diluted	26,073,418	23,804,452	14,579,662

The accompanying notes are an integral part of these financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock			Convertible Preferred Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	1,272,360	$1	$7,305	76,235,050	$119,106	$—	$(125,085)	$1,327
Stock options and warrants exercised	377,820	—	558	—	—	—	—	558
Issuance of common stock	2,285	—	95	—	—	—	—	95
Sale of common stock from initial public offering, net of offering expenses	7,762,500	8	112,032	—	—	—	—	112,040
Sale of common stock from follow-on public offering, net of offering expenses	1,875,000	2	69,783	—	—	—	—	69,785
Conversion of preferred stock to common stock	12,111,710	12	119,094	(76,235,050)	(119,106)	—	—	—
Conversion of warrants to purchase preferred stock to warrants to purchase common stock	—	—	855	—	—	—	—	855
Stock-based compensation expense	—	—	1,219	—	—	—	—	1,219
Other comprehensive loss	—	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	—	(21,828)	(21,828)
Balance at December 31, 2018	23,401,675	23	310,941	—	—	(52)	(146,913)	163,999
Stock options and warrants exercised	669,719	1	1,139	—	—	—	—	1,140
Issuance of common stock	4,206	—	233	—	—	—	—	233
Issuance of common stock for employee stock purchase plan	31,750	—	1,355	—	—	—	—	1,355
Stock-based compensation expense	—	—	6,197	—	—	—	—	6,197
Other comprehensive income	—	—	—	—	—	154	—	154
Net loss	—	—	—	—	—	—	(33,243)	(33,243)
Balance at December 31, 2019	24,107,350	24	319,865	—	—	102	(180,156)	139,835
Stock options exercised	624,315	—	7,050	—	—	—	—	7,050
Issuance of common stock	3,378	—	294	—	—	—	—	294
Sale of common stock from follow-on public offering, net of offering expenses	2,300,000	3	124,651	—	—	—	—	124,654
Issuance of common stock for employee stock purchase plan	34,233	—	2,361	—	—	—	—	2,361
Stock-based compensation expense	—	—	12,817	—	—	—	—	12,817
Other comprehensive loss	—	—	—	—	—	(73)	—	(73)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	—	(57,203)	(57,203)
Balance at December 31, 2020	27,069,276	$27	$467,038	—	$—	$29	$(237,347)	$229,747

The accompanying notes are an integral part of these financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(57,203)	$(33,243)	$(21,828)
Adjustments to reconcile net loss:
Depreciation and amortization	840	495	393
Accretion of investment discount	(22)	(983)	(648)
Accretion of debt discount	224	268	568
Non-cash lease expense	972	904	—
Stock-based compensation expense	12,817	6,197	1,219
Non-cash stock issuance for services rendered	294	233	95
Change in the fair value of preferred stock warrants	—	—	595
Other, net	(89)	(143)	51
Changes in operating assets and liabilities:
Accounts receivable	(11,842)	(6,480)	(2,836)
Inventories	(2,645)	(3,167)	1,003
Prepaid expenses and other assets	416	(905)	(1,326)
Accounts payable	2,048	1,034	439
Accrued expenses and other liabilities	1,145	2,944	3,581
Net cash used in operating activities	(53,045)	(32,846)	(18,694)
Investing activities
Purchases of property and equipment	(2,455)	(2,739)	(250)
Purchases of investments	(52,721)	(178,074)	(115,481)
Proceeds from sales or maturities of investments	141,803	137,254	32,342
Net cash provided by (used in) investing activities	86,627	(43,559)	(83,389)
Financing activities
Proceeds from issuance of notes payable	—	—	8,000
Payment of debt fees	—	(531)	—
Proceeds from the exercise of stock options and warrants	7,050	1,140	558
Proceeds from sale of common stock	124,654	—	181,825
Proceeds from the issuance of common stock from employee stock purchase plan	2,361	1,355	—
Net cash provided by financing activities	134,065	1,964	190,383
Effect of exchange rate on cash	11	13	33
Increase (decrease) in cash and cash equivalents	167,658	(74,428)	88,333
Cash and cash equivalents at beginning of year	22,860	97,288	8,955
Cash and cash equivalents at end of year	$190,518	$22,860	$97,288
Supplemental cash flow information
Cash paid for interest	$1,893	$2,033	$2,019
Purchases of property and equipment in accounts payable	816	—	—
Issuance of preferred stock warrants	—	—	103
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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the year ended December 31, 2020 are not necessarily indicative of the operating results for any future periods.
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
Initial Public Offering
On May 7, 2018, we completed our IPO by issuing 7,762,500 shares of common stock, at an offering price of $16.00 per share, for net proceeds of approximately $112.0 million after deducting underwriting discounts, commissions, and offering expenses. In connection with the IPO, our outstanding shares of convertible preferred stock were automatically converted into an aggregate of 12,111,710 shares of common stock, and our outstanding warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 100,558 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.9 million to additional paid-in capital ("APIC").
Follow-On Public Offerings
On December 11, 2018, we completed a follow-on offering that included our offer and sale of 1,875,000 shares of common stock and the selling stockholders’ offer and sale of 1,000,000 shares of common stock, at a public offering price of $40.00 per share. We received net proceeds of approximately $69.8 million after deducting underwriting

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

discounts, commissions, and offering expenses. We received no proceeds from the sale of our common stock by the selling stockholders.
On April 16, 2020, we completed a follow-on offering that included our offer and sale of 2,300,000 shares of common stock at a public offering price of $58.00 per share. We received net proceeds of approximately $124.7 million after deducting underwriting discounts and commissions and offering expenses.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. We use significant judgment when making estimates related to the allowance for credit losses, inventory reserves, warranty reserves, the valuations of our common stock prior to our IPO, and stock-based awards. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Investments
At December 31, 2020 and 2019, our short-term investments consisted of commercial paper, corporate bonds, and U.S. government securities, and at December 31, 2019 our short-term investments also included asset-backed securities, all of which are classified as available-for-sale and had maturities less than one year. At December 31, 2019, our long-term investments consisted of corporate bonds. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income. We had $0.0 million and $0.1 million of unrecognized income in our accumulated other comprehensive income balance at December 31, 2020 and 2019, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense (income). For both the years ended December 31, 2020 and 2019, we recognized approximately $0.1 million of gains, net.
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
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than two years. For non-U.S. government securities, we use a discounted cash flow approach to calculate expected credit losses using estimated default rates based upon

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

historical loss data, current conditions, as well as expectations of future economic conditions. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at December 31, 2020.
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
Asset-backed securities: Consists of short-term, securitized investments backed by pools of credit card receivables. These are included as a Level 2 measurement in the table below.
U.S. government securities: Consists of U.S. government Treasury bills with original maturities of less than two years. These are included as a Level 1 measurement in the tables below.
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of December 31, 2020 and 2019. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	December 31, 2020
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$179,389	$179,389	$—	$—
Total cash equivalents	179,389	179,389	—	—
Investments:
Commercial paper	$13,275	$—	$13,275	$—
Corporate bonds	6,540	—	6,540	—
U.S. government securities	24,029	24,029	—	—
Total investments	43,844	24,029	19,815	—
Total cash equivalents and investments	$223,233	$203,418	$19,815	$—

	Fair Value Measurements as of
	December 31, 2019
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,429	$18,429	$—	$—
Total cash equivalents	18,429	18,429	—	—
Investments:
Commercial paper	14,214	—	14,214	—
Corporate bonds	32,485	—	32,485	—
Asset-backed securities	8,100	—	8,100	—
U.S. government securities	78,082	78,082	—	—
Total investments	132,881	78,082	54,799	—
Total cash equivalents and investments	$151,310	$96,511	$54,799	$—
There were no transfers between levels during the years ended December 31, 2020 and 2019.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable.
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of December 31, 2020 and 2019, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Each reporting period, we estimate the credit loss related to accounts receivable based on a migration analysis of accounts grouped by individual receivables delinquency status, and apply our historic loss rate adjusted for management's assumption of future market conditions. Any change in the allowance subsequent to the effective date of January 1, 2020 from new receivables acquired, or changes due to credit deterioration on previously existing receivables, is recorded in selling, general and administrative expenses. Write-offs of receivables considered uncollectible, and any related subsequent recoveries of previously written off receivables, are deducted from the allowance. Specific accounts receivable are written-off once a determination is made that the amount is uncollectible. The write-off is recorded in the period in which the account receivable is deemed uncollectible. Recoveries are recognized when received and as a direct credit to earnings or as a reduction to the allowance for credit losses (which would indirectly reduce the loss by decreasing bad debt expense).
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis, and consisted of the following:

	December 31,
	2020	2019
Raw materials	$892	$781
Finished goods	7,587	5,053
Total inventories, net of reserves	$8,479	$5,834
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was $0.1 million as of both December 31, 2020 and 2019.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	December 31,
	2020	2019
Computer equipment and software	$1,305	$790
Manufacturing equipment	2,285	1,050
Other equipment	249	68
Leasehold improvements	192	192
Construction in process	3,125	1,950
Property and equipment, cost	7,156	4,050
Less: accumulated depreciation and amortization	(1,845)	(1,005)
Property and equipment, net	$5,311	$3,045
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.8 million, $0.5 million and $0.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any material impairment charges on long-lived assets during the years ended December 31, 2020, 2019, or 2018.
Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2020	2019
Payroll related	$11,965	$10,304
Interest	160	160
Current operating lease liability	—	828
Other accrued expenses	1,391	1,105
Total accrued expenses	$13,516	$12,397
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
Cost of Goods Sold
Cost of goods sold consists primarily of acquisition costs for the components of the Inspire system, overhead costs, scrap and inventory obsolescence, warranty replacement costs, as well as distribution-related expenses such as logistics and shipping costs, net of shipping costs charged to customers. The overhead costs include the cost of material procurement, depreciation expense for production equipment, and operations supervision and management personnel, including employee compensation, stock-based compensation, supplies, and travel.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $26.4 million, $18.0 million, and $9.3 million during the years ended December 31, 2020, 2019, and 2018, respectively.
Leases
Operating leases are included in operating lease right-of-use ("ROU") asset, accrued expenses, and operating lease liability – non-current portion in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of our incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheets.
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
Purchase Commitments
As of December 31, 2020, we had purchase commitments to suppliers for purchases totaling $72.7 million.
Recent Accounting Pronouncements
We have reviewed and considered all recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

3. Investments
Our investments are classified as available-for-sale and consist of the following:

	December 31, 2020
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$13,275	$—	$—	$13,275
Corporate bonds	6,543	—	(3)	6,540
U.S. government securities	23,997	32	—	24,029
Short-term investments	$43,815	$32	$(3)	$43,844

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
As of December 31, 2020 and 2019, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of December 31, 2020. At the end of each reporting period, we evaluate potential credit impairment on available-for-sale securities in an unrealized loss position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written-down, and a reversal out of the valuation allowance occurs.

4. Leases
Adoption of ASC Topic 842, Leases
On December 31, 2019, we adopted the new accounting standard ASC 842, Leases, which requires lessees to recognize a lease liability and a ROU asset for all leases with lease terms greater than 12 months. We used the effective date of this standard as the date of initial application, with no retrospective adjustments to prior comparative periods. We were an emerging growth company as defined by the JOBS Act until December 31, 2019 and therefore this guidance became effective for us on the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Leases Overview
We previously rented approximately 9,500 square feet of office space under an operating lease that expired on March 31, 2019. In September 2018, we entered into a non-cancelable operating lease agreement to sublease approximately 45,000 square feet of office space for our corporate headquarters, which included real estate taxes and operating expenses in the base rent. This lease commenced January 15, 2019 and expired November 30, 2020.
In May 2019, we entered into a new, non-cancelable operating lease agreement for the same space directly with the landlord. The initial lease term commenced on December 1, 2020 and expires May 31, 2028 with an option to renew for one additional period of five years at the then-prevailing market rate. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability when the lease commenced on December 1, 2020 as it is not reasonably certain of exercise.
Beginning December 1, 2020, in addition to base rent, we also pay our proportionate share of the operating expenses, as defined in the lease. These payments will be made monthly, and will be adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance. In

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

conjunction with this lease, the landlord agreed to provide Inspire with a $0.6 million rent abatement and a refurbishment allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $1.1 million upon Inspire providing the necessary documentation evidencing the costs of the leasehold improvements that are completed by May 31, 2022. However, the lease allows us to allocate the refurbishment allowance against base rent instead of taking a tenant improvement reimbursement. At this time, we intend to allocate the full amount of the refurbishment allowance against base rent. The total minimum lease payments related to this lease is $7.4 million.
The following table presents the lease balances within the balance sheets:

	December 31,
	2020	2019
Right-of-use assets:
Operating lease right-of-use asset	$5,805	$915
Operating lease liabilities:
Accrued liabilities	$—	$828
Operating lease liability, non-current portion	5,886	—
Total operating lease liabilities	$5,886	$828
The cost components of our operating leases were as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost	$1,035	$1,021
Variable lease cost	72	29
Total lease cost	$1,107	$1,050
Variable lease costs consist primarily of taxes, insurance and common area maintenance costs on our current corporate office lease, which commenced December 1, 2020, and our prior corporate office lease, which expired March 31, 2019.
Prior to January 1, 2019, we recorded operating lease rent expense under ASC 840 on a straight-line basis over the period of the lease. Rent expense was $0.2 million for the year ended December 31, 2018.
Maturities of our lease liability for our operating lease are as follows as of December 31, 2020:

2021	$17
2022	633
2023	1,172
2024	1,207
2025	1,242
Thereafter	3,152
Total undiscounted lease payments	7,423
Less: imputed interest	(1,537)
Present value of lease liability	$5,886
As of December 31, 2020, the remaining lease term was 7.4 years and the discount rate was 5.2%. The operating cash outflows from our operating leases were $1.0 million for each of the years ended December 31, 2020 and 2019.

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
In February 2017, we amended the loan and security agreement to, among other things, increase borrowings under the term A loan facility by $1.0 million, for a total of $16.5 million outstanding under the credit facility and reduced borrowings available under the term B loan facility to $9.0 million.
In February 2018, we borrowed an additional $8.0 million under the term B loan facility portion of the credit facility for a total of $24.5 million outstanding under the credit facility.
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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of December 31, 2020.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

Expected future principal payments for the credit facility are as follows:

Year ending December 31:
2021	$—
2022	9,188
2023	12,250
2024	3,062
2025	—
Total expected future principal payments	$24,500

6. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. We may elect to make a voluntary contribution to the plan. We have not made contributions since inception.

7. Stockholders' Equity
Preferred Stock
As of December 31, 2019 and 2020, no preferred stock had been issued.
Preferred Stock Warrants and Common Stock Warrants
In connection with the borrowing completed in February 2018 (see Note 5), we issued 233,577 ten-year warrants to purchase Series F preferred shares of stock at an exercise price of $1.37 per share. In connection with the closing of the IPO in May 2018, the warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $0.9 million to APIC. Upon the closing of the IPO, the warrants to purchase 630,372 shares of preferred stock at a weighted average exercise price of $1.46 per share became exercisable to purchase 100,558 shares of common stock at weighted average exercise price of $9.38 per share. The warrants were exercised during 2018 and 2019 and are no longer outstanding.

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
As of December 31, 2020, there were 2,708,953 shares reserved for issuance under the 2018 Plan, of which 647,614 shares were available for issuance. Prior to the IPO, the exercise price of stock options represented fair value of the common stock at the time of issuance and was determined by the board of directors with the assistance of a third-party valuation specialist. Post-IPO, options are granted at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options granted to employees include a four-year service period and 25% vest after the first year of service and the remainder vest in equal monthly installments over the next 36 months of service. The stock options granted to the board of directors vest in one, two, or three equal annual installments, in each case subject to the director's continuous services through the applicable vesting date. The stock options have a contractual life of ten years.
A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,071,616	$1.47	5.9
Granted	1,014,556	$31.91
Exercised	(301,058)	$1.86		$7,353
Forfeited	(39,958)	$3.64
Outstanding at December 31, 2018	2,745,156	$12.64	7.4	$81,453
Granted	809,454	$67.43
Exercised	(664,617)	$1.71		$35,305
Forfeited	(45,829)	$36.39
Outstanding at December 31, 2019	2,844,164	$30.41	7.9	$124,585
Granted	703,838	$159.67
Exercised	(624,315)	$11.29		$54,821
Forfeited	(66,123)	$44.57
Outstanding at December 31, 2020	2,857,564	$66.09	7.9	$351,626
Exercisable at December 31, 2020	1,210,447	$22.38	6.4	$200,578
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The total grant date fair value of options vested during the year was $11.1 million, $5.1 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018.
Total stock compensation recognized, before taxes, was as follows:

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold	$170	$121	$9
Research and development	1,931	689	51
Selling, general and administrative	10,716	5,387	1,159
Total stock-based compensation	$12,817	$6,197	$1,219

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

As of December 31, 2020, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2024 related to unvested employee and non-employee director stock-based awards is $72.7 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized is 2.9 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.
We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model using the fair market value of our common stock on the date of grant and a number of other assumptions. These assumptions include, but are not limited to, estimates regarding the expected term of the awards, estimates of the stock volatility over a duration that approximates the expected term of the awards, estimates of the risk-free rate, and estimates of expected dividend rates.
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
The fair value of options granted to employees and directors during the years ended December 31, 2020, 2019, and 2018 was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected life (years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Expected volatility	42.3 - 49.3%	43.1 - 50.6%	37.5 - 49.8%
Risk-free interest rate	0.36 - 1.42%	1.39 - 2.63%	2.38 - 3.07%
Dividend yield	—%	—%	—%
Weighted average fair value	$73.93	$30.69	$16.20

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
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. During the year ended December 31, 2020, 34,233 shares were purchased under the ESPP, utilizing $2.4 million of employee contributions. As of December 31, 2020, 581,195 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $1.0 million, $0.5 million, and $0 for the years ended December 31, 2020, 2019, and 2018, respectively.

9. Income Taxes
Due to our cumulative net loss position, a valuation allowance has been required to be established for all deferred tax assets as of December 31, 2020, 2019, and 2018.
The components of our provision for income taxes are as follows:

	December 31,
	2020	2019	2018
Current
Federal and state	$70	$—	$—
Foreign	45	40	—
Total current	115	40	—
Total provision for income taxes	$115	$40	$—
The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	3.6	4.3	4.0
Stock-based compensation	8.0	3.9	1.4
Research and development ("R&D") tax credit	1.4	1.0	1.3
Other	(0.1)	(0.6)	(1.4)
Change in valuation allowance	(34.1)	(29.7)	(26.3)
Total	(0.2)%	(0.1)%	—%

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

Significant components of net deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2020	2019	2018
Deferred tax assets:
Net operating losses	$58,150	$39,925	$31,120
R&D tax credits	3,761	2,348	1,916
R&D expenditures, capitalized for tax	1,846	3,111	2,549
Interest expense carryforward	252	—	638
Accruals and other	1,200	1,330	1,194
Depreciation and amortization	167	221	311
Lease asset	1,444	202	—
Stock-based compensation	1,770	813	214
Other comprehensive loss	—	—	16
Total deferred tax assets	68,590	47,950	37,958
Deferred tax liabilities:
Lease liability	(1,424)	(223)	—
Other comprehensive income	(7)	(25)	—
Other	—	(50)	(101)
Total deferred tax liabilities	(1,431)	(298)	(101)
Net deferred tax assets	67,159	47,652	37,857
Valuation allowance	(67,159)	(47,652)	(37,857)
	$—	$—	$—
Deferred income taxes reflect the tax effects of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2020, our gross federal net operating loss carryforwards of $234.9 million will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $145.6 million that include net operating losses that will begin to expire in 2028. We also have gross R&D credit carryforwards of $4.0 million as of December 31, 2020 of which will expire at various dates beginning in 2033.
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
Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence and cumulative losses, we believe it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until we have sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $19.5 million, $9.8 million, and $5.8 million during the years ended December 31, 2020, 2019 and 2018, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

The changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
	2020	2019	2018
Balance beginning of the year	$40	$—	$—
Increase in balances related to current year tax positions	—	40	—
Increase in balances related to prior year tax positions	45	—	—
Balance end of the year	$85	$40	$—

We file income tax returns in the applicable jurisdictions. The 2017 to 2019 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.
Our policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in our statements of operations and comprehensive loss. There was no interest or penalties accrued at December 31, 2020 and 2019.

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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization. Revenue by geographic region is as follows:

	Year Ended December 31,
	2020	2019	2018
United States	$106,108	$73,660	$44,378
Europe	9,273	8,390	6,215
Total revenue	$115,381	$82,050	$50,593
All of our long-lived assets are located in the U.S.

11. Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of convertible common stock warrants and common stock options were antidilutive in those periods.
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computations of diluted shares outstanding because such securities have an antidilutive impact due to losses reported:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Convertible common stock warrants	—	—	6,595
Common stock options outstanding	2,857,564	2,844,164	2,745,156
Total	2,857,564	2,844,164	2,751,751

12. Quarterly Financial Information (Unaudited)
The following table provides selected quarterly financial data for the years ended December 31, 2020 and 2019.

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2020	2020	2020	2020	2019	2019	2019	2019
Revenue	$21,347	$12,183	$35,842	$46,009	$16,250	$18,032	$20,862	$26,906
Gross profit	18,050	10,229	30,631	38,848	13,396	14,938	17,406	22,667
Net loss	(16,245)	(23,089)	(10,385)	(7,484)	(8,266)	(7,650)	(8,247)	(9,080)
Net loss per share, basic and diluted (1)	$(0.67)	$(0.88)	$(0.39)	$(0.28)	$(0.35)	$(0.32)	$(0.34)	$(0.38)
(1) The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Inspire Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Inspire Medical Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Inspire Medical Systems, Inc. as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
February 23, 2021

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information as of December 31, 2020, regarding our common stock that may be issued under the Inspire Medical Systems, Inc. 2007 Incentive Award Plan, as amended (the "2007 Plan”), the Inspire Medical Systems, Inc. 2017 Incentive Award Plan, as amended (the “2017 Plan”), the Inspire Medical Systems, Inc. 2018 Incentive Award Plan (the “2018 Plan”) and the Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2007 Plan (1)	633,913	$1.44	—
2017 Plan (1)	162,312	$9.22	—
2018 Plan (2)	2,061,339	$90.45	647,614
2018 ESPP (3)	—	$—	581,195
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,857,564	$66.09	1,228,809

(1)    The 2007 Plan terminated in accordance with its terms on November 28, 2017; however, outstanding stock options may continue to be exercised in accordance with their terms. In connection with our IPO, we adopted the 2018 Plan and do not make grants or awards under the 2017 Plan.
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

Other
The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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
(3)    Exhibits
The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018
3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018
4.1	Form of Certificate of Common Stock	S-1	333-224176	4.1	4/23/2018
4.2	Fifth Amended and Restated Investor Rights Agreement, dated October 25, 2016, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.2	4/6/2018
4.3	Amendment No. 1 to Fifth Amended and Restated Investor Rights Agreement, dated April 20, 2018, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.3	4/23/2018
4.6	Description of Capital Stock	10-K	001-38468	4.6	2/25/2020
10.1	Assignment and License Agreement, dated as of November 28, 2007, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.1	4/6/2018
10.2	First Amendment to Assignment and License Agreement, dated as of February 4, 2010, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.2	4/6/2018
10.3	Loan and Security Agreement, dated as of August 7, 2015, by and between Inspire Medical Systems, Inc. and Oxford Finance LLC	S-1	333-224176	10.3	4/6/2018
10.4	First Amendment to Loan and Security Agreement, dated as of February 24, 2017, by and between Inspire Medical Systems, Inc. and Oxford Finance LLC	S-1	333-224176	10.4	4/6/2018
10.5	Second Amendment to the Loan and Security Agreement, dated as of March 27, 2019, by and between Inspire Medical Systems, Inc. and Oxford Finance LLC.	8-K	001-38468	10.1	3/29/2019
10.6†	2007 Stock Incentive Plan, as amended	S-1	333-224176	10.6	4/6/2018
10.7†	Form of Incentive Stock Option Agreement pursuant to 2007 Stock Incentive Plan	S-1	333-224176	10.7	4/6/2018
10.8†	2017 Stock Incentive Plan, as amended	S-1	333-224176	10.8	4/6/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9†	Form of Incentive Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.9	4/6/2018
10.10†	Form of Non-Statutory Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.10	4/6/2018
10.11†	Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.11	4/23/2018
10.12†	Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.12	4/23/2018
10.13†	Form of Restricted Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan					*
10.14†	Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan	S-1	333-224176	10.13	4/23/2018
10.15†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Timothy Herbert	S-1	333-224176	10.15	4/23/2018
10.16†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Randy Ban	S-1	333-224176	10.17	4/23/2018
10.17†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Richard Buchholz	S-1	333-224176	10.19	4/23/2018
10.18†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Steven Jandrich	S-1	333-224176	10.21	4/23/2018
10.19†	Employment Agreement between the Company and Philip Ebeling	8-K	001-38468	10.1	6/8/2020
10.20†	Employment Agreement between the Company and Bryan Phillips					*
10.21†	Form of Indemnification Agreement between Inspire Medical Systems, Inc. and its directors and officers	S-1	333-224176	10.23	4/6/2018
10.22†	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy	10-Q	001-38468	10.1	8/6/2019
21.1	Subsidiaries of Inspire Medical Systems, Inc.					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Inspire Medical Systems, Inc.
Date:	February 23, 2021	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2021.

Signature	Title

/s/ TIMOTHY P. HERBERT	Chief Executive Officer (principal executive officer), President and Director
Timothy P. Herbert

/s/ RICHARD BUCHHOLZ	Chief Financial Officer (principal financial and accounting officer)
Richard Buchholz

/s/ MARILYN CARLSON NELSON	Chair of the Board of Directors
Marilyn Carlson Nelson

/s/ SHELLEY BROADER	Director
Shelly Broader

/s/ GARY L. ELLIS	Director
Gary L. Ellis

/s/ JERRY GRIFFIN, M.D.	Director
Jerry Griffin, M.D.

/s/ DANA G. MEAD, JR.	Director
Dana G. Mead, Jr.

/s/ GEORGIA MELENIKIOTOU	Director
Georgia Melenikiotou

/s/ SHAWN T MCCORMICK	Director
Shawn T McCormick

/s/ CASEY TANSEY	Director
Casey Tansey