Form 10-Q
period 2021-03-31
Inspire Medical Systems, Inc.
filed 2021-05-04
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 27, 2021, the registrant had 27,213,528 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial position ,prospective products, product approvals, our expectations regarding the new American Medical Association reimbursement codes, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, and the plans and objectives of management for future operations.
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
•risks related to our common stock; and
•other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as updated by “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,348	$190,518
Investments, short-term	43,796	43,844
Accounts receivable, net of allowance for credit losses of $35 and $42, respectively	21,646	25,063
Inventories	11,385	8,479
Prepaid expenses and other current assets	1,609	1,965
Total current assets	260,784	269,869
Property and equipment, net	6,791	5,311
Operating lease right-of-use asset	5,634	5,805
Other non-current assets	204	204
Total assets	$273,413	$281,189
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,057	$7,209
Accrued expenses	10,365	13,516
Total current liabilities	19,422	20,725
Notes payable	24,804	24,746
Operating lease liability, non-current portion	5,959	5,886
Other non-current liability	97	85
Total liabilities	50,282	51,442
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 27,203,073 and 27,069,276 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	27	27
Additional paid-in capital	476,658	467,038
Accumulated other comprehensive income	9	29
Accumulated deficit	(253,563)	(237,347)
Total stockholders' equity	223,131	229,747
Total liabilities and stockholders' equity	$273,413	$281,189

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$40,352	$21,347
Cost of goods sold	5,981	3,297
Gross profit	34,371	18,050
Operating expenses:
Research and development	8,154	5,438
Selling, general and administrative	41,906	29,052
Total operating expenses	50,060	34,490
Operating loss	(15,689)	(16,440)
Other expense (income):
Interest income	(57)	(642)
Interest expense	523	525
Other expense (income), net	38	(78)
Total other expense (income)	504	(195)
Loss before income taxes	(16,193)	(16,245)
Income taxes	23	—
Net loss	(16,216)	(16,245)
Other comprehensive loss:
Unrealized (loss) gain on investments	(20)	193
Total comprehensive loss	$(16,236)	$(16,052)
Net loss per share, basic and diluted	$(0.60)	$(0.67)
Weighted average common shares used to compute net loss per share, basic and diluted	27,144,361	24,165,875

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	27,069,276	$27	$467,038	$29	$(237,347)	$229,747
Stock options exercised	133,421	—	3,550	—	—	3,550
Issuance of common stock	376	—	73	—	—	73
Stock-based compensation expense	—	—	5,997	—	—	5,997
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,216)	(16,216)
Balance at March 31, 2021	27,203,073	$27	$476,658	$9	$(253,563)	$223,131

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	24,107,350	$24	$319,865	$102	$(180,156)	$139,835
Stock options exercised	254,142	—	787	—	—	787
Issuance of common stock	897	—	72	—	—	72
Stock-based compensation expense	—	—	2,749	—	—	2,749
Other comprehensive income	—	—	—	193	—	193
Adoption of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	—	12	12
Net loss	—	—	—	—	(16,245)	(16,245)
Balance at March 31, 2020	24,362,389	$24	$323,473	$295	$(196,389)	$127,403

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(16,216)	$(16,245)
Adjustments to reconcile net loss:
Depreciation and amortization	234	187
Amortization (accretion) of investment premium (discount)	30	(80)
Accretion of debt discount	58	54
Non-cash lease expense	171	243
Stock-based compensation expense	5,997	2,749
Non-cash stock issuance for services rendered	73	72
Other, net	(8)	(89)
Changes in operating assets and liabilities:
Accounts receivable	3,381	2,092
Inventories	(2,905)	(1,411)
Prepaid expenses and other current assets	356	775
Accounts payable	1,477	1,372
Accrued expenses and other liabilities	(3,049)	(4,494)
Net cash used in operating activities	(10,401)	(14,775)
Investing activities
Purchases of property and equipment	(1,321)	(255)
Purchases of investments	—	(14,907)
Proceeds from sales or maturities of investments	—	82,403
Net cash (used in) provided by investing activities	(1,321)	67,241
Financing activities
Proceeds from the exercise of stock options	3,550	787
Net cash provided by financing activities	3,550	787
Effect of exchange rate on cash	2	4
(Decrease) increase in cash and cash equivalents	(8,170)	53,257
Cash and cash equivalents at beginning of period	190,518	22,860
Cash and cash equivalents at end of period	$182,348	$76,117
Supplemental cash flow information
Cash paid for interest	$466	$471
Purchases of property and equipment in accounts payable	1,209	—

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only United States ("U.S.") Food and Drug Administration ("FDA") approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. Inspire therapy received premarket approval ("PMA") from the FDA in April 2014 and has been commercially available in certain European markets since November 2011. Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in June 2018 and completed reimbursement review in April 2021. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Australia.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements may not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"); however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. We use significant judgment when making estimates related to the allowance for credit losses, inventory reserves, warranty reserves, and stock-based awards. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Investments
At March 31, 2021 and December 31, 2020, our short-term investments consisted of commercial paper, corporate bonds, and U.S. government securities, which are classified as available-for-sale and had maturities less than one year. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income. We had less than $0.1 million of unrecognized income in accumulated other comprehensive income at both March 31, 2021 and December 31, 2020. Any realized gains and losses are calculated on the specific identification method and reported net in other expense (income) in the statements of operations and comprehensive loss. For the three months ended March 31, 2021 and 2020, we recognized $0.0 million and $0.1 million of realized gains, net, respectively.
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
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than one year. For non-U.S. government securities, we use a discounted cash flow approach to calculate expected credit losses using estimated default rates based upon historical loss data, current conditions, as well as expectations of future economic conditions. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both March 31, 2021 and December 31, 2020.
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
U.S. government securities: Consists of U.S. government Treasury bills and notes with original maturities of less than one year. These are included as a Level 1 measurement in the tables below.
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of March 31, 2021 and December 31, 2020. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	March 31, 2021
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$170,391	$170,391	$—	$—
Total cash equivalents	170,391	170,391	—	—
Investments:
Commercial paper	$13,286	$—	$13,286	$—
Corporate bonds	6,506	—	6,506	—
U.S. government securities	24,004	24,004	—	—
Total investments	43,796	24,004	19,792	—
Total cash equivalents and investments	$214,187	$194,395	$19,792	$—

	Fair Value Measurements as of
	December 31, 2020
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$179,389	$179,389	$—	$—
Total cash equivalents	179,389	179,389	—	—
Investments:
Commercial paper	$13,275	$—	$13,275	$—
Corporate bonds	6,540	—	6,540	—
U.S. government securities	24,029	24,029	—	—
Total investments	43,844	24,029	19,815	—
Total cash equivalents and investments	$223,233	$203,418	$19,815	$—

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
There were no transfers between levels during the periods ended March 31, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable.
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of March 31, 2021 and December 31, 2020, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$1,419	$892
Finished goods	9,966	7,587
Total inventories, net of reserves	$11,385	$8,479
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was $0.1 million as of both March 31, 2021 and December 31, 2020.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	March 31, 2021	December 31, 2020
Computer equipment and software	$1,294	$1,305
Manufacturing equipment	3,137	2,285
Other equipment	249	249
Leasehold improvements	264	192
Construction in process	3,915	3,125
Property and equipment, cost	8,859	7,156
Less: accumulated depreciation and amortization	(2,068)	(1,845)
Property and equipment, net	$6,791	$5,311
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.2 million for both of the three months ended March 31, 2021 and 2020.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the three months ended March 31, 2021 or 2020.
Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Payroll related	$8,301	$11,965
Interest	160	160
Other accrued expenses	1,904	1,391
Total accrued expenses	$10,365	$13,516
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
Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of restricted stock units ("RSUs") and non-statutory and incentive stock options to employees and RSUs and non-statutory stock options to consultants and directors. We also offer an employee stock purchase plan which allows participating employees to purchase shares of our common stock at a discount through payroll deductions.
We recognize equity-based compensation expense for awards of equity instruments to employees and directors based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation ("ASC 718"). ASC 718 requires all equity-based compensation awards to employees and directors, including grants of RSUs and stock options, to be recognized as expense in the statements of operations and comprehensive loss

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model and the fair value of RSUs is equal to the closing price of our common stock on the grant date. The fair value of each purchase under the employee stock purchase plan is estimated at the beginning of the offering period using the Black-Scholes option pricing model. We have not granted any stock-based awards to our consultants.
The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (i) the expected share price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. Due to our limited operating history and a lack of company specific historical and implied volatility data, we have incorporated our historical stock trading volatility with those of a peer group of public companies for the calculation of volatility. The group of peer companies have characteristics similar to us, including stage of product development and focus on the life science industry. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. We use the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees and directors as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a U.S. government Treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
We expense the fair value of our equity-based compensation awards granted to employees and directors on a straight-line basis over the associated service period, which is generally the period in which the related services are received. We account for award forfeitures as they occur.
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $9.0 million and $6.4 million during the three months ended March 31, 2021 and 2020, respectively.
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
Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share as all potentially dilutive shares consisting of outstanding stock options, unvested RSUs, and shares issuable under our employee stock purchase plan were antidilutive in those periods.
Recent Accounting Pronouncements
We have reviewed and considered all recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

3. Investments
Our investments are classified as available-for-sale and consist of the following:

	March 31, 2021
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Commercial paper	$13,286	$—	$—	$13,286
Corporate bonds	6,509	—	(3)	6,506
U.S. government securities	23,992	12	—	24,004
Short-term investments	$43,787	$12	$(3)	$43,796

	December 31, 2020
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Commercial paper	$13,275	$—	$—	$13,275
Corporate bonds	6,543	—	(3)	6,540
U.S. government securities	23,997	32	—	24,029
Short-term investments	$43,815	$32	$(3)	$43,844
As of March 31, 2021 and December 31, 2020, we had no investments with a contractual maturity of greater than one year. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of March 31, 2021. At the end of each reporting period,

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
we evaluate potential credit impairment on available-for-sale securities in an unrealized loss position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written-down, and a reversal out of the valuation allowance occurs.

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
Beginning December 1, 2020, in addition to base rent, we also pay our proportionate share of the operating expenses, as defined in the lease. These payments are made monthly and adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance. In conjunction with this lease, the landlord agreed to provide a $0.6 million rent abatement and a refurbishment allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $1.1 million upon Inspire providing the necessary documentation evidencing the costs of the leasehold improvements that are completed by May 31, 2022. However, the lease allows us to allocate the refurbishment allowance against base rent instead of taking a tenant improvement reimbursement. At this time, we intend to allocate the full amount of the refurbishment allowance against base rent. The total minimum lease payments related to this lease are $7.4 million.
The following table presents the lease balances within the balance sheets:

	March 31, 2021	December 31, 2020
Right-of-use assets:
Operating lease right-of-use asset	$5,634	$5,805
Operating lease liabilities:
Operating lease liability, non-current portion	$5,959	$5,886

As of March 31, 2021, the remaining lease term was 7.2 years and the discount rate was 5.2%. The operating cash outflows from our operating leases were less than $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

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
In addition to the principal and interest payments, under the credit facility, we are required to pay a final payment fee of 3.50% on all amounts outstanding, which is being accreted using the effective interest rate method over the term of the loan and security agreement and shall be due at the earlier of maturity or prepayment. Borrowings are prepayable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the final payment, subject to a prepayment fee of 1.00%.
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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of March 31, 2021.
Expected future principal payments for the credit facility are as follows:

Year ending December 31:
2021 (remaining)	$—
2022	9,188
2023	12,250
2024	3,062
Total expected future principal payments	$24,500

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
7. Stockholders' Equity
Stock-Based Compensation
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
The purpose of the 2018 Plan is to promote the interest of our company and our stockholders by aiding in attracting and retaining employees, officers, consultants, independent contractors, and directors capable of assuring the future success of our business and to afford such persons an opportunity to acquire a proprietary interest in our company. The board of directors may amend, alter, suspend, discontinue, or terminate the 2018 Plan at any time with the approval of our stockholders. A total of 1,386,809 shares of common stock were initially reserved for issuance under the 2018 Plan, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 739,631 shares, b) 4% of the shares outstanding on the final day of the immediately preceding fiscal year and c) such smaller number of shares as determined by the board of directors. As of March 31, 2021, there were 3,381,983 shares reserved for issuance under the 2018 Plan, of which 1,358,694 shares were available for issuance.
The following table presents the components and classification of stock-based compensation expense recognized for stock options, RSUs, and the ESPP:

	Three Months Ended
	March 31,
	2021	2020
Stock options	$5,657	$2,575
Restricted stock units	19	—
Employee stock purchase plan	321	174
Total stock-based compensation expense	$5,997	$2,749

Cost of goods sold	$79	$53
Research and development	1,040	345
Selling, general and administrative	4,878	2,351
Total stock-based compensation expense	$5,997	$2,749

Stock Options
Prior to the IPO, the exercise price of stock options represented fair value of the common stock at the time of issuance and was determined by the board of directors with the assistance of a third-party valuation specialist. Post-IPO, options are granted at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options granted to employees include a four-year service period and 25% vest after the first year of service and the remainder vest in equal installments over the next 36 months of service. The stock options granted to the board of directors vest in one or three equal annual installments, in each case, subject to the director's continuous service through the applicable vesting date. The stock options have a contractual life of ten years.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,857,564	$66.09	7.9	$351,626
Granted	68,802	$207.15
Exercised	(133,421)	$26.61		$24,567
Forfeited	(42,570)	$111.03
Outstanding at March 31, 2021	2,750,375	$70.84	7.7	$374,706
Exercisable at March 31, 2021	1,221,474	$24.27	6.3	$223,188

The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options.
As of March 31, 2021, the amount of unearned stock-based compensation to be expensed from now through the year 2025 related to unvested employee and non-employee director stock options is $72.4 million, which we expect to recognize over a weighted average period of 2.8 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.
We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model using the fair market value of our common stock on the date of grant and a number of other assumptions. These assumptions include estimates regarding the expected term of the awards, estimates of the stock volatility over a duration that approximates the expected term of the awards, estimates of the risk-free rate, and estimates of expected dividend rates.
The fair value of options granted to employees and non-employee directors was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2021	2020
Expected term (years)	6.25	6.25
Expected volatility	55.2 - 55.7%	42.3 - 48.2%
Risk-free interest rate	0.79 - 1.4%	0.55 - 1.42%
Expected dividend yield	0.0%	0.0%
Weighted average fair value	$109.27	$31.48

Expected Term — Due to our limited amount of historical exercise, forfeiture, and expiration activity, we have opted to use the "simplified method" for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting terms and the original contractual term of the option. We will continue to analyze our expected term assumption as more historical data becomes available.
Expected Volatility — Due to our limited operating history and a lack of company specific historical and implied volatility data, we have incorporated our historical stock trading volatility with those of a group of similar companies

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
that are publicly traded for the calculation of volatility. When selecting this peer group of public companies on which we have based our expected stock price volatility, we generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available.
Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. government Treasury instruments with maturities similar to the expected term of our stock options.
Expected Dividend Yield — The expected dividend assumption is based on our history of not paying dividends and our expectation that we will not declare dividends for the foreseeable future.
The amount of stock-based compensation expense is recognized on a straight-line basis over the vesting term and is reduced by actual forfeitures as they occur.
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs include a four-year service period and vest in equal installments on each of the first four anniversaries of the date of grant, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of our common stock on the grant date.
A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2020	—	$—	$—
Granted	2,275	$201.51
Unvested at March 31, 2021	2,275	$201.51	$471
There were no RSUs granted prior to 2021. The aggregate intrinsic value of RSUs outstanding was based on our closing stock price on the last trading day of the period. As of March 31, 2021, there was $0.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a period of 3.8 years.
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
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. As of March 31, 2021, 766,103 shares were available for future issuance under the ESPP. The current purchase period under the ESPP began on January 1, 2021 and ends June 30, 2021.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
8. Income Taxes
At both March 31, 2021 and 2020, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of less than $0.1 million in the three months ended March 31, 2021, compared to $0 in the three months ended March 31, 2020. Income tax expense in the three months ended March 31, 2021 reflects minimal state income tax expense and an accrual for uncertain tax benefits.

As of December 31, 2020, our gross federal net operating loss carryforward of $234.9 million will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $145.6 million that include net operating losses will begin to expire in 2028. We also have gross research and development credit carryforwards of $4.0 million as of December 31, 2020, which will expire at various dates beginning in 2033.
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
We had less than $0.1 million of gross unrecognized tax benefits as of March 31, 2021 and December 31, 2020.
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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization. Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2021	2020
United States	$37,769	$19,274
Europe	2,583	2,073
Total revenue	$40,352	$21,347
All of our long-lived assets are located in the U.S.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
10. Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share as all of the following potentially dilutive shares were antidilutive in those periods:

	March 31,
	2021	2020
Common stock options	2,750,375	2,625,789
Restricted stock units	2,275	—
Employee stock purchase plan	5,785	—
Total	2,758,435	2,625,789

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, such as information with respect to our plans and strategy for our business and the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial condition on our business, financial results and financial condition includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. We have secured positive coverage policies with most large national commercial insurers and we estimate that the majority of patients who meet the FDA indication for Inspire therapy are covered by commercial insurance companies or Medicare.
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

Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in June 2018 and completed reimbursement review in April 2021. We expect the formal listing of Inspire therapy in the Japan National Health Insurance Payment Listing in June 2021. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement in Australia.
For the three months ended March 31, 2021, 93.6% of our revenue was derived in the U.S. and 6.4% was derived in Europe. No single customer accounted for more than 10% of our revenue during the three months ended March 31, 2021.
Our marketing efforts during the first half of 2020 included refocused direct-to-consumer marketing strategies, which initially included a shift from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, and continuing through today, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. We continue to monitor the impacts of COVID-19 in each advertising market and may again change our advertising strategy on a market-by-market basis if needed. Further, our team has leveraged virtual tools, such as the new Inspire Sleep app released during the second quarter of 2020, to continue physician training and patient education.
In early 2020, we started a call center concept, the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. As of May 4, 2021, approximately 280 of our U.S. centers were utilizing the ACP, up from approximately 180 centers at December 31, 2020. We plan to continue to significantly increase the number of our U.S. implanting centers using the ACP during 2021.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and registered offerings of our common stock. In April 2020, we sold 2,300,000 shares of common stock at a public offering price of $58.00 per share and received net proceeds of approximately $124.7 million after deducting underwriting discounts, commissions, and offering expenses. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended March 31, 2021, we generated revenue of $40.4 million with a gross margin of 85.2% and had a net loss of $16.2 million compared to revenue of $21.3 million with a gross margin of 84.6% and a net loss of $16.2 million for the three months ended March 31, 2020. Our accumulated deficit as of March 31, 2021 was $253.6 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as Europe, Japan, and Australia. For example, in March 2021, we received FDA approvals for both a new Inspire physician programmer platform and an improved surgical implant procedure that eliminates one incision with a revised placement of the pressure sensing lead. In May 2021, we received CE Mark approval in Europe for the two-incision implant procedure. In April 2020, we received FDA approval for an expanded age-range for Inspire therapy to include 18 to 21 year old patients. Japan's MLHW approved Inspire therapy to treat moderate to severe OSA in

June 2018 and completed reimbursement review in April 2021, and in August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA .
We also continue to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. In the three months ended March 31, 2021, we activated 47 centers bringing the total to 472 U.S. medical centers implanting Inspire therapy as of March 31, 2021. Driven by the more favorable reimbursement environment, we have increased our focus on adding ASCs. At March 31, 2021, ASCs made up over 15% of our total U.S. implanting centers, up from less than 10% at March 31, 2020. Additionally, we created 10 new territories during the three months ended March 31, 2021, bringing the total to 117 U.S. territories as of March 31, 2021.
Because of these and other factors, we expect to continue to incur net losses for the next several years, and we expect to require substantial additional funding, which may include future equity and debt financings.
Outlook
We expect the COVID-19 pandemic to continue to adversely impact our revenue due to decreases and delays in the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy. Beginning in the second week of March 2020, substantially all of the scheduled Inspire therapy procedures were postponed and numerous other authorized cases were unable to be scheduled. During April 2020, the widespread shutdown in elective surgical procedures continued. Beginning in May 2020, surgical volumes began increasing steadily, with most implanting centers performing procedures by October 2020. A portion of the remaining 2020 procedures performed were those rescheduled from the first half of 2020, and, as a result of which, the initial backlog of postponed cases was largely eliminated. Resurgences of COVID-19 in various U.S. and European regions have, and will likely continue to, adversely impact our procedure volumes.
In response to the spread of COVID-19 and in line with recommendations from federal and local government and healthcare agencies, we transitioned employees, except for those deemed essential to key aspects of our business, to a remote work environment. Beginning in May 2020, our corporate office re-opened with strict sanitation and physical distancing protocols, although many corporate employees continue to work remotely as a heightened precautionary measure. Additionally, our field staff continues to primarily work remotely and must adhere to applicable COVID-19 protocols when visiting hospitals and ASCs. During the period in which surgical procedures were significantly limited, we identified and implemented innovative solutions to support patients who have Inspire therapy, as well as continued to educate patients who may be struggling with their sleep apnea. Patients continue to reach out to learn more about the therapy and get connected to a healthcare provider, and we are supporting this interaction through the use of several virtual tools, including the Inspire Sleep app that was released in 2020, and other online tools. We are also continuing with our planned expansion in recruiting Territory Managers and sales support roles.
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
Revenue for the three months ended March 31, 2020 was negatively impacted due to the global pandemic associated with COVID-19. Specifically, in March 2020, healthcare facilities and clinics began restricting access to their clinicians, reducing patient consultations and treatments or temporarily closing their facilities. As a result, beginning in the second week of March 2020, substantially all of our then-scheduled Inspire therapy procedures were postponed, and numerous other cases with prior authorization could not be scheduled and were, therefore, also postponed. During April 2020, the widespread shutdown in elective surgical procedures continued, but surgical volumes began increasing in May and even further in June, though still remaining below pre-COVID-19 levels. During the third and fourth quarters of 2020, surgical volumes increased steadily, but remained negatively impacted by the COVID-19 pandemic, and the backlog of cases from the first half of 2020 was largely eliminated.
Revenue for the three months ended March 31, 2021 was also impacted due to COVID-19. Specifically, resurgences of COVID-19 in various U.S. and European regions have negatively impacted our procedure volumes as some healthcare facilities and clinics have shutdown elective surgical procedures.
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
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and we expect it will continue to be affected by a variety of factors, including manufacturing costs, the average selling price of our Inspire system, the implementation of cost-reduction strategies, inventory obsolescence costs, which generally occur when new generations of our Inspire system are introduced, and to a lesser extent the sales mix between the U.S. and Europe as our average selling price in the U.S. tends to be higher than in Europe. Our gross margin may increase slightly over the long term to the extent our production volumes increase and we receive discounts on the costs charged by our contract manufacturers, thereby reducing our per unit costs. However, our gross margin may fluctuate from quarter to quarter due to seasonality.
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
We expect research and development expenses to increase in the future as we develop next generation versions of our Inspire system and continue to expand our clinical studies to further expand positive coverage policies from private commercial payors in the U.S. and enter into new markets including additional European countries, Japan, and Australia. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.

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
We expect selling, general and administrative expenses to continue to increase as we expand our commercial infrastructure to both drive and support our planned growth in revenue and as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. Additionally, we anticipate an increase in our stock-based compensation expense with grants of restricted stock units, stock options, and shares of our common stock purchased pursuant to our employee stock purchase plan.
Other Expense (Income), Net
Other expense (income), net consists primarily of interest expense payable under our credit facility and interest income.
Seasonality
Historically, we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. In the U.S., we have experienced, and may in the future experience, higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. Historically, in the first quarter of each year in Germany, we have experienced reduced demand for our Inspire therapy as Neue Untersuchungs-und-Behandlungsmethoden ("NUB") coverage status is being determined and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy. Beginning January 1, 2021, Inspire therapy became fully integrated into the German hospital reimbursement system (“G-DRG”), and we therefore may experience less seasonal fluctuations in Germany.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue	$40,352	$21,347	$19,005	89.0%
Cost of goods sold	5,981	3,297	2,684	81.4%
Gross profit	34,371	18,050	16,321	90.4%
Gross margin	85.2%	84.6%
Operating expenses:
Research and development	8,154	5,438	2,716	49.9%
Selling, general and administrative	41,906	29,052	12,854	44.2%
Total operating expenses	50,060	34,490	15,570	45.1%
Operating loss	(15,689)	(16,440)	751	(4.6)%
Other expense (income), net	504	(195)	699	(358.5)%
Loss before income taxes	(16,193)	(16,245)	52	(0.3)%
Income taxes	23	—	23	n/a
Net loss	$(16,216)	$(16,245)	$29	(0.2)%

Revenue
Revenue increased $19.1 million, or 89.0%, to $40.4 million for the three months ended March 31, 2021 compared to $21.3 million for the three months ended March 31, 2020. The increase was attributable to a $18.5 million increase in sales of our Inspire system in the U.S. and an increase of $0.5 million in Europe, primarily in Germany. Since March 2020, our revenue growth in the U.S. and Europe has been impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19. As a result, beginning in the second week of March 2020, substantially all of our Inspire therapy procedures were postponed and numerous other cases, which had received prior authorization, were not able to be scheduled and, therefore were also postponed. During the first quarter of 2021, resurgences of COVID-19 in various U.S. and European regions disrupted our ability to access our clinician customers and their patients. Specifically, we saw some healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19.
Revenue information by region is summarized as follows:

	Three Months Ended March 31,
	2021		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$37,769	93.6%	$19,274	90.3%	$18,495	96.0%
Europe	2,583	6.4%	2,073	9.7%	510	24.6%
Total revenue	$40,352	100.0%	$21,347	100.0%	$19,005	89.0%

Revenue generated in the U.S. was $37.8 million for the three months ended March 31, 2021, an increase of $18.5 million, or 96.0%, compared to the three months ended March 31, 2020. Revenue growth in the U.S. was due to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, and additional positive coverage policies. As noted above, U.S. revenue in both periods was negatively impacted by the COVID-19 pandemic.
Revenue generated in Europe was $2.6 million in the three months ended March 31, 2021, an increase of $0.5 million, or 24.6%, compared to the three months ended March 31, 2020. Revenue growth in Europe was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system. The remainder of our revenue from Europe increase was due to favorable exchange rates. The overall growth was partially offset by impacts from the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $2.7 million, or 81.4%, to $6.0 million for the three months ended March 31, 2021 compared to $3.3 million for the three months ended March 31, 2020. The increase was primarily due to product costs associated with higher sales volume of our Inspire system.
Gross margin increased to 85.2% for the three months ended March 31, 2021 compared to 84.6% for the three months ended March 31, 2020. Gross margin for the three months ended March 31, 2021 was higher primarily due to manufacturing efficiencies and increased sales volume.
Research and Development Expenses
Research and development expenses increased $2.8 million, or 49.9%, to $8.2 million for the three months ended March 31, 2021 compared to $5.4 million for the three months ended March 31, 2020. This change was primarily due to an increase of $1.3 million for ongoing research and development costs, including ongoing development of the next generation Inspire system, our Bluetooth remote, and the Inspire Cloud, and $1.6 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, partially offset by a decrease of $0.1 million in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $12.8 million, or 44.2%, to $41.9 million for the three months ended March 31, 2021 compared to $29.1 million for the three months ended March 31, 2020. The primary driver of this increase was an increase of $9.6 million in compensation, including salaries, commissions, and stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount, partially offset by a decrease of $0.7 million of travel expenses not incurred due to the COVID-19 pandemic. In addition, marketing expenses increased $3.2 million, primarily consisting of direct-to-consumer initiatives, including new TV advertisements which began airing in January 2021 and the expansion of our Advisor Care Program call center. Other drivers of the increase to selling, general and administrative expenses included an increase of $0.7 million due to consulting fees, insurance costs, and information technology supplies and equipment.
Other Expense (Income), Net
Other expense (income), net changed by $0.7 million, or 358.5%, to $0.5 million of expense, net for the three months ended March 31, 2021 compared to $0.2 million of income for the three months ended March 31, 2020. This change was primarily due to a decrease in interest income of $0.6 million earned on our cash, cash equivalents and investments balances due to lower interest rates and a $0.1 million decrease in gain on investments.

Income Taxes
We recorded a provision for incomes taxes of less than $0.1 million for the three months ended March 31, 2021 compared to $0.0 million for the three months ended March 31, 2020. This increase was due to state income tax expense and an accrual for uncertain tax benefits.

Liquidity and Capital Resources
As of March 31, 2021, we had cash, cash equivalents and investments of $226.1 million and an accumulated deficit of $253.6 million, compared to cash, cash equivalents and investments of $234.4 million and an accumulated deficit of $237.3 million as of December 31, 2020.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,401)	$(14,775)
Investing activities	(1,321)	67,241
Financing activities	3,550	787
Effect of exchange rate on cash	2	4
Net (decrease) increase in cash and cash equivalents	$(8,170)	$53,257
Operating Activities
The net cash used in operating activities was $10.4 million for the three months ended March 31, 2021 and consisted of a net loss of $16.2 million, an increase in net operating assets of $0.7 million and non-cash charges of $6.6 million. The non-cash charges consisted of stock-based compensation, depreciation and amortization, non-cash lease expense, stock issued for services rendered, accretion of the debt discount, and amortization of the investment premium, offset by other, net. Operating assets includes inventories, which increased due to manufacturing of systems inventory to meet increased sales, accounts receivable which decreased due to lower sales in the quarter ended March 31, 2021 compared to the quarter ended December 31, 2020, and prepaid expenses and other current assets which decreased primarily due to prepaid insurance. Operating liabilities includes accrued expenses, which decreased primarily due to the payment of accrued compensation as annual bonuses were paid, and accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, including compensation and personnel-related costs.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $1.3 million and consisted entirely of purchases of property and equipment.
Net cash provided by investing activities for the three months ended March 31, 2020 was $67.2 million and consisted primarily of proceeds from sales or maturities of investments of $82.4 million, partially offset by purchases of investments of $14.9 million and purchases of property and equipment of $0.3 million.
Financing Activities
Net cash provided by financing activities was $3.6 million for the three months ended March 31, 2021 and consisted entirely of proceeds from the exercise of stock options.
Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2020 and consisted entirely of proceeds from the exercise of stock options.
Indebtedness
In August 2015, we entered into a loan and security agreement with Oxford Finance, as lender and collateral agent. The loan and security agreement initially provided for a term A loan facility in the amount of $15.5 million, which was fully funded on the closing date, and a term B loan facility in an amount of at least $3.5 million but no more than $10.0 million, to be available in the future subject to our achievement of certain revenue milestones. We refer to our term A loan facility and our term loan B facility together as our credit facility. In February 2017, we amended the loan and security agreement to, among other things, increase borrowings under the term A loan facility by $1.0 million, increase the minimum amount of the term B loan facility to $5.0 million and reduce the maximum amount of the term B loan facility to $9.0 million. In February 2018, we borrowed an additional $8.0 million under the term B loan facility portion of the credit facility. As of March 31, 2021, we had $24.5 million of outstanding borrowings under our credit facility. No borrowings remain available under this credit facility.
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
Borrowings under the facility are pre-payable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment (as defined in the loan and security agreement), subject to a prepayment fee of 1.0%. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. The credit facility is secured by substantially all of our personal property other than our intellectual property. We were in compliance with all covenants under the credit facility as of March 31, 2021.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2021.
Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that such standards will not have a significant impact on our financial statements or do not otherwise apply to our operations.

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
Credit Risk, Foreign Currency Risk, and Inflation Risk
For market risks related to changes in credit, foreign currency and inflation, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to these risks has not materially changed from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not party to any material legal proceedings.

Item 1A.    Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Inspire Medical Systems, Inc.

Date:	May 4, 2021	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 4, 2021	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)