Form 10-Q
period 2021-06-30
Inspire Medical Systems, Inc.
filed 2021-08-03
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 27, 2021, the registrant had 27,271,598 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial position, prospective products, international product approvals and commercializations, our expectations regarding the new American Medical Association reimbursement codes, our expectations regarding the final reimbursement levels for Inspire therapy procedures, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, and the plans and objectives of management for future operations.
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
•risks related to our common stock; and
•other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,541	$190,518
Investments, short-term	31,295	43,844
Accounts receivable, net of allowance for credit losses of $32 and $42, respectively	24,914	25,063
Inventories	13,296	8,479
Prepaid expenses and other current assets	3,448	1,965
Total current assets	249,494	269,869
Investments, long-term	9,979	—
Property and equipment, net	7,066	5,311
Operating lease right-of-use asset	5,465	5,805
Other non-current assets	204	204
Total assets	$272,208	$281,189
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,681	$7,209
Accrued expenses	12,606	13,516
Current portion of notes payable	3,063	—
Total current liabilities	24,350	20,725
Notes payable, non-current portion	21,801	24,746
Operating lease liability, non-current portion	6,032	5,886
Other non-current liability	111	85
Total liabilities	52,294	51,442
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 27,264,071 and 27,069,276 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	27	27
Additional paid-in capital	486,550	467,038
Accumulated other comprehensive (loss) income	(12)	29
Accumulated deficit	(266,651)	(237,347)
Total stockholders' equity	219,914	229,747
Total liabilities and stockholders' equity	$272,208	$281,189

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$52,959	$12,183	$93,311	$33,530
Cost of goods sold	7,518	1,954	13,499	5,251
Gross profit	45,441	10,229	79,812	28,279
Operating expenses:
Research and development	9,288	6,062	17,442	11,500
Selling, general and administrative	48,697	26,981	90,603	56,033
Total operating expenses	57,985	33,043	108,045	67,533
Operating loss	(12,544)	(22,814)	(28,233)	(39,254)
Other expense (income):
Interest income	(31)	(248)	(88)	(890)
Interest expense	530	526	1,053	1,051
Other expense (income), net	19	(3)	57	(81)
Total other expense	518	275	1,022	80
Loss before income taxes	(13,062)	(23,089)	(29,255)	(39,334)
Income taxes	26	—	49	—
Net loss	(13,088)	(23,089)	(29,304)	(39,334)
Other comprehensive loss:
Unrealized (loss) gain on investments	(21)	(141)	(41)	52
Total comprehensive loss	$(13,109)	$(23,230)	$(29,345)	$(39,282)
Net loss per share, basic and diluted	$(0.48)	$(0.88)	$(1.08)	$(1.56)
Weighted average common shares used to compute net loss per share, basic and diluted	27,230,044	26,289,272	27,187,438	25,227,574

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	27,069,276	$27	$467,038	$29	$(237,347)	$229,747
Stock options exercised	133,421	—	3,550	—	—	3,550
Issuance of common stock	376	—	73	—	—	73
Stock-based compensation expense	—	—	5,997	—	—	5,997
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,216)	(16,216)
Balance at March 31, 2021	27,203,073	27	476,658	9	(253,563)	223,131
Stock options exercised	49,318	—	1,719	—	—	1,719
Issuance of common stock	329	—	72	—	—	72
Issuance of common stock for employee stock purchase plan	11,351	—	1,760	—	—	1,760
Stock-based compensation expense	—	—	6,341	—	—	6,341
Other comprehensive loss	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(13,088)	(13,088)
Balance at June 30, 2021	27,264,071	$27	$486,550	$(12)	$(266,651)	$219,914

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

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(29,304)	$(39,334)
Adjustments to reconcile net loss:
Depreciation and amortization	538	375
Amortization (accretion) of investment premium (discount)	23	(88)
Accretion of debt discount	117	110
Non-cash lease expense	340	491
Stock-based compensation expense	12,338	5,652
Non-cash stock issuance for services rendered	145	145
Other, net	(11)	(98)
Changes in operating assets and liabilities:
Accounts receivable	126	2,905
Inventories	(4,816)	(4,131)
Prepaid expenses and other current assets	(1,483)	(2,233)
Accounts payable	2,189	639
Accrued expenses and other liabilities	(717)	(4,459)
Net cash used in operating activities	(20,515)	(40,026)
Investing activities
Purchases of property and equipment	(2,984)	(636)
Purchases of investments	(9,993)	(14,907)
Proceeds from sales or maturities of investments	12,500	116,703
Net cash (used in) provided by investing activities	(477)	101,160
Financing activities
Proceeds from the exercise of stock options	5,269	1,519
Proceeds from the sale of common stock	—	124,654
Proceeds from issuance of common stock from employee stock purchase plan	1,760	1,059
Net cash provided by financing activities	7,029	127,232
Effect of exchange rate on cash	(14)	11
(Decrease) increase in cash and cash equivalents	(13,977)	188,377
Cash and cash equivalents at beginning of period	190,518	22,860
Cash and cash equivalents at end of period	$176,541	$211,237
Supplemental cash flow information
Cash paid for interest	$941	$947
Change in property and equipment acquired but not yet paid	(691)	—

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only United States ("U.S.") Food and Drug Administration ("FDA") approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. Inspire therapy received premarket approval ("PMA") from the FDA in April 2014 and has been commercially available in certain European markets since November 2011. Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in June 2018 and was formally added to the Japan National Health Insurance Payment Listing in June 2021. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Australia.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, the results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. For a complete discussion of our significant accounting policies and other information, the unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Foreign Currency
Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Foreign currency transaction gains and losses are included in other expense (income), net, in the statements of operations and comprehensive loss. Assets and liabilities of foreign operations are remeasured at period-end exchange rates with the impacts of foreign currency remeasurement recognized in other expense (income), net in the statements of operations and comprehensive loss.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Investments
At June 30, 2021 and December 31, 2020, our short-term investments consisted of commercial paper, corporate bonds, and U.S. government securities, which are classified as available-for-sale and had maturities less than one year. Our long-term investments at June 30, 2021 consisted of U.S. government securities. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive (loss) income. We had less than $0.1 million of unrecognized loss in accumulated other comprehensive (loss) income at June 30, 2021 and less than $0.1 million of unrecognized gain in accumulated other comprehensive (loss) income at December 31, 2020. Any realized gains and losses are calculated on the specific identification method and reported net in other expense (income), net in the statements of operations and comprehensive loss. For both of the three months ended June 30, 2021 and 2020, we recognized $0 of realized gains, net. For the six months ended June 30, 2021 and 2020, we recognized $0 and $0.1 million of realized gains, net, respectively.
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
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than two years. For non-U.S. government securities, we use a discounted cash flow approach to calculate expected credit losses using estimated default rates based upon historical loss data, current conditions, as well as expectations of future economic conditions. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both June 30, 2021 and December 31, 2020.
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
Corporate bonds: Consists of short-term notes and bonds with various yields. These are included as a Level 2 measurement in the table below.
U.S. government securities: Consists of U.S. government Treasury bills and notes with original maturities of less than one year to two years. These are included as a Level 1 measurement in the tables below.
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of June 30, 2021 and December 31, 2020. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	June 30, 2021
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$164,052	$164,052	$—	$—
Total cash equivalents	164,052	164,052	—	—
Investments:
Commercial paper	$13,296	$—	$13,296	$—
U.S. government securities	27,978	27,978	—	—
Total investments	41,274	27,978	13,296	—
Total cash equivalents and investments	$205,326	$192,030	$13,296	$—

	Fair Value Measurements as of
	December 31, 2020
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$179,389	$179,389	$—	$—
Total cash equivalents	179,389	179,389	—	—
Investments:
Commercial paper	$13,275	$—	$13,275	$—
Corporate bonds	6,540	—	6,540	—
U.S. government securities	24,029	24,029	—	—
Total investments	43,844	24,029	19,815	—
Total cash equivalents and investments	$223,233	$203,418	$19,815	$—

There were no transfers between levels during the periods ended June 30, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of June 30, 2021 and December 31, 2020, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Each reporting period, we estimate the credit loss related to accounts receivable based on a migration analysis of accounts grouped by individual receivables delinquency status, and apply our historic loss rate adjusted for management's assumption of future market conditions. Any change in the allowance subsequent to the effective date of January 1, 2020 from new receivables acquired, or changes due to credit deterioration on previously existing receivables, is recorded in selling, general and administrative expenses. Write-offs of receivables considered uncollectible are deducted from the allowance. Specific accounts receivable are written-off once a determination is made that the amount is uncollectible. The write-off is recorded in the period in which the account receivable is deemed uncollectible. Recoveries are recognized when received and as a direct credit to earnings or as a reduction to the allowance for credit losses (which would indirectly reduce the loss by decreasing bad debt expense).
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$1,521	$892
Finished goods	11,775	7,587
Total inventories, net of reserves	$13,296	$8,479
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was $0.2 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	June 30, 2021	December 31, 2020
Computer equipment and software	$1,381	$1,305
Manufacturing equipment	4,008	2,285
Other equipment	249	249
Leasehold improvements	264	192
Construction in process	3,536	3,125
Property and equipment, cost	9,438	7,156
Less: accumulated depreciation and amortization	(2,372)	(1,845)
Property and equipment, net	$7,066	$5,311
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the six months ended June 30, 2021 or 2020.
Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Payroll related	$10,516	$11,965
Interest	155	160
Other accrued expenses	1,935	1,391
Total accrued expenses	$12,606	$13,516
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, either upon shipment of the product or receipt of the product, depending on shipment terms. Our standard shipping terms are free on board shipping point, unless the customer

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
requests that control of the inventory transfer upon delivery. In those cases where shipping and handling costs are billed to customers, we classify the amounts billed as a component of cost of goods sold.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $11.5 million and $5.0 million during the three months ended June 30, 2021 and 2020, respectively, and $20.6 million and $11.4 million during the six months ended June 30, 2021 and 2020, respectively.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Comprehensive Loss
Comprehensive loss consists of net loss and changes in unrealized gains and losses due to interest rate fluctuations and other external factors on investments classified as available-for-sale. Accumulated other comprehensive (loss) income is presented in the accompanying balance sheets as a component of stockholders' equity.
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

3. Investments
Our investments are classified as available-for-sale and consist of the following:

	June 30, 2021
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$13,296	$—	$—	$13,296
U.S. government securities	17,996	3	—	17,999
Short-term investments	$31,292	$3	$—	$31,295
Long-Term:
U.S. government securities	$9,994	$—	$(15)	$9,979
Long-term investments	$9,994	$—	$(15)	$9,979

	December 31, 2020
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$13,275	$—	$—	$13,275
Corporate bonds	6,543	—	(3)	6,540
U.S. government securities	23,997	32	—	24,029
Short-term investments	$43,815	$32	$(3)	$43,844
As of June 30, 2021 and December 31, 2020, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
those investments to be other-than-temporarily impaired as of June 30, 2021. At the end of each reporting period, we evaluate potential credit impairment on available-for-sale securities in an unrealized loss position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written-down, and a reversal out of the valuation allowance occurs.

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
The following table presents the lease balances within the balance sheets:

	June 30, 2021	December 31, 2020
Right-of-use assets:
Operating lease right-of-use asset	$5,465	$5,805
Operating lease liabilities:
Operating lease liability, non-current portion	$6,032	$5,886

As of June 30, 2021, the remaining lease term was 6.9 years and the discount rate was 5.2%. The operating cash outflows from our operating leases were $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of June 30, 2021.
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
The purpose of the 2018 Plan is to promote the interest of our company and our stockholders by aiding in attracting and retaining employees, officers, consultants, independent contractors, and directors capable of assuring the future success of our business and to afford such persons an opportunity to acquire a proprietary interest in our company. The board of directors may amend, alter, suspend, discontinue, or terminate the 2018 Plan at any time with the approval of our stockholders. A total of 1,386,809 shares of common stock were initially reserved for issuance under the 2018 Plan, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 739,631 shares, b) 4% of the shares outstanding on the final day of the immediately preceding fiscal year and c) such smaller number of shares as determined by the board of directors. As of June 30, 2021, there were 3,351,242 shares reserved for issuance under the 2018 Plan, of which 1,313,648 shares were available for issuance.
The following table presents the components and classification of stock-based compensation expense recognized for stock options and RSUs granted under the 2017 Plan, the 2018 Plan and under our Employee Stock Purchase Plan (the "ESPP"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	$6,003	$2,745	$11,660	$5,319
Restricted stock units	29	—	48	—
Employee stock purchase plan	309	158	630	333
Total stock-based compensation expense	$6,341	$2,903	$12,338	$5,652

Cost of goods sold	$83	$33	$162	$86
Research and development	1,036	372	2,076	717
Selling, general and administrative	5,222	2,498	10,100	4,849
Total stock-based compensation expense	$6,341	$2,903	$12,338	$5,652
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,857,564	$66.09	7.9	$351,626
Granted	145,484	$205.65
Exercised	(182,739)	$28.91		$32,277
Forfeited/expired	(74,206)	$110.14
Outstanding at June 30, 2021	2,746,103	$74.77	7.5	$327,813
Exercisable at June 30, 2021	1,323,529	$27.17	6.3	$219,823
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options.
As of June 30, 2021, the amount of unearned stock-based compensation to be expensed from now through the year 2025 related to unvested employee and non-employee director stock options is $73.1 million, which we expect to recognize over a weighted average period of 2.7 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.
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
The fair value of options granted to employees and non-employee directors was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended
	June 30,
	2021	2020
Expected term (years)	5.50 - 6.25	5.50 - 6.25
Expected volatility	55.0 - 55.9%	42.3 - 49.3%
Risk-free interest rate	0.79 - 1.40%	0.36 - 1.42%
Expected dividend yield	0.0%	0.0%
Weighted average fair value	$108.41	$35.10

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
Expected Volatility — Due to our limited operating history and a lack of company specific historical and implied volatility data, we have incorporated our historical stock trading volatility with those of a group of similar companies that are publicly traded for the calculation of volatility. When selecting this peer group of public companies on which

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
we have based our expected stock price volatility, we generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available.
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
A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2020	—	$—	$—
Granted	2,275	$201.51
Unvested at June 30, 2021	2,275	$201.51	$440
There were no RSUs granted prior to 2021. The aggregate intrinsic value of RSUs outstanding was based on our closing stock price on the last trading day of the period. As of June 30, 2021, there was $0.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a period of 3.6 years.
Employee Stock Purchase Plan
Our ESPP allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all of our U.S.-based full-time employees. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The plan provides for six-month purchase periods, beginning on January 1 and July 1 of each calendar year.
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. On June 30, 2021, 11,351 shares were purchased under the ESPP, utilizing $1.8 million of employee contributions. As of June 30, 2021, 754,752 shares were available for future issuance under the ESPP. The current purchase period under the ESPP began on July 1, 2021 and ends December 31, 2021.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

8. Income Taxes
At both June 30, 2021 and 2020, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $0 in the three and six months ended June 30, 2020. The nominal Income tax expense in the three and six months ended June 30, 2021 reflects minimal state income tax expense and an accrual for uncertain tax benefits.

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
We had $0.1 million of gross unrecognized tax benefits as of each of June 30, 2021 and December 31, 2020.
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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization. Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$49,353	$10,984	$87,122	$30,258
Europe	3,606	1,199	6,189	3,272
Total revenue	$52,959	$12,183	$93,311	$33,530
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

	June 30,
	2021	2020
Common stock options	2,746,103	2,649,221
Restricted stock units	2,275	—
Total	2,748,378	2,649,221

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, such as information with respect to our plans and strategy for our business and the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial condition on our business, financial results and financial condition includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. We have secured positive coverage policies with all large national commercial insurers and we estimate that the majority of patients who meet the FDA indication for Inspire therapy are covered by commercial insurance companies or Medicare.
The procedure performed to implant our device is currently described for billing purposes using a Category I Current Procedural Terminology (“CPT”) code (64568), which is used in conjunction with a temporary Category III CPT code (0466T). At the October 2020 AMA CPT Editorial Panel meeting, the AMA approved the creation of new Category I CPT codes to separately identify hypoglossal nerve stimulator services. Previously, Medicare would often provide partial payment to providers or none at all, given the lack of a dedicated CPT code for our procedure, however the new codes are expected to be reliably paid. A Category I code was also approved for Drug-Induced Sleep Endoscopy ("DISE"), which is the final procedure to determine which patients are appropriate for Inspire therapy. These new codes are scheduled to go into effect beginning January 1, 2022. With these approvals, a formal survey was conducted to determine the Medicare reimbursement levels assigned to each code. The results of this survey were announced in July 2021 and included proposed fees of approximately $870 for implanting Inspire therapy and approximately $114 for the DISE procedure. These reimbursement decisions will be reviewed by the Centers for Medicare and Medicaid Services (“CMS”) in conjunction with the annual Medicare Physician Fee Schedule rulemaking cycle and final decisions are expected in November 2021.
Also announced in July 2021 were the 2022 proposed rates of Medicare reimbursement to our hospital and ASC customers under the outpatient prospective payment system. The proposed rate for hospitals increased approximately 3% over the 2021 rate, but the proposed rate for ASCs decreased by approximately 28%. We believe the ASC facility reimbursement was calculated by CMS without reference to the extensive claims data that exists for Inspire therapy procedures. We intend to meet with CMS to review this data with the goal of assuring that the final reimbursement levels for Inspire therapy procedures in these settings is appropriately established. The final 2022 reimbursement rates are expected to be announced in November 2021.
Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in June 2018 and was formally added to the Japan National Health Insurance Payment Listing in June 2021. We currently plan for the initial implants of Inspire therapy to occur in Japan by the end of 2021. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement in Australia.
For the six months ended June 30, 2021, 93.4% of our revenue was derived in the U.S. and 6.6% was derived in Europe. No single customer accounted for more than 10% of our revenue during the six months ended June 30, 2021.
Our marketing efforts during the first half of 2020 included refocused direct-to-consumer marketing strategies, which initially included a shift from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, and continuing through today, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. We continue to monitor the impacts of COVID-19 in each advertising market and may again change our advertising strategy on a market-by-market basis if needed. Further, our team has leveraged virtual tools, such as the new Inspire Sleep app released during the second quarter of 2020, to continue physician training and patient education. In January 2021, we began airing four new TV commercials and we continue to increase our digital and social media presence.
In early 2020, we started a call center concept, the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. As of August 3, 2021, approximately 400 of our U.S. centers were utilizing the ACP, up from approximately 180 centers at December 31, 2020. We plan to continue to significantly increase the number of our U.S. implanting centers using the ACP during 2021.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and registered offerings of our common stock. In April 2020, we sold 2,300,000 shares of common stock at a public offering price of $58.00 per share and received net proceeds of approximately $124.7 million after deducting underwriting discounts, commissions, and offering expenses. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended June 30, 2021, we generated revenue of $53.0 million with a gross margin of 85.8% and had a net loss of $13.1 million compared to revenue of $12.2 million with a gross margin of

84.0% and a net loss of $23.1 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, we generated revenue of $93.3 million with a gross margin of 85.5% and had a net loss of $29.3 million compared to revenue of $33.5 million with a gross margin of 84.3% and a net loss of $39.3 million for the six months ended June 30, 2020. Our accumulated deficit as of June 30, 2021 was $266.7 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as Europe, Japan, and Australia. For example, in March 2021, we received FDA approvals for both a new Inspire physician programmer platform and an improved surgical implant procedure that eliminates one incision with a revised placement of the pressure sensing lead. In May 2021, we received CE Mark approval in Europe for the two-incision implant procedure. In April 2020, we received FDA approval for an expanded age-range for Inspire therapy to include 18 to 21 year old patients. Japan's MLHW approved Inspire therapy to treat moderate to severe OSA in June 2018 and was formally added to the Japan National Health Insurance Payment Listing in June 2021. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA.
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. In the three months ended June 30, 2021, we activated 63 centers bringing the total to 535 U.S. medical centers implanting Inspire therapy as of June 30, 2021. At June 30, 2021, ASCs made up 19% of our total U.S. implanting centers, up from 10% at June 30, 2020. Additionally, we created 13 new territories during the three months ended June 30, 2021, bringing the total to 130 U.S. territories as of June 30, 2021.
Because of these and other factors, we expect to continue to incur net losses for the next several years, and we expect to require substantial additional funding, which may include future equity and debt financings.
Outlook
We expect the COVID-19 pandemic to continue to adversely impact our revenue due to decreases and delays in the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy. Beginning in the second week of March 2020, substantially all of the scheduled Inspire therapy procedures were postponed and numerous other authorized cases were unable to be scheduled. During April 2020, the widespread shutdown in elective surgical procedures continued, with surgical volumes increasing in May and even further in June, yet still remaining below pre-COVID-19 levels. Surgical volumes continued to increase steadily during the remainder of 2020, with most implanting centers performing procedures by October 2020. A portion of the remaining 2020 procedures performed were those rescheduled from the first half of 2020, and, as a result of which, the initial backlog of postponed cases was largely eliminated by the end of 2020. Resurgences of COVID-19 during 2021 in various U.S. and European regions have, and may in the future, negatively impact our procedure volumes, although surgical volumes generally returned to pre-pandemic levels by the end of the first quarter of 2021. Additionally, while procedural volume rates for elective surgeries did recover in the U.S. and Europe during the three months ended March 31, 2021, the COVID-19 pandemic continues to rapidly evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable.

In response to the spread of COVID-19 and in line with recommendations from federal and local government and healthcare agencies, in March 2020 we transitioned employees, except for those deemed essential to key aspects of our business, to a remote work environment. Beginning in May 2020, our corporate office re-opened with strict sanitation and physical distancing protocols, although some corporate employees continue to work remotely as a heightened precautionary measure. Additionally, our field staff continues to primarily work remotely and must adhere to applicable COVID-19 protocols when visiting hospitals and ASCs. During the period in which surgical procedures were significantly limited, we identified and implemented innovative solutions to support patients who have Inspire therapy, as well as continued to educate patients who may be struggling with their sleep apnea. Patients continue to reach out to learn more about the therapy and get connected to a healthcare provider, and we are supporting this interaction through the use of several virtual tools, including the Inspire Sleep app that was released in 2020, and other online tools. We are also continuing with our planned expansion in recruiting Territory Managers and sales support roles.
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
Other Expense (Income)
Other expense (income) consists primarily of interest expense payable under our credit facility and interest income.
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

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue	$52,959	$12,183	$40,776	334.7%	$93,311	$33,530	$59,781	178.3%
Cost of goods sold	7,518	1,954	5,564	284.7%	13,499	5,251	8,248	157.1%
Gross profit	45,441	10,229	35,212	344.2%	79,812	28,279	51,533	182.2%
Gross margin	85.8%	84.0%			85.5%	84.3%
Operating expenses:
Research and development	9,288	6,062	3,226	53.2%	17,442	11,500	5,942	51.7%
Selling, general and administrative	48,697	26,981	21,716	80.5%	90,603	56,033	34,570	61.7%
Total operating expenses	57,985	33,043	24,942	75.5%	108,045	67,533	40,512	60.0%
Operating loss	(12,544)	(22,814)	10,270	(45.0)%	(28,233)	(39,254)	11,021	(28.1)%
Other expense, net	518	275	243	88.4%	1,022	80	942	1,177.5%
Loss before income taxes	(13,062)	(23,089)	10,027	(43.4)%	(29,255)	(39,334)	10,079	(25.6)%
Income taxes	26	—	26	n/a	49	—	49	n/a
Net loss	$(13,088)	$(23,089)	$10,001	(43.3)%	$(29,304)	$(39,334)	$10,030	(25.5)%
Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue
Revenue increased $40.8 million, or 334.7%, to $53.0 million for the three months ended June 30, 2021 compared to $12.2 million for the three months ended June 30, 2020. The increase was attributable to a $38.4 million increase in sales of our Inspire system in the U.S. and an increase of $2.4 million in Europe, primarily in Germany. Revenue growth was primarily due to the widespread impacts of COVID-19 in the second quarter of 2020, increased market penetration in existing territories, the expansion into new territories, and increased physician and patient awareness of our Inspire system.
Since March 2020, our revenue growth in the U.S. and Europe has been impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19. As a result, beginning in the second week of March 2020, substantially all of our Inspire therapy procedures were postponed and numerous other cases, which had received prior authorization, were not able to be scheduled and, therefore were also postponed. During April 2020, the widespread shutdown in elective surgical procedures continued, with surgical volumes increasing in May and even further in June, yet still remaining below pre-COVID-19 levels. Revenue during the three months ended June 30, 2021, was also impacted by COVID-19, although to a much lesser extent than in the same prior year period as surgical volumes generally returned to pre-pandemic levels by the end of the first quarter of 2021.

Revenue information by region is summarized as follows:

	Three Months Ended June 30,
	2021		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$49,353	93.2%	$10,984	90.2%	$38,369	349.3%
Europe	3,606	6.8%	1,199	9.8%	2,407	200.8%
Total revenue	$52,959	100.0%	$12,183	100.0%	$40,776	334.7%
Revenue generated in the U.S. was $49.4 million for the three months ended June 30, 2021, an increase of $38.4 million, or 349.3%, compared to the three months ended June 30, 2020. Revenue growth in the U.S. was primarily due to the widespread shutdown of elective surgical procedures in the second quarter of 2020, but is also attributable to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, and additional positive coverage policies during the three months ended June 30, 2021. As noted above, U.S. revenue during both periods was negatively impacted by the COVID-19 pandemic.
Revenue generated in Europe was $3.6 million in the three months ended June 30, 2021, an increase of $2.4 million, or 200.8%, compared to the three months ended June 30, 2020. Revenue growth in Europe was primarily due to the widespread shutdown of elective surgical procedures in the second quarter of 2020, but was also attributable to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system during the three months ended June 30, 2021. The remainder of our revenue from Europe increase was due to favorable exchange rates. As noted above, European revenue during both periods was negatively impacted by the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $5.5 million, or 284.7%, to $7.5 million for the three months ended June 30, 2021 compared to $2.0 million for the three months ended June 30, 2020. The increase was primarily due to product costs associated with higher sales volume of our Inspire system.
Gross margin increased to 85.8% for the three months ended June 30, 2021 compared to 84.0% for the three months ended June 30, 2020. Gross margin for the three months ended June 30, 2021 was higher primarily due to increased sales volume and manufacturing efficiencies.
Research and Development Expenses
Research and development expenses increased $3.2 million, or 53.2%, to $9.3 million for the three months ended June 30, 2021 compared to $6.1 million for the three months ended June 30, 2020. This change was primarily due to an increase of $1.8 million for ongoing research and development costs, including ongoing development of the next generation Inspire system, our Bluetooth remote, and the Inspire Cloud, and $1.6 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, partially offset by a decrease of $0.2 million in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $21.7 million, or 80.5%, to $48.7 million for the three months ended June 30, 2021 compared to $27.0 million for the three months ended June 30, 2020. The primary driver of this increase was an increase of $13.0 million in compensation, including salaries, commissions, and stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $8.1 million, primarily consisting of direct-to-consumer initiatives, including new TV advertisements, which began airing in January 2021, and the expansion of our Advisor Care Program call center.

Other drivers of the increase to selling, general and administrative expenses included an increase of $0.6 million due to general corporate costs such as insurance costs, office rent, and information technology supplies and equipment.
Other Expense, Net
Other expense, net changed by $0.2 million, or 88.4%, to $0.5 million of expense, net for the three months ended June 30, 2021 compared to $0.3 million of expense for the three months ended June 30, 2020. This change was primarily due to a decrease in interest income of $0.2 million earned on our cash, cash equivalents and investments balances due to lower interest rates.
Income Taxes
We recorded a provision for incomes taxes of less than $0.1 million for the three months ended June 30, 2021 compared to $0 for the three months ended June 30, 2020. This increase was due to state income tax expense and an accrual for uncertain tax benefits.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue
Revenue increased $59.8 million, or 178.3%, to $93.3 million for the six months ended June 30, 2021 compared to $33.5 million for the six months ended June 30, 2020. The increase was attributable to a $56.9 million increase in sales of our Inspire system in the U.S and an increase of $2.9 million in Europe, primarily in Germany. Revenue growth was primarily due to the widespread impacts of COVID-19 in the first six months of 2020, increased market penetration in existing territories, the expansion into new territories, and increased physician and patient awareness of our Inspire system.
Beginning in March 2020, our revenue growth in the U.S. and Europe was impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19. As a result, beginning in the second week of March 2020, substantially all of our Inspire therapy procedures were postponed and numerous other cases, which had received prior authorization, were not able to be scheduled and, therefore were also postponed. During the second quarter 2020, the widespread shutdown in elective surgical procedures continued, with surgical volumes increasing in May and even further in June, yet still remaining below pre-COVID-19 levels. During the six months ended June 30, 2021, resurgences of COVID-19 in various U.S. and European regions disrupted our ability to access our clinician customers and their patients, although to a lesser extent than in the same prior year period as surgical volumes generally returned to pre-pandemic levels by the end of the first quarter of 2021.
Revenue information by region is summarized as follows:

	Six Months Ended June 30,
	2021		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$87,122	93.4%	$30,258	90.2%	$56,864	187.9%
Europe	6,189	6.6%	3,272	9.8%	2,917	89.2%
Total revenue	$93,311	100.0%	$33,530	100.0%	$59,781	178.3%
Revenue generated in the U.S. was $87.1 million for the six months ended June 30, 2021, an increase of $56.9 million, or 187.9%, compared to the six months ended June 30, 2020. Revenue growth in the U.S. was primarily due to the widespread shutdown of elective surgical procedures in the first six months of 2020, but is also attributable to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, and additional positive coverage policies during the six months ended June 30, 2021. As noted above, U.S. revenue during both periods was negatively impacted by the COVID-19 pandemic.
Revenue generated in Europe was $6.2 million in the six months ended June 30, 2021, an increase of $2.9 million, or 89.2%, compared to the six months ended June 30, 2020. Revenue growth in Europe was primarily due to to the widespread shutdown of elective surgical procedures in the first six months of 2020, but was also attributable to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system during the six months ended June 30, 2021. The remainder of our revenue from Europe increase was due to favorable exchange rates. As noted above, European revenue during both periods was negatively impacted by the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $8.2 million, or 157.1%, to $13.5 million for the six months ended June 30, 2021 compared to $5.3 million for the six months ended June 30, 2020. The increase was primarily due to product costs associated with higher sales volume of our Inspire system.
Gross margin increased to 85.5% for the six months ended June 30, 2021 compared to 84.3% for the six months ended June 30, 2020. Gross margin for the six months ended June 30, 2021 was higher primarily due to higher sales volumes and manufacturing efficiencies.
Research and Development Expenses
Research and development expenses increased $5.9 million, or 51.7%, to $17.4 million for the six months ended June 30, 2021 compared to $11.5 million for the six months ended June 30, 2020. This change was primarily due to an increase of $3.2 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, $3.0 million for ongoing research and development costs, including ongoing development of the next generation Inspire system, our Bluetooth remote, and the Inspire Cloud, somewhat offset by a $0.3 million decrease in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $34.6 million, or 61.7%, to $90.6 million for the six months ended June 30, 2021 compared to $56.0 million for the six months ended June 30, 2020. The primary driver of this increase was an increase of $22.0 million in compensation, including salaries, commissions, and stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $11.3 million, primarily consisting of direct-to-consumer initiatives, including new TV advertisements which began airing in January 2021 and the expansion of our Advisor Care Program call center. During the six months ended June 30, 2020, we initially refocused our direct-to-consumer marketing strategies by shifting from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. Further, our team leveraged virtual tools, including the new Inspire Sleep app released in the second quarter of 2020, and telemedicine to continue physician training and patient education. Other drivers of the increase to selling, general and administrative expenses included an increase of $1.3 million primarily due to insurance costs, office rent, and information technology supplies and equipment.
Other Expense, Net
Other expense, net decreased by $0.9 million, or 1,177.5%, to $1.0 million of expense, net for the six months ended June 30, 2021 compared to $0.1 million of expense for the six months ended June 30, 2020. This change was primarily due to a decrease of $0.8 million in interest income due to lower interest rates on our cash, cash equivalents and investments balances and a $0.1 million decrease in gains on investments.

Income Taxes
We recorded a provision for income taxes of less than $0.1 million for the six months ended June 30, 2021 compared to $0 for the six months ended June 30, 2020. This increase was due to state income tax expense and an accrual for uncertain tax benefits.

Liquidity and Capital Resources
As of June 30, 2021, we had cash, cash equivalents and investments of $217.8 million and an accumulated deficit of $266.7 million, compared to cash, cash equivalents and investments of $234.4 million and an accumulated deficit of $237.3 million as of December 31, 2020.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,515)	$(40,026)
Investing activities	(477)	101,160
Financing activities	7,029	127,232
Effect of exchange rate on cash	(14)	11
Net (decrease) increase in cash and cash equivalents	$(13,977)	$188,377
Operating Activities
The net cash used in operating activities was $20.5 million for the six months ended June 30, 2021 and consisted of a net loss of $29.3 million, a decrease in net operating assets of $4.7 million and non-cash charges of $13.5 million. The non-cash charges consisted of stock-based compensation, depreciation and amortization, non-cash lease expense, stock issued for services rendered, accretion of the debt discount, and amortization of the investment premium, offset by other, net. Operating assets includes inventories, which increased due to manufacturing of systems inventory to meet increased sales, accounts receivable which decreased slightly due to higher collections, and prepaid expenses and other current assets which increased primarily due to prepaid insurance. Operating liabilities includes accrued expenses, which decreased primarily due to the payment of accrued compensation as annual bonuses were paid, and accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, including compensation and personnel-related costs.
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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $0.5 million and consisted of purchases of investments of $10.0 million and purchases of property and equipment of $3.0 million, partially offset by proceeds from sales or maturities of investments of $12.5 million.
Net cash provided by investing activities for the six months ended June 30, 2020 was $101.2 million and consisted primarily of proceeds from sales or maturities of investments of $116.7 million, partially offset by purchases of investments of $14.9 million and purchases of property and equipment of $0.6 million.
Financing Activities
Net cash provided by financing activities was $7.0 million for the six months ended June 30, 2021 and consisted of proceeds from the exercise of stock options of $5.3 million and proceeds from the issuance of common stock from our ESPP of $1.8 million.
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
Indebtedness
In August 2015, we entered into a loan and security agreement with Oxford Finance, as lender and collateral agent. The loan and security agreement initially provided for a term A loan facility in the amount of $15.5 million, which was fully funded on the closing date, and a term B loan facility in an amount of at least $3.5 million but no more than $10.0 million, to be available in the future subject to our achievement of certain revenue milestones. We refer to our term A loan facility and our term loan B facility together as our credit facility. In February 2017, we amended the loan and security agreement to, among other things, increase borrowings under the term A loan facility by $1.0 million, increase the minimum amount of the term B loan facility to $5.0 million and reduce the maximum amount of the term B loan facility to $9.0 million. In February 2018, we borrowed an additional $8.0 million under the term B loan facility portion of the credit facility. As of June 30, 2021, we had $24.5 million of outstanding borrowings under our credit facility. No borrowings remain available under this credit facility.
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
Borrowings under the facility are pre-payable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment (as defined in the loan and security agreement), subject to a prepayment fee of 1.0%. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. The credit facility is secured by substantially all of our personal property other than our intellectual property. We were in compliance with all covenants under the credit facility as of June 30, 2021.

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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and six months ended June 30, 2021.
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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not party to any material legal proceedings.

Item 1A.    Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in "Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Inspire Medical Systems, Inc.

Date:	August 3, 2021	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 3, 2021	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)