Form 10-Q
period 2021-09-30
Inspire Medical Systems, Inc.
filed 2021-11-02
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 26, 2021, the registrant had 27,358,099 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,200	$190,518
Investments, short-term	—	43,844
Accounts receivable, net of allowance for credit losses of $95 and $42, respectively	26,675	25,063
Inventories	15,574	8,479
Prepaid expenses and other current assets	3,046	1,965
Total current assets	255,495	269,869
Investments, long-term	9,984	—
Property and equipment, net	7,915	5,311
Operating lease right-of-use asset	5,296	5,805
Other non-current assets	204	204
Total assets	$278,894	$281,189
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,989	$7,209
Accrued expenses	17,477	13,516
Current portion of notes payable	6,125	—
Total current liabilities	33,591	20,725
Notes payable, non-current portion	18,799	24,746
Operating lease liability, non-current portion	6,080	5,886
Other non-current liability	124	85
Total liabilities	58,594	51,442
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 27,350,959 and 27,069,276 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	27	27
Additional paid-in capital	497,280	467,038
Accumulated other comprehensive (loss) income	(9)	29
Accumulated deficit	(276,998)	(237,347)
Total stockholders' equity	220,300	229,747
Total liabilities and stockholders' equity	$278,894	$281,189
The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$61,685	$35,842	$154,996	$69,372
Cost of goods sold	8,624	5,211	22,123	10,462
Gross profit	53,061	30,631	132,873	58,910
Operating expenses:
Research and development	9,614	7,307	27,056	18,807
Selling, general and administrative	53,243	33,216	143,846	89,249
Total operating expenses	62,857	40,523	170,902	108,056
Operating loss	(9,796)	(9,892)	(38,029)	(49,146)
Other expense (income):
Interest income	(22)	(125)	(110)	(1,015)
Interest expense	537	533	1,590	1,584
Other expense (income), net	33	(2)	90	(83)
Total other expense	548	406	1,570	486
Loss before income taxes	(10,344)	(10,298)	(39,599)	(49,632)
Income taxes	3	87	52	87
Net loss	(10,347)	(10,385)	(39,651)	(49,719)
Other comprehensive loss:
Unrealized gain (loss) on investments	3	(81)	(38)	(29)
Total comprehensive loss	$(10,344)	$(10,466)	$(39,689)	$(49,748)
Net loss per share, basic and diluted	$(0.38)	$(0.39)	$(1.46)	$(1.93)
Weighted average common shares used to compute net loss per share, basic and diluted	27,300,377	26,835,603	27,225,499	25,767,497

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	27,069,276	$27	$467,038	$29	$(237,347)	$229,747
Stock options exercised	133,421	—	3,550	—	—	3,550
Issuance of common stock	376	—	73	—	—	73
Stock-based compensation expense	—	—	5,997	—	—	5,997
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,216)	(16,216)
Balance at March 31, 2021	27,203,073	27	476,658	9	(253,563)	223,131
Stock options exercised	49,318	—	1,719	—	—	1,719
Issuance of common stock	329	—	72	—	—	72
Issuance of common stock for employee stock purchase plan	11,351	—	1,760	—	—	1,760
Stock-based compensation expense	—	—	6,341	—	—	6,341
Other comprehensive loss	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(13,088)	(13,088)
Balance at June 30, 2021	27,264,071	27	486,550	(12)	(266,651)	219,914
Stock options exercised	86,473	—	3,843	—	—	3,843
Issuance of common stock	415	—	77	—	—	77
Stock-based compensation expense	—	—	6,810	—	—	6,810
Other comprehensive income	—	—	—	3	—	3
Net loss	—	—	—	—	(10,347)	(10,347)
Balance at September 30, 2021	27,350,959	$27	$497,280	$(9)	$(276,998)	$220,300

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

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(39,651)	$(49,719)
Adjustments to reconcile net loss:
Depreciation and amortization	874	587
Amortization (accretion) of investment premium (discount)	15	(66)
Accretion of debt discount	178	166
Non-cash lease expense	509	743
Stock-based compensation expense	19,148	8,963
Non-cash stock issuance for services rendered	222	217
Other, net	53	(89)
Changes in operating assets and liabilities:
Accounts receivable	(1,743)	(7,921)
Inventories	(7,095)	(3,132)
Prepaid expenses and other current assets	(1,081)	(15)
Accounts payable	3,490	2,262
Accrued expenses and other liabilities	4,228	(931)
Net cash used in operating activities	(20,853)	(48,935)
Investing activities
Purchases of property and equipment	(4,135)	(1,851)
Purchases of investments	(9,993)	(52,721)
Proceeds from sales or maturities of investments	43,800	129,803
Net cash provided by investing activities	29,672	75,231
Financing activities
Proceeds from the exercise of stock options	9,112	3,831
Proceeds from the sale of common stock	—	124,654
Proceeds from issuance of common stock from employee stock purchase plan	1,760	1,059
Net cash provided by financing activities	10,872	129,544
Effect of exchange rate on cash	(9)	5
Increase in cash and cash equivalents	19,682	155,845
Cash and cash equivalents at beginning of period	190,518	22,860
Cash and cash equivalents at end of period	$210,200	$178,705
Supplemental cash flow information
Cash paid for interest	$1,417	$1,422
Change in property and equipment acquired but not yet paid	657	—

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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Investments
At December 31, 2020, our short-term investments consisted of commercial paper, corporate bonds, and U.S. government securities, which are classified as available-for-sale and had maturities less than one year. Our long-term investments at September 30, 2021 consisted of U.S. government securities. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive (loss) income. We had less than $0.1 million of unrecognized loss in accumulated other comprehensive (loss) income at September 30, 2021 and less than $0.1 million of unrecognized gain in accumulated other comprehensive (loss) income at December 31, 2020. Any realized gains and losses are calculated on the specific identification method and reported net in other expense (income), net in the statements of operations and comprehensive loss. For both of the three months ended September 30, 2021 and 2020, we recognized $0 of realized gains, net. For the nine months ended September 30, 2021 and 2020, we recognized $0 and $0.1 million of realized gains, net, respectively.
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
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than two years. For non-U.S. government securities, we use a discounted cash flow approach to calculate expected credit losses using estimated default rates based upon historical loss data, current conditions, as well as expectations of future economic conditions. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both September 30, 2021 and December 31, 2020.
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
Level 2—Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Commercial paper: Short-term, highly liquid investments are included as a Level 2 measurement in the table below.
Corporate bonds: Consists of short-term notes and bonds with various yields. These are included as a Level 2 measurement in the table below.
U.S. government securities: Consists of U.S. government Treasury bills and notes with original maturities of less than one year to two years. These are included as a Level 1 measurement in the tables below.
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of September 30, 2021 and December 31, 2020. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	September 30, 2021
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$189,355	$189,355	$—	$—
Total cash equivalents	189,355	189,355	—	—
Investments:
U.S. government securities	$9,984	$9,984	$—	$—
Total investments	9,984	9,984	—	—
Total cash equivalents and investments	$199,339	$199,339	$—	$—

	Fair Value Measurements as of
	December 31, 2020
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$179,389	$179,389	$—	$—
Total cash equivalents	179,389	179,389	—	—
Investments:
Commercial paper	$13,275	$—	$13,275	$—
Corporate bonds	6,540	—	6,540	—
U.S. government securities	24,029	24,029	—	—
Total investments	43,844	24,029	19,815	—
Total cash equivalents and investments	$223,233	$203,418	$19,815	$—

There were no transfers between levels during the periods ended September 30, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable.
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of September 30, 2021 and December 31, 2020, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$1,865	$892
Finished goods	13,709	7,587
Total inventories, net of reserves	$15,574	$8,479
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was $0.3 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	September 30, 2021	December 31, 2020
Computer equipment and software	$1,391	$1,305
Manufacturing equipment	4,322	2,285
Other equipment	249	249
Leasehold improvements	281	192
Construction in process	4,380	3,125
Property and equipment, cost	10,623	7,156
Less: accumulated depreciation and amortization	(2,708)	(1,845)
Property and equipment, net	$7,915	$5,311
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the nine months ended September 30, 2021 or 2020.
Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Payroll related	$14,876	$11,965
Interest	155	160
Current operating lease liability	27	—
Other accrued expenses	2,419	1,391
Total accrued expenses	$17,477	$13,516
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, either upon shipment of the product or receipt of the product,

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
depending on shipment terms. Our standard shipping terms are free on board shipping point, unless the customer requests that control of the inventory transfer upon delivery. In those cases where shipping and handling costs are billed to customers, we classify the amounts billed as a component of cost of goods sold.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $13.4 million and $6.8 million during the three months ended September 30, 2021 and 2020, respectively, and $34.0 million and $18.2 million during the nine months ended September 30, 2021 and 2020, respectively.
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

3. Investments
Our investments are classified as available-for-sale and consist of the following:

	September 30, 2021
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Long-Term:
U.S. government securities	$9,993	$—	$(9)	$9,984
Long-term investments	$9,993	$—	$(9)	$9,984

	December 31, 2020
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$13,275	$—	$—	$13,275
Corporate bonds	6,543	—	(3)	6,540
U.S. government securities	23,997	32	—	24,029
Short-term investments	$43,815	$32	$(3)	$43,844
As of September 30, 2021 and December 31, 2020, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of September 30, 2021. At the end of each reporting period, we evaluate potential credit impairment on available-for-sale securities in an unrealized loss

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written-down, and a reversal out of the valuation allowance occurs.

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
In August 2021, we entered into a new, non-cancelable operating lease agreement for approximately 25,000 square feet of additional corporate office space with our existing landlord. The initial lease term commences on October 1, 2021 and expires May 31, 2028 with an option to renew for one additional period of 5 years at the then-prevailing market rate. The exercise of the lease renewal option is at our sole discretion and will not be included in the lease term for the calculation of the ROU asset and lease liability when the lease commences on October 1, 2021 as it is not reasonably certain of exercise.
Beginning October 1, 2021, in addition to base rent on the additional space, we will also pay our proportionate share of the operating expenses, as defined in the lease. These payments will be made monthly and will be adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance. In conjunction with this lease, the landlord agreed to provide a $0.2 million rent abatement and a refurbishment allowance in the amount of the cost of any leasehold improvements, not to exceed $0.4 million upon Inspire providing the necessary documentation evidencing the costs of the leasehold improvements that are completed by May 31, 2022. However, the lease allows us to allocate the refurbishment allowance against base rent instead of taking a tenant improvement reimbursement. At this time, we intend to allocate the full amount of the refurbishment allowance against base rent. The total minimum lease payments related to this forward-starting lease are $3.6 million.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
The following table presents the lease balances within the balance sheets:

	September 30, 2021	December 31, 2020
Right-of-use assets:
Operating lease right-of-use asset	$5,296	$5,805
Operating lease liabilities:
Accrued expenses	27	—
Operating lease liability, non-current portion	6,080	5,886
Total operating lease liabilities	$6,107	$5,886

As of September 30, 2021, the remaining lease term was 6.7 years and the discount rate was 5.2%. The operating cash outflows from our operating leases were $0.1 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.1 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of September 30, 2021.
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
The purpose of the 2018 Plan is to promote the interest of our company and our stockholders by aiding in attracting and retaining employees, officers, consultants, independent contractors, and directors capable of assuring the future success of our business and to afford such persons an opportunity to acquire a proprietary interest in our company. The board of directors may amend, alter, suspend, discontinue, or terminate the 2018 Plan at any time with the approval of our stockholders. A total of 1,386,809 shares of common stock were initially reserved for issuance under the 2018 Plan, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 739,631 shares, b) 4% of the shares outstanding on the final day of the immediately preceding fiscal year and c) such smaller number of shares as determined by the board of directors. As of September 30, 2021, there were 3,284,769 shares reserved for issuance under the 2018 Plan, of which 1,293,557 shares were available for issuance.
The following table presents the components and classification of stock-based compensation expense recognized for stock options and RSUs granted under the 2017 Plan, the 2018 Plan and under our Employee Stock Purchase Plan (the "ESPP"):

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	$6,405	$2,984	$18,065	$8,303
Restricted stock units	29	—	77	—
Employee stock purchase plan	376	327	1,006	660
Total stock-based compensation expense	$6,810	$3,311	$19,148	$8,963

Cost of goods sold	$88	$36	$250	$122
Research and development	1,153	535	3,229	1,252
Selling, general and administrative	5,569	2,740	15,669	7,589
Total stock-based compensation expense	$6,810	$3,311	$19,148	$8,963
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
A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,857,564	$66.09	7.9	$351,626
Granted	184,845	$208.12
Exercised	(269,212)	$33.92		$47,176
Forfeited/expired	(93,790)	$113.37
Outstanding at September 30, 2021	2,679,407	$77.47	7.3	$416,515
Exercisable at September 30, 2021	1,355,413	$28.54	6.1	$276,959
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options.
As of September 30, 2021, the amount of unearned stock-based compensation to be expensed from now through the year 2025 related to unvested employee and non-employee director stock options is $70.0 million, which we expect to recognize over a weighted average period of 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.
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
The fair value of options granted to employees and non-employee directors was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended
	September 30,
	2021	2020
Expected term (years)	5.50 - 6.25	5.50 - 6.25
Expected volatility	55.0 - 55.9%	42.3 - 49.3%
Risk-free interest rate	0.79 - 1.40%	0.36 - 1.42%
Expected dividend yield	0.0%	0.0%
Weighted average fair value	$109.81	$38.33

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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2020	—	$—	$—
Granted	2,275	$201.51
Unvested at September 30, 2021	2,275	$201.51	$530
There were no RSUs granted prior to 2021. The aggregate intrinsic value of RSUs outstanding was based on our closing stock price on the last trading day of the period. As of September 30, 2021, there was $0.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a period of 3.3 years.
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
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. On June 30, 2021, 11,351 shares were purchased under the ESPP, utilizing $1.8 million of employee contributions. As of September 30, 2021, 754,752 shares were available for future issuance under the ESPP. The current purchase period under the ESPP began on July 1, 2021 and ends December 31, 2021.

8. Income Taxes
At both September 30, 2021 and 2020, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $0 and $0.1 million in the three months ended September 30, 2021 and 2020, respectively, and $0.1 million for both of the nine months ended September 30, 2021 and 2020. The nominal Income tax expense in those periods reflects minimal state income tax expense and an accrual for uncertain tax benefits.
We filed our 2020 U.S. federal income tax return during the third quarter of 2021. Considering provision to return true-ups, our gross federal net operating loss carryforward as of December 31, 2020 was $234.8 million, which will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $145.6 million that include net operating losses will begin to expire in 2028. We also have gross research and development credit carryforwards of $4.4 million as of December 31, 2020, which will expire at various dates beginning in 2033.
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
We had $0.1 million of gross unrecognized tax benefits as of each of September 30, 2021 and December 31, 2020.
We file income tax returns in the applicable jurisdictions. The 2018 to 2020 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.

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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization. Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$58,298	$33,121	$145,420	$63,379
Europe	3,387	2,721	9,576	5,993
Total revenue	$61,685	$35,842	$154,996	$69,372
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

	September 30,
	2021	2020
Common stock options	2,679,407	2,514,801
Restricted stock units	2,275	—
Employee stock purchase plan	6,124	—
Total	2,687,806	2,514,801

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
The procedure performed to implant our device is currently described for billing purposes using a Category I Current Procedural Terminology (“CPT”) code (64568), which is used in conjunction with a temporary Category III CPT code (0466T). There are significant changes to the CPT code set for Inspire therapy which will take effect on January 1, 2022. These changes include three new CPT Category I codes, the deletion of the current Category III codes, and the addition of a new CPT code for the Drug Induced Sleep Endoscopy ("DISE") procedure. The three new CPT Category I codes are as follows: 64582 for the insertion of hypoglossal nerve neurostimulator electrode and generator and breathing sensor electrode; 64583 for the revision or replacement of hypoglossal nerve neurostimulator electrode and breathing sensor electrode with connection to existing generator; and 64584 for the removal of hypoglossal nerve neurostimulator electrode and generator and breathing sensor electrode. Temporary

Category III codes 0466T, 0467T, and 0468T will be deleted from the 2022 code set. The new CPT code for the DISE procedure is 42975, for the evaluation of sleep-disordered breathing by examination of upper airway using an endoscope. While the Center for Medicare & Medicaid Services ("CMS") has significant discretion over the final reimbursement rates assigned, we believe that these coding changes will have a positive impact on Medicare reimbursement related to our technology.
In July 2021, the proposed 2022 Medicare reimbursement rates were announced for physicians implanting Inspire therapy and performing DISE procedures. The 2022 national average physician payments are expected to be approximately $870 for implantation of a hypoglossal nerve stimulator and approximately $113 for the DISE procedure. Also announced in July 2021 were the 2022 proposed rates of Medicare reimbursement to our hospital and ASC customers under the outpatient prospective payment system. The proposed rate for hospitals increased approximately 3% over the 2021 rate, but the proposed rate for ASCs decreased by approximately 28%. In determining the ASC reimbursement rates under the proposed rules, CMS defaulted to a device offset rate of 31%, rather than retain the existing offset rate of 88.07% that was previously applied prior to the new CPT code. The device offset is generally the device-related portion of the relevant procedure code under the Healthcare Common Procedure Coding System. The result of this proposed change by CMS reduced the payment for the Inspire procedure in ASCs from nearly $25,000 to approximately $17,500. In August 2021, CMS convened the advisory panel on hospital outpatient payment to review several considerations, including ASC classifications for multiple device types. The panel voted unanimously, with no abstentions, to recommend to CMS that it apply the device offset rate of 85.71% and that there be no multiple procedure discounting, which would result in the 2022 rate for ASCs to be approximately consistent with the 2021 rate. We believe that steady or increased Medicare reimbursement rates may positively affect demand for our Inspire system and may have a beneficial impact on our result of operations. The final 2022 reimbursement rates are expected to be announced in late November or early December 2021.
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
For the nine months ended September 30, 2021, 93.8% of our revenue was derived in the U.S. and 6.2% was derived in Europe. No single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2021.
Our marketing efforts during the first half of 2020 included refocused direct-to-consumer marketing strategies, which initially included a shift from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, and continuing through today, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. We continue to monitor the impacts of COVID-19 in each advertising market and may again change our advertising strategy on a market-by-market basis if needed. Further, our team has leveraged virtual tools, such as the new Inspire Sleep app released during the second quarter of 2020, to continue physician training and patient education. In January 2021, we began airing four new TV commercials and we expect to continue to increase our digital and social media presence.
In early 2020, we started a call center concept, the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. As of November 2, 2021, approximately 450 of our U.S. centers were utilizing the ACP, up from approximately 180 centers at December 31, 2020. We plan to continue to increase the number of our U.S. centers using the ACP during the remainder of 2021.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and registered offerings of our common stock. In April 2020, we sold 2,300,000 shares of common stock at a public offering price of $58.00 per share and received net proceeds of approximately $124.7 million after deducting underwriting discounts, commissions, and offering expenses. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended September 30, 2021, we generated revenue of $61.7 million with a gross margin of 86.0% and had a net loss of $10.3 million compared to revenue of $35.8 million with a gross margin of 85.5% and a net loss of $10.4 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we generated revenue of $155.0 million with a gross margin of 85.7% and had a net loss of $39.7 million compared to revenue of $69.4 million with a gross margin of 84.9% and a net loss of $49.7 million for the nine months ended September 30, 2020. Our accumulated deficit as of September 30, 2021 was $277.0 million.
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
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. In the three months ended September 30, 2021, we activated 68 centers bringing the total to 603 U.S. medical centers implanting Inspire therapy as of September 30, 2021. At September 30, 2021, ASCs made up 20% of our total U.S. implanting centers, up from 16% at December 31, 2020. Additionally, we created 11 new territories during the three months ended September 30, 2021, bringing the total to 141 U.S. territories as of September 30, 2021.
Because of these and other factors, we may continue to incur net losses for the next several years, and we may require substantial additional funding, which may include future equity and debt financings.
Outlook
We expect the COVID-19 pandemic to continue to adversely impact our revenue due to decreases and delays in the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy. Beginning in the second week of March 2020, substantially all of the scheduled Inspire therapy procedures were postponed and numerous other authorized cases were unable to be scheduled. During April 2020, the widespread shutdown in elective surgical procedures continued, with surgical volumes increasing in May and even further in June, yet still remaining below pre-COVID-19 levels. Surgical volumes continued to increase steadily during the remainder of 2020, with most implanting centers performing procedures by October 2020. A portion of the remaining 2020 procedures performed were those rescheduled from the first half of 2020, and, as a result of which, the initial backlog of postponed cases was largely eliminated by the end of 2020. Resurgences of COVID-19 during 2021 in various U.S. and European regions have, and may in the future, negatively impact our procedure volumes, although surgical volumes generally returned to pre-pandemic levels by the end of the first quarter of 2021. Additionally, while procedural volume rates for elective surgeries generally returned to pre-pandemic levels in the U.S. and Europe by March 31, 2021, the COVID-19 pandemic continues to rapidly evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable.
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

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue	$61,685	$35,842	$25,843	72.1%	$154,996	$69,372	$85,624	123.4%
Cost of goods sold	8,624	5,211	3,413	65.5%	22,123	10,462	11,661	111.5%
Gross profit	53,061	30,631	22,430	73.2%	132,873	58,910	73,963	125.6%
Gross margin	86.0%	85.5%			85.7%	84.9%
Operating expenses:
Research and development	9,614	7,307	2,307	31.6%	27,056	18,807	8,249	43.9%
Selling, general and administrative	53,243	33,216	20,027	60.3%	143,846	89,249	54,597	61.2%
Total operating expenses	62,857	40,523	22,334	55.1%	170,902	108,056	62,846	58.2%
Operating loss	(9,796)	(9,892)	96	(1.0)%	(38,029)	(49,146)	11,117	(22.6)%
Other expense, net	548	406	142	35.0%	1,570	486	1,084	223.0%
Loss before income taxes	(10,344)	(10,298)	(46)	0.4%	(39,599)	(49,632)	10,033	(20.2)%
Income taxes	3	87	(84)	(96.6)%	52	87	(35)	(40.2)%
Net loss	$(10,347)	$(10,385)	$38	(0.4)%	$(39,651)	$(49,719)	$10,068	(20.2)%
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue
Revenue increased $25.8 million, or 72.1%, to $61.7 million for the three months ended September 30, 2021 compared to $35.8 million for the three months ended September 30, 2020. The increase was attributable to a $25.2 million increase in sales of our Inspire system in the U.S. and an increase of $0.7 million in Europe, primarily in Germany. Revenue growth was primarily due to the continued widespread impacts of COVID-19 in the third quarter of 2020, increased market penetration in existing territories, the expansion into new territories, and increased physician and patient awareness of our Inspire system.
Since March 2020, our revenue growth in the U.S. and Europe has been impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19. As a result, beginning in the second week of March 2020, substantially all of our Inspire therapy procedures were postponed and numerous other cases, which had received prior authorization, were not able to be scheduled and, therefore were also postponed. During April 2020, the widespread shutdown in elective surgical procedures continued, with surgical volumes increasing in May and even further in June, yet still remaining below pre-COVID-19 levels. During the third quarter 2020, surgical volumes increased steadily, but remained negatively impacted by the COVID-19 pandemic, and the backlog of cases from the first half of 2020 was largely eliminated. Revenue during the three months ended September 30, 2021, was also impacted by COVID-19, although to a much lesser extent than in the same prior year period as surgical volumes generally returned to pre-pandemic levels by the end of the first quarter of 2021.

Revenue information by region is summarized as follows:

	Three Months Ended September 30,
	2021		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$58,298	94.5%	$33,121	92.4%	$25,177	76.0%
Europe	3,387	5.5%	2,721	7.6%	666	24.5%
Total revenue	$61,685	100.0%	$35,842	100.0%	$25,843	72.1%
Revenue generated in the U.S. was $58.3 million for the three months ended September 30, 2021, an increase of $25.2 million, or 76.0%, compared to the three months ended September 30, 2020. Revenue growth in the U.S. was somewhat due to the continuing impacts from the COVID-19 pandemic in the third quarter of 2020, but was also attributable to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, and additional positive coverage policies during the three months ended September 30, 2021. As noted above, U.S. revenue during both periods was negatively impacted by the COVID-19 pandemic.
Revenue generated in Europe was $3.4 million in the three months ended September 30, 2021, an increase of $0.7 million, or 24.5%, compared to the three months ended September 30, 2020. Revenue growth in Europe was somewhat due to the continuing impacts from the COVID-19 pandemic in the third quarter of 2020, but was also attributable to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system during the three months ended September 30, 2021. The remainder of our increased revenue from Europe was due to favorable exchange rates. As noted above, European revenue during both periods was negatively impacted by the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $3.4 million, or 65.5%, to $8.6 million for the three months ended September 30, 2021 compared to $5.2 million for the three months ended September 30, 2020. The increase was primarily due to product costs associated with higher sales volume of our Inspire system.
Gross margin increased to 86.0% for the three months ended September 30, 2021 compared to 85.5% for the three months ended September 30, 2020. Gross margin for the three months ended September 30, 2021 was higher primarily due to increased sales volume and manufacturing efficiencies.
Research and Development Expenses
Research and development expenses increased $2.3 million, or 31.6%, to $9.6 million for the three months ended September 30, 2021 compared to $7.3 million for the three months ended September 30, 2020. This change was primarily due to an increase of $1.6 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, $0.8 million for ongoing research and development costs, including the Inspire Cloud, the next generation Inspire system, and our physician programmer, partially offset by a decrease of $0.1 million in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $20.0 million, or 60.3%, to $53.2 million for the three months ended September 30, 2021 compared to $33.2 million for the three months ended September 30, 2020. The primary driver of this change was an increase of $11.9 million in compensation, including salaries, commissions, and stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $7.1 million, primarily consisting of direct-to-consumer initiatives, including new TV advertisements, which began airing in January 2021, and the expansion of our Advisor Care

Program call center. Other drivers of the change to selling, general and administrative expenses included an increase of $1.0 million due to general corporate costs such as office rent, insurance costs, consulting fees, and information technology supplies and equipment.
Other Expense, Net
Other expense, net changed by $0.1 million, or 35.0%, to $0.5 million of expense, net for the three months ended September 30, 2021 compared to $0.4 million of expense for the three months ended September 30, 2020. This change was primarily due to a decrease in interest income of $0.1 million earned on our cash, cash equivalents and investments balances due to lower interest rates.
Income Taxes
We recorded a provision for incomes taxes of less than $0.1 million for the three months ended September 30, 2021 compared to $0.1 million for the three months ended September 30, 2020. This decrease was primarily due to lower state income tax expense.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue
Revenue increased $85.6 million, or 123.4%, to $155.0 million for the nine months ended September 30, 2021 compared to $69.4 million for the nine months ended September 30, 2020. The increase was attributable to a $82.0 million increase in sales of our Inspire system in the U.S and an increase of $3.6 million in Europe, primarily in Germany. Revenue growth was primarily due to the widespread impacts of COVID-19 in the nine months of 2020, increased market penetration in existing territories, the expansion into new territories, and increased physician and patient awareness of our Inspire system.
Beginning in March 2020, our revenue growth in the U.S. and Europe was impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19. As a result, beginning in the second week of March 2020, substantially all of our Inspire therapy procedures were postponed and numerous other cases, which had received prior authorization, were not able to be scheduled and, therefore were also postponed. During the second quarter 2020, the widespread shutdown in elective surgical procedures continued, with surgical volumes increasing in May and even further in June, yet still remaining below pre-COVID-19 levels. During the third quarter 2020, surgical volumes increased steadily, but remained negatively impacted by the COVID-19 pandemic, and the backlog of postponed cases from the first half of 2020 was largely eliminated. During the nine months ended September 30, 2021, resurgences of COVID-19 in various U.S. and European regions disrupted our ability to access our clinician customers and their patients, although to a lesser extent than in the same prior year period as surgical volumes generally returned to pre-pandemic levels by the end of the first quarter of 2021.
Revenue information by region is summarized as follows:

	Nine Months Ended September 30,
	2021		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$145,420	93.8%	$63,379	91.4%	$82,041	129.4%
Europe	9,576	6.2%	5,993	8.6%	3,583	59.8%
Total revenue	$154,996	100.0%	$69,372	100.0%	$85,624	123.4%

Revenue generated in the U.S. was $145.4 million for the nine months ended September 30, 2021, an increase of $82.0 million, or 129.4%, compared to the nine months ended September 30, 2020. Revenue growth in the U.S. was primarily due to the widespread shutdown of elective surgical procedures in the first nine months of 2020, but was also attributable to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, and additional positive coverage policies during the nine months ended September 30, 2021. As noted above, U.S. revenue during both periods was negatively impacted by the COVID-19 pandemic.
Revenue generated in Europe was $9.6 million in the nine months ended September 30, 2021, an increase of $3.6 million, or 59.8%, compared to the nine months ended September 30, 2020. Revenue growth in Europe was primarily due to the widespread shutdown of elective surgical procedures in the first nine months of 2020, but was also attributable to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system during the nine months ended September 30, 2021. The remainder of our increased revenue from Europe was due to favorable exchange rates. As noted above, European revenue during both periods was negatively impacted by the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $11.7 million, or 111.5%, to $22.1 million for the nine months ended September 30, 2021 compared to $10.5 million for the nine months ended September 30, 2020. The increase was primarily due to product costs associated with higher sales volume of our Inspire system.
Gross margin increased to 85.7% for the nine months ended September 30, 2021 compared to 84.9% for the nine months ended September 30, 2020. Gross margin for the nine months ended September 30, 2021 was higher primarily due to higher sales volumes and manufacturing efficiencies.
Research and Development Expenses
Research and development expenses increased $8.2 million, or 43.9%, to $27.1 million for the nine months ended September 30, 2021 compared to $18.8 million for the nine months ended September 30, 2020. This change was primarily due to an increase of $4.8 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, $3.8 million for ongoing research and development costs, including ongoing development of the Inspire Cloud and the next generation Inspire system, somewhat offset by a $0.3 million decrease in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $54.6 million, or 61.2%, to $143.8 million for the nine months ended September 30, 2021 compared to $89.2 million for the nine months ended September 30, 2020. The primary driver of this change was an increase of $33.8 million in compensation, including salaries, commissions, and stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $18.4 million, primarily consisting of direct-to-consumer initiatives, including new TV advertisements which began airing in January 2021 and the expansion of our Advisor Care Program call center. During the nine months ended September 30, 2020, we initially refocused our direct-to-consumer marketing strategies by shifting from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. Further, our team leveraged virtual tools, including the new Inspire Sleep app released in the second quarter of 2020, and telemedicine to continue physician training and patient education. Other drivers of the change to selling, general and administrative expenses included an increase of $2.4 million primarily due to office rent, insurance costs, and banking fees.

Other Expense, Net
Other expense, net increased by $1.1 million, or 223.0%, to $1.6 million of expense, net for the nine months ended September 30, 2021 compared to $0.5 million of expense for the nine months ended September 30, 2020. This change was primarily due to a decrease of $0.9 million in interest income due to lower interest rates on our cash, cash equivalents and investments balances and a $0.2 million decrease in gains on investments and foreign currency translation.
Income Taxes
We recorded a provision for income taxes of $0.1 million for the both of the nine months ended September 30, 2021 and 2020.

Liquidity and Capital Resources
As of September 30, 2021, we had cash, cash equivalents and investments of $220.2 million and an accumulated deficit of $277.0 million, compared to cash, cash equivalents and investments of $234.4 million and an accumulated deficit of $237.3 million as of December 31, 2020.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,853)	$(48,935)
Investing activities	29,672	75,231
Financing activities	10,872	129,544
Effect of exchange rate on cash	(9)	5
Net increase in cash and cash equivalents	$19,682	$155,845
Operating Activities
The net cash used in operating activities was $20.9 million for the nine months ended September 30, 2021 and consisted of a net loss of $39.7 million, non-cash charges of $21.0 million, and a decrease in net operating assets of $2.2 million. The non-cash charges consisted of stock-based compensation, depreciation and amortization, non-

cash lease expense, stock issued for services rendered, accretion of the debt discount, and amortization of the investment premium, and other, net. Operating assets includes inventories, which increased due to manufacturing of systems inventory to meet increased sales, accounts receivable which increased due to higher sales, and prepaid expenses and other current assets which increased primarily due to prepaid insurance. Operating liabilities includes accrued expenses, which increased primarily due to accrued compensation, and accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, including compensation and personnel-related costs.
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
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2021 was $29.7 million and consisted of proceeds from sales or maturities of investments of $43.8 million, partially offset by purchases of investments of $10.0 million and purchases of property and equipment of $4.1 million.
Net cash provided by investing activities for the nine months ended September 30, 2020 was $75.2 million and consisted primarily of proceeds from sales or maturities of investments of $129.8 million, partially offset by purchases of investments of $52.7 million and purchases of property and equipment of $1.9 million.
Financing Activities
Net cash provided by financing activities was $10.9 million for the nine months ended September 30, 2021 and consisted of proceeds from the exercise of stock options of $9.1 million and proceeds from the issuance of common stock from our ESPP of $1.8 million.
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
Indebtedness
In August 2015, we entered into a loan and security agreement with Oxford Finance, as lender and collateral agent. The loan and security agreement initially provided for a term A loan facility in the amount of $15.5 million, which was fully funded on the closing date, and a term B loan facility in an amount of at least $3.5 million but no more than $10.0 million, to be available in the future subject to our achievement of certain revenue milestones. We refer to our term A loan facility and our term loan B facility together as our credit facility. In February 2017, we amended the loan and security agreement to, among other things, increase borrowings under the term A loan facility by $1.0 million, increase the minimum amount of the term B loan facility to $5.0 million and reduce the maximum amount of the term B loan facility to $9.0 million. In February 2018, we borrowed an additional $8.0 million under the term B loan facility portion of the credit facility. As of September 30, 2021, we had $24.5 million of outstanding borrowings under our credit facility. No borrowings remain available under this credit facility.
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
Borrowings under the facility are pre-payable at our option in whole, but not in part, together with all accrued and unpaid interest thereon and, if not previously made, the Final Payment (as defined in the loan and security agreement), subject to a prepayment fee of 1.0%. We are also required to prepay the amounts outstanding under the credit facility upon the occurrence of certain customary events of default, as well as the occurrence of certain material adverse events. The credit facility also includes certain customary affirmative and negative covenants, but does not include any financial covenants. The credit facility is secured by substantially all of our personal property other than our intellectual property. We were in compliance with all covenants under the credit facility as of September 30, 2021.

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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2021.
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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inspire Medical Systems, Inc.

Date:	November 2, 2021	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 2, 2021	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)