Form 10-K
period 2021-12-31
Inspire Medical Systems, Inc.
filed 2022-02-15
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $5,161,346,505, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on such date.
As of February 7, 2022, the registrant had 27,529,438 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial position, prospective products, international product approvals and commercializations, our expectations regarding the final reimbursement levels for Inspire therapy procedures, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, and the plans and objectives of management for future operations.
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
•our ability to commercialize or obtain regulatory approvals or certifications for our Inspire therapy and system, or the effect of delays in commercializing or obtaining regulatory approvals or certifications;
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

PART I

Item 1. Business.
Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. A significant body of clinical data, which includes a publication in the New England Journal of Medicine and more than 190 peer-reviewed publications, supports the safety and efficacy of Inspire therapy. Inspire therapy received premarket approval ("PMA") from the FDA in April 2014 and has been commercially available in certain European markets since November 2011. Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in June 2018 and was formally added to the Japan National Health Insurance Payment Listing in June 2021. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the United States ("U.S.") and Japan must have been confirmed to fail or be unable to tolerate positive airway pressure ("PAP") treatments, such as continuous positive airway pressure ("CPAP"), and be 18 years of age or older, though there are no similar requirements for patients in Europe. Physicians have treated more than 20,000 patients with Inspire therapy at over 765 medical centers across the U.S., Europe, and Japan.
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

•Comfortable and convenient therapy resulting in high patient satisfaction that was reported to be 91% at an average of 12 months from initial treatment in the first 1,849 patients in our ongoing global patient registry.
•Strong patient compliance, with 80% of patients reporting continued nightly use through five years from initial treatment in our Stimulation Therapy for Apnea Reduction ("STAR") trial.
•Minimally invasive outpatient procedure with short recovery time.
•Long-lasting solution with a battery designed to last approximately 11 years without charging or maintenance.
The results from multiple clinical trials, which include seven sponsored and more than 70 independent clinical studies that evaluated several thousand patients, have shown that our Inspire therapy provides statistically significant and sustained reduction in the severity of patients’ OSA, improvement in sleep-related quality of life and reduction in snoring, as well as high patient compliance rates and a strong safety profile.
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
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe through a direct sales organization, and we sell our Inspire system in Japan through a distributor. As of December 31, 2021, we had 157 sales territories in the U.S. and 12 in Europe. Our direct sales force engages in sales efforts and promotional activities focused on ear, nose and throat ("ENT") physicians, and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy.
Our customers are generally reimbursed for the cost of patient treatment by various third-party payors, such as commercial insurance providers and Medicare. As of February 15, 2022, we have secured positive coverage policies with most U.S. commercial payors, including virtually all large national commercial insurers, encompassing approximately 260 million covered lives in the U.S. We are in active discussions with regional commercial insurers to establish additional positive coverage policies, as well as modify existing positive coverage policies to support reimbursement of Inspire therapy. In parallel, a subset of our 20-person reimbursement team, which we refer to as our market access team, is focused on assisting patients and physicians in obtaining prior authorization approvals from commercial payors on a case-by-case basis in advance of treatment with our Inspire therapy. In addition, all seven Medicare Administrative Contractors ("MACs") published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met. We also have a U.S. government contract for patients who are treated by the Veterans Health Administration.
The procedure performed to implant our device was previously described for billing purposes using a Category I Current Procedural Terminology (“CPT”) code (64568), which was used in conjunction with a temporary Category III CPT code (+0466T). At the October 2020 American Medical Association (“AMA”) CPT Editorial Panel meeting, the AMA approved the creation of new Category I CPT codes (64582, 64583, and 64584) to separately identify hypoglossal nerve stimulator services. A new Category I code (42975) was also approved for Drug-Induced Sleep Endoscopy, which is the final procedure to determine which patients are appropriate for Inspire therapy. These new codes went into effect on January 1, 2022. With these approvals, a formal survey was conducted to determine the Medicare reimbursement levels assigned to each code and in November 2021 the final 2022 reimbursement rates were announced by the Centers for Medicare and Medicaid Services (“CMS”). The 2022 national average physician payments are approximately $888 for implantation of a hypoglossal nerve stimulator and approximately $115 for the DISE procedure. The 2022 rates of Medicare reimbursement to our hospital customers is approximately $30,063, an increase of 2% over the 2021 rate. The ASC reimbursement rate for 2022 is approximately $24,828, an increase of 2% over the 2021 rate.
We generated revenue of $233.4 million, with a gross margin of 85.7% and a net loss of $42.0 million, for the fiscal year ended December 31, 2021, compared to revenue of $115.4 million, with a gross margin of 84.7% and a net loss of $57.2 million, for the fiscal year ended December 31, 2020, and revenue of $82.1 million, with a gross margin of 83.4% and a net loss of $33.2 million, for the fiscal year ended December 31, 2019. Our accumulated deficit as of December 31, 2021 was $279.4 million.
Our Competitive Strengths
We believe the continued growth of our company will be driven by the following competitive strengths:
•First to market with an innovative, closed-loop, minimally invasive solution. We have developed the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for patients with moderate to severe OSA who have been confirmed to fail or cannot tolerate PAP treatments, such as CPAP. We received a PMA from the FDA in April 2014 for our Inspire therapy. Unlike CPAP, which is limited by low patient compliance primarily due to patient discomfort with the mask or device, our innovative, closed-loop, minimally invasive solution is designed to provide comfort and convenience, resulting in high compliance for patients with moderate to severe OSA. We believe we have a significant first mover advantage and momentum over future competitors, as physicians have treated more than 20,000 patients with Inspire therapy.
•Significant body of strong clinical data. We have developed a significant body of clinical data that demonstrates the safety and effectiveness, therapy adherence, and long-term sustained benefits of our Inspire therapy. The benefits of treatment with Inspire therapy have been consistent across seven sponsored and more than 70 independent clinical studies that evaluated several thousand patients, and have been highlighted in more than 190 peer-reviewed publications. Data reported in these clinical studies also demonstrated a high level of overall patient satisfaction. We believe this favorable data provides us with a significant competitive advantage and will continue to support increased adoption of our Inspire therapy.
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
•Dedicated team focused on providing market access for patients and providers. We have a highly efficient approach to advance patients, once identified, to placement of the Inspire system. Our dedicated market access team helps patients and providers work with payors to secure prior authorization approvals in advance of initial treatment. In addition, this team proactively works with payors to establish positive coverage policies when needed by highlighting the compelling clinical data and the value of our Inspire therapy. This highly leverageable team has been successful in helping to secure reimbursement from hundreds of commercial payors to date, and positive coverage policies from most U.S. commercial payors, including virtually all large national payors.

•Strong research and development capabilities and comprehensive intellectual property portfolio. Our commitment to driving innovation has allowed us to achieve continuous, significant improvements of our Inspire therapy. For example, in February 2021, the FDA approved a new Inspire physician programmer system and in March 2021, the FDA approved an update to the system manual for the Inspire system to include an improved surgical implant procedure that eliminates one incision with a revised placement of the pressure sensing lead. In May 2021, we received certificates of conformity in Europe for the two-incision implant procedure which allowed us to affix the CE mark on our system. In December 2021, the FDA approved our new Bluetooth-enabled patient remote. We have a comprehensive patent portfolio to protect our intellectual property and technology, with rights as of December 31, 2021 to 44 issued U.S. patents, 34 issued foreign patents, 75 pending U.S. patent applications, and 63 pending foreign patent applications that cover aspects of our Inspire system and future product concepts.
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
•Expand our sales and marketing organization to facilitate adoption of our Inspire therapy. We plan to expand our sales and marketing organization and seek to recruit and train exceptionally talented sales representatives in existing and new markets in the U.S. and in Europe to help facilitate further adoption and broaden awareness of our Inspire therapy. Our success to date in developing new markets has been primarily due to our ability to identify new regions with high volume medical centers, educate ENT and sleep physicians, help generate steady patient demand, and provide sufficient support staff to our sales representatives. We believe investing in a scalable, efficient direct sales force and continuing the development of our marketing efforts will help us broaden adoption of our Inspire therapy and drive revenue growth.
•Leverage our prior authorization model while we work with payors to broaden coverage. Our dedicated in-house market access team will continue to assist patients and physicians in obtaining prior authorization approvals from commercial payors for treatment with our Inspire therapy. In parallel, we are in active discussions with the commercial payors that have yet to establish positive coverage policies and modify existing policies when needed. We believe increased positive payor coverage policies and modifying existing positive coverage policies could expand patient access by reducing hurdles to treatment.
•Invest in research and development to drive innovation and expand indications. Our foundational commitment to driving innovation and improving patient lives fuels our desire for continuous product development. We intend to invest in existing and next generation technologies to further improve our products and clinical outcomes, optimize patient acceptance and comfort and broaden the patient population that can benefit from our Inspire therapy. Recent examples of our product innovation include the next generation of the Inspire neurostimulator, which is in development, and an active project to improve the physician programmer. We have launched a cloud-based patient management system called Inspire Cloud, which allows physicians to monitor patient compliance and more efficiently coordinate patient care, and in 2020, we launched the Inspire Sleep app for patients' smart phones. In December

2021, the FDA approved our new patient remote control which is Bluetooth® enabled. An example of our efforts to expand our label indications includes our clinical study that is evaluating the use of Inspire therapy in pediatric patients with Down syndrome. In April 2020, we received FDA approval for an expanded age-range for Inspire therapy to include 18 to 21 year old patients. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and Japan's MLHW approved Inspire therapy to treat moderate to severe OSA in June 2018.
•Further penetrate and expand into existing and new international markets. We plan to establish and strengthen our presence internationally. Our goal is to further increase sales of our Inspire therapy in existing international markets in Europe, including Germany and the Netherlands, and in Japan. We plan to expand our reach to markets in new regions, such as Australia, Singapore, Hong Kong, South Korea and China. We plan to strategically invest in new markets based on our assessment of market size and opportunity and prospects for compelling reimbursement coding and coverage.
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

To receive the Inspire system, patients undergo a short outpatient surgical procedure, typically lasting about 90 minutes, during which the neurostimulator, sensing lead, and stimulation lead are implanted. The procedure is minimally invasive and performed with two small incisions. Patients typically recover quickly and are able to resume normal activities in just a few days. Initial activation of the system occurs 30 days after the implantation. After the initial activation, the patient is instructed to use the therapy each night by turning on their Inspire system before going to sleep using their remote control.
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
•Comfortable and convenient therapy resulting in high patient satisfaction. Data reported on the first 1,849 patients in our ongoing ADHERE patient registry, which we established to follow patients who have been implanted with an Inspire system, demonstrated that these patients used Inspire therapy an average of 5.6 hours per night an average of 12 months after initial treatment, with overall patient satisfaction reported to be at 91%.
•Strong patient compliance. Results from our STAR trial demonstrated that 80% of patients continue to use Inspire therapy on a nightly basis five years after initial treatment.
•Minimally invasive outpatient procedure. The Inspire system’s implantable components are placed during an approximately 90-minute outpatient procedure. The procedure is minimally invasive and performed with two small incisions. Patients typically recover quickly and are able to resume normal activities within a few days.
•Long-lasting solution. Our Inspire system uses a battery designed to last approximately 11 years without charging or maintenance.
Commercialization of Inspire Therapy
In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive FDA clearance or approval. We obtained PMA for our Inspire system in 2014. Additionally, we received a certificate of conformity for commercialization of our Inspire system in Europe in 2011 which allowed us to affix the CE mark on our device. Japan's MLHW approved Inspire therapy to treat moderate to severe OSA in June 2018 and was formally added to the Japan National Health Insurance Payment Listing in June 2021. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Australia.
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
In Japan, our commercialization approach is through our exclusive distribution partner, Japan Lifeline ("JLL"). JLL is responsible for local sales and promotional activities focused on ENT physicians, sleep centers, and community awareness. We work closely with JLL to ensure a globally consistent approach and effective employee and customer training are in place.

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
Treatment with Inspire Therapy
Patient Selection
Inspire therapy is indicated for patients with moderate to severe OSA (AHI of 15 to 65) who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. Patients undergo a drug-induced sleep endoscopy performed by an ENT surgeon in order to confirm that they satisfy this anatomical requirement. In addition, patients in the U.S. and Japan must have been confirmed to fail or be unable to tolerate PAP treatments, such as CPAP, and be 18 years of age or older, though there are no similar requirements for patients in Europe. Patients who fail PAP are those that are not able to eliminate moderate to severe OSA despite PAP usage. Patients who cannot tolerate PAP treatments are those who either are unable to use PAP more than five nights per week for at least four hours per night, or who are unwilling to use PAP treatment.
Implantation
The Inspire system is implanted under general anesthesia through two small incisions. One incision is under the lower jaw, where the stimulation lead is attached around a distal branch of the hypoglossal nerve that is responsible for forward movement of the tongue. A second incision in the upper right chest below the clavicle is used to implant the neurostimulator, which houses all the electronics and battery power for the device, and a pressure sensing lead to monitor the breathing cycle. The functionality of the Inspire system is tested in the operating room to verify proper placement of the stimulation and pressure sensing leads. The wires for the electrodes are tunneled under the skin and the incisions are closed. The Inspire system is powered by an internal battery that is designed to last approximately 11 years without needing to be recharged. After this time, the neurostimulator is replaced during a simple outpatient procedure.
The implantation procedure is performed in an outpatient setting and surgery is completed in approximately 90 minutes. Patients may experience mild discomfort and swelling at the incision sites for a few days that is usually managed with over-the-counter pain medications. Patients can return home and resume a normal diet shortly after completion of the procedure and resume most daily activities within a few days. The only restriction on their activity is to avoid strenuous activities until the incisions have had time to heal.
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
Clinical Results and Studies
A significant body of published clinical evidence, which includes seven sponsored and more than 70 independent clinical studies that evaluated several thousand patients, supports the safety and effectiveness of our Inspire therapy. The results of the STAR trial, our phase III pivotal clinical trial that served as the basis for the FDA approval of our PMA application, were published in the New England Journal of Medicine, and the results of additional clinical studies have been published in more than 190 peer-reviewed publications. We have established a global patient registry, which we refer to as our ADHERE patient registry, to collect data on safety, effectiveness, weekly usage, overall compliance, and satisfaction from patients who have been implanted with an Inspire system. The table below highlights key findings from certain of these studies and data from the first 1,849 patients in our ADHERE patient registry, including significant improvements in objective sleep measures and patient-reported quality of life measures, strong therapy compliance, and a favorable safety profile.

	STAR Trial(1)		German Post-Market Study(1)	ADHERE Patient Registry(1)	TJUH and UPMC Evaluation(2)
Number of Inspire therapy patients	124	97	56	1,849	97
Time following implantation	12 months	5 years	12 months	12 months	3 months
AHI—Baseline	29.3	29.3	28.6	33.0	35.6
AHI—Therapy	9.0	6.2	9.5	9.9	6.3
ESS—Baseline	11	11	13	11	11
ESS—Therapy	6	6	7	6	6
FOSQ—Baseline	14.6	14.6	13.7	*	*
FOSQ—Therapy	18.2	18.7	18.6	*	*
Therapy compliance	86% daily; 93% 5+ days weekly	80% daily	Average 39 hours per week; 89% ≥20 hours per week	Average 5.6 hours per night	Average >45 hours per week
*    Not measured
(1)    Median results
(2)    Thomas Jefferson University Hospital ("TJUH") and University of Pittsburgh Medical Center ("UPMC"). Mean results
Select Recent Clinical Results and Studies
ADHERE Patient Registry
We established our ADHERE patient registry to follow patients who have been implanted with an Inspire system, with a goal of collecting data on a group of at least 5,000 patients. Data gathered on the first 1,849 patients published in Laryngoscope in 2021 showed that patients used Inspire therapy an average of 5.6 hours per night when measured an average of 12 months after implantation. Median AHI was reduced from 33.0 events per hour to 9.9 events per hour and median ESS score improved from 11 to 6 over the same period. Overall satisfaction with Inspire therapy was reported by patients to be 91%, with 93% of patients reporting that they would choose the procedure again. In addition, 92% of patients reported a better experience than CPAP.

Comparison of Sleep Surgery Complication Rates versus Inspire Therapy
A 2021 paper published in Otolaryngology – Open Journal found that Inspire therapy had a lower complication rate and shorter hospital length of stay compared with sleep surgery, despite the fact that the Inspire population was older and had more co-morbidities. Combined with previous studies on sleep surgery outcomes, this demonstrates that Inspire therapy may be safer and more effective than sleep surgery in selected patients.
Upper Airway Surgery Improves Patient Symptoms Similarly as CPAP
In 2021, Cleveland Clinic published on the first comparison of patient-reported outcomes between Upper Airway Surgery ("UAS") and CPAP. These results showed that UAS and CPAP had similar degree of improvement of patient symptoms of sleepiness, daytime energy, depression, and insomnia. The results also showed that UAS patients were more likely to have a clinically meaningful improvement of symptoms than CPAP patients. This high degree of improvement was maintained through at least one-year in the UAS patients. In this first study comparing UAS versus CPAP patient symptoms, they conclude that this improvement is likely due to UAS’s high ease of use, effectiveness, and high rates of adherence, recommending it as an alternative to CPAP.
Two-incision Procedure has Similar Outcomes as Three-incision Procedure
The new two-incision implant technique was compared to the legacy three-incision technique. This study of several hundred patients in a multi-center registry showed that the new two-incision technique is 39 minutes faster than the legacy technique (129 minutes vs. 86 minutes, p<0.001), while maintaining similarly low complication rates of 1%, and equivalent outcomes of reductions in AHI and Epworth Sleepiness Scale. Thus, the new two-

incision technique is faster, without compromising safety and efficacy, saving operative time for physicians and enabling shorter recovery time for patients.
Sales and Marketing
We have established a methodical approach to market development which centers on active engagement across three key stakeholders in the OSA treatment paradigm: patients, physicians, and sleep centers.
We sell our Inspire system through a direct sales force that primarily targets ENT physicians and sleep centers in the U.S. and Europe, and through a distributor in Japan. The implant procedure for our Inspire therapy is typically performed by an ENT physician or in some cases by neurosurgeons. We also focus on sleep centers because they diagnose and manage large volumes of patients with sleep apnea and are often an important referral base for ENT physicians. In addition, because OSA is sometimes diagnosed during other procedures, we have developed programs to help educate general practitioners and specialists in other fields, such as cardiovascular surgeons, electrophysiologists, and dentists, regarding our Inspire therapy.
We have 157 sales territories in the U.S. and 12 in Europe. We seek to recruit sales representatives with strong sales backgrounds, direct experience developing markets with new technologies, and core knowledge of medical device coding, reimbursement, and the prior authorization process. In Japan, we rely on our distribution partner for local sales and promotional activities.
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
We believe our patient outreach efforts have been effective in bringing potential patients to our website and facilitating contact with our clinical sites. During 2021, we had over 7.3 million visits to our website, of which 410,000 used our "Find a Doctor" function to find a physician in their area. This generated more than 95,000 contacts with physicians throughout the year and approximately 33,000 visitors to our website signed up to attend a local or online Inspire informational event.
In 2020, we launched the Inspire Sleep app for patients' smart phones. This app is an educational tool for patients and also interfaces with the Inspire Cloud to allow physicians to collect clinical data from patients directly. We continue to enhance the functionality of this app as part of our overall digital platform development. During 2020 and 2021, over 26,000 copies of the app were downloaded to smartphones.
Commercial Activities Outside of the U.S.
Our general practice is to limit commercial investments in countries until such time as there is a determined reimbursement pathway. We have 12 sales territories in Europe, 8 of which are located in Germany, and we sell our products through a distributor in Japan. We provide consistent training in Europe and Japan as is conducted in the U.S. and have established a support team in Europe for patient outreach and education, implant support, and device programming. In Japan we assist our distribution partner with patient outreach and education initiatives. We expect to continue to scale our commercial activities in Europe as we continue to develop country-wide reimbursement in additional markets. We continue to work on the reimbursement process in Australia and hope to commercialize Inspire therapy there.
Third-Party Reimbursement
Our market access team is responsible for all of our reimbursement processes and initiatives. Our team includes 20 professionals who are focused on all key aspects of reimbursement, which include coding, payment, coverage, and prior authorization.

Coding and Payment
In the U.S., we sell our products to hospitals and ASCs. These customers in turn bill various third-party payors, such as commercial payors and Medicare, for the cost required to treat each patient.
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using CPT codes, which are created and maintained by the AMA. The procedure performed to implant our device was previously described for billing purposes using a Category I CPT code (64568), which was used in conjunction with a temporary Category III CPT code (+0466T). At the October 2020 AMA CPT Editorial Panel meeting, the AMA approved the creation of new Category I CPT codes (64582, 64583, and 64584) to separately identify hypoglossal nerve stimulator services. A new Category I code (42975) was also approved for DISE, which is the final procedure to determine which patients are appropriate for Inspire therapy. These new codes went into effect on January 1, 2022.
Physician reimbursement under Medicare is based on a defined fee schedule, the Physician Fee Schedule, through which payment amounts are determined by the relative values of the professional service rendered. Medicare provides reimbursement to our hospital customers under the hospital outpatient prospective payment system ("HOPPS") which provides bundled amounts generally intended to reimburse the hospital for all facility costs related to procedures performed in the hospital outpatient setting. Under the HOPPS, the 2022 national average Medicare payment to the hospital for this procedure is $30,063, which is intended to cover the hospitals’ costs for the device and the implantation procedure. The 2022 ASC reimbursement rate is $24,828. The physician’s professional services are reimbursed separately under the Medicare Physician Fee Schedule. The 2022 national average physician fee for the implant (CPT code 64582) is $888. The 2022 average reimbursement rate for the DISE procedures is $115.
Reimbursement rates from commercial payors vary depending on the procedure performed, the commercial payor, contract terms, and other factors.
Commercial Payor and Government Program Coverage
A core pillar of our reimbursement strategy involves broadening our third-party payor coverage when possible. We continue to have active discussions with commercial payors to establish new and modify existing positive coverage policies by highlighting our compelling and robust clinical data, increased patient demand, and support from leading medical societies and key opinion leaders. We have been successful in obtaining prior authorization approvals from most commercial payors for the Inspire device and procedure. Historically, commercial payors approve prior authorization requests for approximately 70% of Inspire implants in the U.S. We estimate that the majority of patients who meet the FDA indication for Inspire therapy are covered by commercial insurance companies and we have secured coverage policies with virtually all major national commercial payors.
A number of small regional commercial payors currently consider hypoglossal nerve stimulation to be investigational, including procedures involving the Inspire system, and therefore do not have formal coverage policies, which presents an opportunity for incremental positive coverage development.
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
Prior Authorization Approval Process
A second pillar of our reimbursement strategy includes leveraging our market access team to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. We believe our market access team is highly effective in working with patients and physicians to obtain prior authorizations for our Inspire system including assisting with the appeals process. We have received multiple prior authorization approvals from all of the largest commercial payors, for example Anthem, Cigna, Blue Cross Blue Shield, United Healthcare, and Humana.
We believe we will continue to benefit from this efficient prior authorization process in the near-term and in the longer-term by expanding positive coverage policies. We intend to expand our market access team and increase the number of annual patient submissions as we grow our operations.
Reimbursement Outside of the U.S.
In Germany, the Institut für das Entgeltsystem im Krankenhaus ("InEK"), the German federal reimbursement agency, fully integrated Inspire therapy into the German hospital reimbursement system (“G-DRG”), effective January 1, 2021. The integration was done under conditions of a Zusatzentgelt (a supplemental fee or add-on payment scheme). The reimbursement for the procedure has two parts, a G-DRG fee plus an add-on payment called a ZE fee, in this case, ZE2021-187 Neurostimulatoren zur Hypoglossusnerv-Stimulation (Neurostimulators for hypoglossal nerve stimulation). The amount for the G-DRG is calculated annually by the InEK based on empirical cost data supplied by reference hospitals. The ZE fee is negotiated locally with each hospital, paid additionally and usually covers device fees for the Inspire system, additional procedural equipment, and service costs that are not included within the G-DRG. Before January 1, 2021, Germany’s reimbursement for the Inspire procedure was provided through Neue Untersuchungs-und Behandlungsmethoden ("NUB") Status 1 coverage. The NUB process allows for the introduction of new and innovative medical devices prior to reaching reimbursement eligibility and provides for a supplemental payment for new technologies in the German reimbursement system. NUB Status 1 is the highest of four levels and allowed for full reimbursement for our Inspire system. NUM reimbursement requires the negotiation of a respective agreement with the treating hospital and applies for a limited term. Under NUB Status 1, payors at these hospitals were obligated to cover the gaps in treatment costs for the Inspire system.
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
In Japan, Inspire therapy is paid for by Japan's National Health Insurance system, following coverage requirements established by the Ministry of Health, Labour and Welfare.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets. We continue to pursue permanent reimbursement in target markets across the Asia Pacific, including Australia, and Europe, including Belgium, France, Spain, the United Kingdom, and the Nordic region.
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
After our November 2007 inception and contemporaneous spin-off of the Inspire business from Medtronic, our primary focus was to requalify the Inspire II system and resume clinical trial activity. We completed a phase I feasibility trial along with a phase II dosing or patient selection trial in 2009. In 2011, we began our phase III pivotal STAR trial. The STAR trial was completed and published in the New England Journal of Medicine in January 2014 and we received PMA in April 2014. Additionally, we received a CE mark for commercialization in Europe in 2011.
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
Our next generation of the Inspire neurostimulator is in development, and we also have an active project to improve the physician programmer. Our Bluetooth® enabled patient remote control was approved by the FDA in December 2021. We have launched a cloud-based patient management system called Inspire Cloud, which allows physicians to monitor patient compliance and more efficiently coordinate patient care. In 2020, we launched the Inspire Sleep app for patients' smart phones. The first version of the app was an educational tool, and the second version interfaces with the Inspire Cloud and allows physicians to collect clinical data from patients directly. We continue to enhance the functionality of this app as part of our overall digital platform development.
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
We consider our primary competition to be other neurostimulation technologies designed to treat OSA, though we are currently the only such technology approved for commercialization in the U.S. by the FDA. Outside the U.S., we compete with LivaNova and Nyxoah. LivaNova, which markets an open-loop neurostimulation device, is currently conducting clinical trials of its device in the U.S. Nyxoah markets an open-loop bilateral hypoglossal nerve stimulation device in certain countries outside the U.S. and is conducting its first pivotal trial as it seeks FDA approval in the U.S. We believe other emerging businesses are in the early stages of developing neurostimulation devices or early-stage pharmaceutical approaches.

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
•product safety, efficacy, reliability, and durability;
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
Some other OSA treatments against which we compete, such as oral appliances, MMA, and UPPP, have a greater penetration into the OSA treatment market. Oral appliances and some other surgical treatments are better known to ENT physicians, sleep centers and the other physicians on whom we rely for referrals, but we believe physician awareness of our Inspire therapy is increasing.
We also compete with other medical technology companies to recruit and retain qualified sales, training and other personnel, including members of our in-house prior authorization team.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2021, we had rights to 44 issued U.S. patents, which will expire between 2022 and 2037 assuming all required fees are paid, 75 pending U.S. patent applications, 34 issued foreign patents, and 63 pending foreign patent applications. Our patents cover aspects of our current Inspire system and future product concepts. Some of the issued foreign patents and pending foreign patent applications preserve an opportunity to pursue patent rights in multiple countries.
There is no active patent litigation involving any of our patents and we have not received any notices of patent infringement.
As of December 31, 2021, we had 122 pending and registered trademark filings worldwide, some of which may apply to multiple countries.

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
We have experienced and continue to experience some minor supply disruptions during the COVID pandemic, but have managed to avoid any significant supply and inventory issues.
Government Regulation
Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in the European Economic Area ("EEA") and Japan, and in Australia (where our products are approved for sale but where we have not yet commercialized them). In the U.S., our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA") as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
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
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification or PMA. Under the FDCA, medical devices are classified into one of three classes-Class I, Class II, or Class III-depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the FCA's Quality System Regulation ("QSR"), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another legally marketed device that was cleared through the 510(k) process.
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
Our currently marketed Inspire products are Class III devices which have received PMA.
PMA Pathway
In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.
The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.
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
•refusing or delaying requests for 510(k) marketing clearance or PMAs of new products or modified products;
•withdrawing 510(k) clearances or PMAs that have already been granted;
•refusal to grant export or import approvals for our products; or
•criminal prosecution.
Foreign Regulation
In order for us to market our products in countries outside the U.S., we must obtain regulatory approvals or certifications and comply with extensive product and quality system regulations in other countries. These regulations, including the requirements for approvals, clearance or certifications and the time required for regulatory review, vary from country to country. Some countries have regulatory review processes that are substantially longer than U.S. processes. Failure to obtain regulatory approval or certification in a timely manner and meet all of the local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.
Regulation of Medical Devices in the European Union
The European Union (“EU”) has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.
Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive”), and Directive 90/385/EEC (“AIMDD”) which have been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). Our current certificates have been granted under the EU Medical Devices Directive and the AIMDD whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive and the AIMDD with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire.
Medical Devices Directive
In the EU, there is currently no premarket government review of medical devices. However, all medical devices placed on the EU market must meet the essential requirements, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner.
Compliance with the essential requirements is a prerequisite for European Conformity Marking (“CE mark”) without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the essential requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).
Medical Devices Regulation
On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive and the AIMDD, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.
The EU Medical Devices Regulation became effective on May 26, 2021. The new Regulation among other things:
•strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the EU Medical Devices Directive and the AIMDD) and reinforces surveillance once they are available;
•establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;
•imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.
Devices lawfully placed on the market pursuant to the EU Medical Devices Directive or the AIMDD prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”) specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive and the AIMDD continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive and the AIMDD continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient's, user's or other person's state of health or a serious public health threat. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.
The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein, and Iceland.
Brexit
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months, depending on the classification of the device, to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom (“UK”) Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. By July 1, 2023, in Great Britain, all medical devices will require a UKCA (“UK Conformity Assessed”) mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.
An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.
In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.
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
The time required to obtain clearance or certification required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.
Federal, State, and Foreign Fraud and Abuse Laws
In addition to FDA restrictions on marketing and promotion of drugs and devices, other federal, state, and foreign laws restrict our business practices. These laws include, without limitation, foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.
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
Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals. These laws, which vary between jurisdictions (thus making compliance more complex), may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for our products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs. Also, many U.S. states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.
Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. In the U.S., the federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or CHIP for payments and other transfers of value provided by them, directly or indirectly, to physicians, as defined by statute, certain other non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers must submit reports by the 90th day of each calendar year. Many EU member states have adopted national “Sunshine Acts” which impose similar reporting and transparency requirements (often on an annual basis) on certain drug, biologics and medical device manufacturers. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities.
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
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the General Data Protection Regulation (the "GDPR"), imposes strict requirements for processing the personal data of individuals within the European Economic Area, or the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act without specifically ruling on the constitutionality of the Affordable Care Act. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Seasonality
Historically, we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. In the U.S., we have experienced, and may in the future experience, higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. In the first quarter of each year in Germany, we have experienced reduced demand for our Inspire therapy as Neue Untersuchungs-und-Behandlungsmethoden ("NUB") coverage status is being determined and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy. Beginning January 1, 2021, Inspire therapy is fully integrated into the German hospital reimbursement system (“G-DRG”), and we therefore may experience less seasonal fluctuations in Germany although it may not eliminate them.
Human Capital
Employees
As of December 31, 2021, we had 485 employees, of which 459 are in the U.S., 25 are in Europe and one is in Japan. We increased the number of employees by 42% during 2021 to support the rapid growth of our business. Our internal promotion and progression rate was 15%, of which 60% were women and diverse employees. We continue to experience a minimal voluntary attrition rate of 6%, despite the market's strong competition for talent.
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
Culture of Respect and Inclusion
We strive to create a culture in which all employees feel heard, respected, and valued. All new employees participate in training focused on appropriate, respectful, and inclusive workplace behavior. In 2020, we created an engaging training initiative for all employees which encourages awareness of unconscious bias and microaggressions. Building on our 2020 program, we implemented sessions specifically for Inspire leaders in their roles to create respectful culture within their teams. The goals of these programs are to encourage broad and diverse viewpoints to achieve the best outcomes for our patients, healthcare providers, and employees, and to build awareness of how our own behaviors impact our colleagues.
Talent Management & Development
With our aggressive growth objectives, it is imperative that we have a strong pipeline of external candidates as well as opportunities for current employees to grow within our organization. To support these critical success factors, we have continued to invest in our talent acquisition group. In addition, we have created an internal Learning and Development organization to lead our development initiatives. To encourage further professional development of our employees, in 2022 we introduced a tuition reimbursement program for those pursuing a degree.
Through internal promotions, we proactively reorganized our U.S. sales team structure to execute continued rapid growth. To help support the expanded role of our leadership, we created a new leadership program specially designed to help our new leaders be successful in their expanded roles, as well as provide coaching opportunities for our leaders through external partners.
On an annual basis, our leadership team participates in a talent review and succession planning exercise to identify organizational needs, development opportunities, and potential future leaders. This enables us to identify the resources and skill sets needed to meet our growth objectives.
Compensation Philosophy to Drive High Performing Teams
Our human capital strategies, initiatives, and outcomes are reviewed on a regular basis with our board of directors ensuring alignment with the Company’s overall business strategies. We continue to evaluate all reward-related strategies to remain competitive externally and internally and ensure our rewards are aligned with our compensation philosophy. At the direction of the compensation committee of our board of directors, we continue to partner with a consulting firm to benchmark our peer group companies and other key companies from which we recruit talent. As a result of this analysis, we have implemented a number of changes to our rewards practices which allows us to maintain our competitiveness in the market.
We continue to believe strongly in providing employees the opportunity to participate as owners in the Company. This is done through equity programs such as the employee stock purchase program and the grant of stock options and restricted stock units. Additionally, we have incorporated a 401(k) employer match for all U.S.-based employees starting in 2022.
COVID-19 Health and Safety
COVID-19 continues to impact our employees, healthcare providers, and patients, which requires us to find creative and flexible strategies to address the effects. Our top priority is the health of our employees and their families while ensuring business continuity. Our safety practices align closely to the guidance set by the Centers for Disease Control and locally mandated regulations. We have continued with contact tracing of all potential or confirmed COVID-19 cases throughout our organization to minimize exposure to our employees as well as our external partners, and we have implemented a flexible work schedule to accommodate quarantine situations and the care of family members impacted by COVID-19.
Community Engagement
Throughout the year, Inspire engages in community programs which align with our Company values. Traditional means of community involvement, however, continue to be a challenge through the pandemic. Where feasible, we encourage employees to participate in local level in community service programs, including the American Heart Association's Twin Cities Heart Walk, and also companywide participation in the annual Toys for Tots campaign.
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
We have incurred net losses since our inception in 2007. For the years ended December 31, 2021, 2020, and 2019, we had net losses of $42.0 million, $57.2 million, and $33.2 million, respectively. As of December 31, 2021, we had an accumulated deficit of $279.4 million. To date, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility, the initial public offering of our common stock that closed in May 2018 ("IPO"), and the two follow-on offerings of our common stock that closed in December 2018 and April 2020 (our "follow-on offerings"). We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities.
We first commercialized our Inspire system in certain European markets in 2011, in the U.S. in 2014, and Japan in 2021 and therefore do not have a long history operating as a commercial company. Since 2011, our revenue has been derived, and we expect it to continue to be derived, primarily from sales of our Inspire system. Because of its recent commercial introduction, our Inspire system has limited product and brand recognition, particularly in new markets. In addition, demand for our Inspire system may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of our Inspire system, or from any products we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows.

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
We began selling our Inspire system in 2011 in certain European countries, in 2014 in the U.S., and in 2021 in Japan. Sales of our Inspire system accounted for primarily all of our revenue for the years ended December 31, 2021, 2020, and 2019. We expect that sales of our Inspire system will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by patients, physicians, and sleep centers, among others, of our Inspire therapy to treat moderate to severe OSA in patients who are unable to use or get consistent benefit from CPAP. Some physicians may have prior history with or a preference for other treatment options, such as positive airway pressure devices, surgical treatments or oral appliances, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with our Inspire therapy. Patients may not adopt our Inspire therapy if, among other potential reasons, their airway anatomy would not allow for effective treatment with Inspire therapy, they are reluctant to receive an implantable device as opposed to an alternative, non-implantable treatment, they are worried about potential adverse effects of our Inspire system, such as infection, discomfort from the stimulation or tongue soreness or weakness, or they are unable to obtain adequate third-party coverage or reimbursement for our Inspire therapy.
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
Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the U.S. and in international markets. In Europe, reimbursement is entirely regulated at the Member State level, varies significantly between countries, and member states are facing increased pressure to limit public healthcare spending. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have an adverse effect on our business, financial condition and results of operations, and impair our ability to grow our business.
Third-party payors who do not cover, or physicians who do not use, our Inspire system may require additional clinical data prior to adopting or maintaining coverage of our Inspire system.
Our success depends on physician and third-party payor acceptance of our Inspire therapy as an effective treatment option for patients with moderate to severe OSA. If physicians or payors do not find our body of published clinical evidence and data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for our products. Currently, there are several third-party payors that have determined upper airway neurostimulation to be experimental or investigational and therefore do not cover it at this time.
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
The medical technology industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have historically dedicated and will continue to dedicate significant resources to promoting their products or developing new products or methods to treat moderate to severe OSA. We consider our primary competition to be other neurostimulation technologies designed to treat OSA. Though we are currently the only such technology approved for commercialization in the

U.S. by the FDA, we currently compete outside the U.S. with LivaNova, which produces an open-loop neurostimulation device and is currently conducting clinical trials of its device in the U.S. We also compete outside the U.S. with Nyxoah, which markets a bilateral hypoglossal nerve stimulation device in certain countries outside the U.S., and is conducting its first pivotal trial as it seeks FDA approval in the U.S. We believe other emerging businesses are in the early stages of developing neurostimulation devices designed to treat OSA. In addition, we also compete, both within and outside of the U.S., with invasive surgical treatment options such as UPPP and MMA and, to a lesser extent, oral appliances, which are primarily used in the treatment of mild to moderate OSA.
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
We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. In 2020, a novel strain of coronavirus, SARS-CoV-2, and the resulting disease COVID-19, spread around the world and within the U.S. New variants of the virus have subsequently emerged, some of which have shown to be more contagious. The COVID-19 pandemic has negatively impacted our business, results of operations and financial condition by significantly decreasing and delaying the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy, and we expect the COVID-19 pandemic to continue to negatively impact our business, results of operations and financial condition. The number of Inspire therapy procedures performed, similar to other elective surgical procedures, decreased compared to pre-pandemic levels as health care organizations in the U.S. and globally have prioritized the treatment of patients with COVID-19. For example, substantially all of our Inspire therapy procedures were postponed beginning in the second week of March 2020 and numerous other cases, which received prior authorization approval, were not able to be scheduled and therefore were also postponed. Beginning in May 2020, surgical volumes began to increase steadily through the remainder of 2020, with most implanting centers performing procedures by October 2020. Resurgences of COVID-19 in various U.S. and European regions and Japan have, and may in the future, negatively impact our procedure volumes. Additionally, while procedural volume rates for elective surgeries generally returned to pre-pandemic levels in the U.S. and Europe by March 31, 2021, the COVID-19 pandemic continues to rapidly evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable. The COVID-19 pandemic will likely continue to adversely impact our procedure volumes. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, results of operations and financial condition while the pandemic continues. Further, if there are additional or reinstated government mandated or recommended cancellations of elective surgical procedures, this could create in the future a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking Inspire therapy procedures to be performed will have to navigate limited provider capacity. We believe this limited provider, hospital and ambulatory surgery center capacity could have a significant adverse effect on our business, results of operations and financial condition.
Numerous foreign, state and local jurisdictions have imposed, and others in the future may impose, ‘‘shelter-in-place’’ orders, quarantines, social distancing requirements, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Although such orders have been lifted, various disruptions remain ongoing. These disruptions have included, and future disruptions may also include, restrictions on our personnel and personnel of partners to travel and access customers for training and case support; inability of our suppliers to manufacture and test our Inspire therapy and its components and to deliver these on a timely basis, or at all; inventory shortages or obsolescence; delays in approvals or certifications by regulatory authorities or notified bodies; delays in ongoing preclinical trials; delays in operations at insurance agencies, which may impact timelines for the issuance of insurance coverage policies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; delays in growing or reductions in our sales team, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our Inspire system. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19, future waves of infection, and the actions to contain COVID-19 or treat its impact, among others.
While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Inspire systems sold after the pandemic has ended.
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
•obtain the necessary regulatory clearances, approvals or certifications for expanded indications, new products or product modifications;
•be fully FDA-compliant with marketing of new devices or modified products and be fully compliant with foreign requirements to market our new devices or modified products;
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
Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Such factors may include, for example, seasonal variations in our sales or required postponements of elective surgical procedures effected during a health crisis, as was the case with the COVID-19 pandemic. We generally experience and may in the future experience higher sales in the U.S. during the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. Additionally, in the first quarter of each year in Europe, we have historically experienced reduced demand for our Inspire therapy as NUB coverage status is being determined in Germany and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy. Beginning January 1, 2021, Inspire therapy was fully integrated into the German hospital reimbursement system (“G-DRG”), however this may not eliminate our seasonal fluctuations in Germany.
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
•our ability to obtain regulatory clearance, approval, or certification for any products in development or for our current products for additional indications or in additional countries outside the U.S.;
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
We began selling our Inspire system in certain European markets in 2011, in the U.S. in 2014, and in Japan in 2021. As a result, we have limited experience marketing and selling our Inspire system. We currently sell our Inspire system through a direct sales force that targets ENT physicians and sleep centers in the U.S. and Europe, and also utilize various direct-to-consumer marketing initiatives, including paid online search, radio, television, social media, and online videos. In Japan, we sell our products through a distributor. As of December 31, 2021, our direct sales and marketing organization, including reimbursement personnel, consisted of 363 employees, having increased from 47 employees as of December 31, 2016. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our Inspire system, our revenue may be adversely affected.
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
Sales in markets outside of the U.S. accounted for approximately 5.3%, 8.0%, and 10.2% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Our strategy is to increase our international presence in Europe, including Germany and the Netherlands, as well as other international markets, such as Japan and Australia, which may increase our revenue from markets outside the U.S. International sales are subject to a number of risks, including:
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
We primarily rely on our own direct sales force for our Inspire system, which may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.
We primarily rely on our own direct sales force, which as of December 31, 2021, covered 157 territories in the U.S. and 12 in Europe, to market and sell our Inspire system. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our Inspire system, which could have a material adverse effect on our business, financial condition, and results of operations.
We may be unable to manage our growth effectively.
Our past growth has provided, and our future growth may create, challenges for our organization. From December 31, 2016 to December 31, 2021, the number of our employees increased from 79 to 485. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures. If we fail to manage these challenges effectively, there may be an adverse effect on our business, financial condition, and results of operations.
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
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is cleared, approved, or certified for commercial sale by the FDA or foreign regulatory authorities or notified bodies and manufactured in facilities regulated by the FDA or an applicable foreign regulatory authority. Our Inspire system is designed to affect, and any future products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our Inspire system could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our Inspire system causes, or is alleged to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our Inspire system, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Factors such as Brexit, the COVID-19 pandemic and the U.S. election cycles have contributed to this volatility. These global economic conditions could result in a variety of risks to our business, including weakened demand for our Inspire system, and adversely impact our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
Failure of a key information technology system, process or site could have an adverse effect on our business.
We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing materials from suppliers, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. Our internal information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to damage or interruption from computer viruses, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. As a result of the COVID-19 pandemic, we and our third-party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Our third-party service providers and partners are also subject to these heightened risks. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, which could have an adverse effect on our business. Furthermore, any breach in our IT systems could lead to the unauthorized access, disclosure and use of non-public information, including information from our ADHERE patient registry or other patient information we create, receive, maintain or transmit, including with respect to our Inspire Cloud or the Inspire Sleep app, which is governed by HIPAA and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.
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

We rely on third-party distributors to effectively distribute our products in certain markets.
We depend or expect to depend in the future on qualified distributors for the marketing and selling of our products in certain markets, namely in Japan, Singapore, and Hong Kong. If our distributors fail to effectively market and sell our Inspire system in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires significant time and resources. To develop and expand our distribution, we may be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage, train or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, we may not achieve expected revenues or may have a reduction in revenue and our operating results, reputation and business would be harmed.
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
As we grow our international presence and global operations, we will have increasing obligations to comply with trade and economic sanctions and other restrictions imposed by the U.S., the European Union ("EU") and other governments and organizations. During the year ended December 31, 2021, approximately 5.3% of our total sales were made in EU member states and Japan. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act ("FCPA") and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). In addition, the U.K. Bribery Act of 2010 ("the Bribery Act") prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
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
As of December 31, 2021, we had $24.5 million of indebtedness outstanding under our credit facility with Oxford Finance LLC ("Oxford Finance"). In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot ensure that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.
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
A portion of our indebtedness bears interest at variable interest rates, primarily based on the London Inter-bank Offered Rate (“LIBOR”), which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Some tenors of LIBOR were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate, or SOFR, will become the market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations.
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
•the cost and timing of additional regulatory clearances, approvals or certifications;
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("the Code"), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") and its research and development credit carryforwards to offset future taxable income. We have not performed a detailed analysis to determine whether an ownership change has occurred. As of December 31, 2021, our gross federal NOL carryforward was $286.3 million. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.
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
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, customers, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.
In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Risks Related to Government Regulation
Our products and operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.
We and our products are subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance, approval, and certification; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.
The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA and foreign regulatory authorities enforce these regulatory requirements through periodic unannounced inspections. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances, approval, or certifications; withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.
We may not receive the necessary approvals or certifications for our future products or expanded indications, and failure to timely obtain necessary approvals or certifications for our future products or expanded indications would adversely affect our ability to grow our business.
An element of our strategy is to continue to upgrade our products, add new features and expand the indications and uses for our current products. In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive PMA from the FDA. In the process of obtaining PMA, which was required for our Inspire system, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
Modifications to products that are approved through a PMA application generally require FDA approval. PMA can be expensive, lengthy and uncertain. The process of obtaining a PMA is costly and more uncertain than the 510(k) clearance process used for lower risk devices. PMAs generally take from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA often requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business. Furthermore, even if we are granted regulatory approval, it may include significant limitations on the indicated uses for the device, which may limit the market for the device.
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
The FDA and other regulatory authorities or notified bodies outside the U.S. can delay, limit or deny approval or certification of a device for many reasons, including:

•our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory entity or notified body that our products are safe or effective for their intended uses;
•the disagreement of the FDA or the applicable foreign regulatory authority or notified body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;
•serious and unexpected adverse device effects experienced by participants in our clinical trials;
•the data from our pre-clinical studies and clinical trials may be insufficient to support approval or certification, where required;
•our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•the manufacturing process or facilities we use may not meet applicable requirements; and
•the potential for approval policies or regulations of the FDA or applicable foreign regulatory authorities to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance, approval or certification.
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
The EU landscape concerning medical devices recently evolved. On May 25, 2017, the EU Medical Devices Regulation entered into force, which repeals and replaces the Council Directive 93/42/EEC (the “EU Medical Devices Directive”) and Directive 90/385/EEC (“AIMDD”). Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive or the AIMDD prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.
Subject to the transitional provisions, in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces EU Medical Devices Directive and the AIMDD. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to our products, without which they cannot be sold or marketed in the EU. See — Government Regulation. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.

We must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation.
Modifications to our products may require us to obtain new PMAs or approvals of a PMA supplement, and if we market modified products without obtaining necessary approvals, we may be required to cease marketing or recall the modified products until required approvals are obtained.
Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Similar requirements may apply in foreign jurisdictions where we market our products. Any delay or failure in obtaining required approvals or certifications would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.
Even though we have obtained approval for the Inspire system, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of PMA. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. Similar requirements may apply in foreign jurisdictions where we market our products.
In addition, the PMA for our Inspire system was subject to several conditions of approval, including a post-market long-term study. Though we believe we have complied with these conditions to date, any failure to comply with the conditions of approval could result in the withdrawal of PMA and the inability to continue to market the device. Failure to conduct the required studies in accordance with institutional review board ("IRB") and informed consent requirements, or adverse findings in these studies, could also be grounds for withdrawal of approval of the PMA.
The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory approval or certification to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:
•untitled letters or warning letters;
•fines, injunctions, consent decrees and civil penalties;

•recalls, termination of distribution, administrative detention, or seizure of our products;
•customer notifications or repair, replacement or refunds;
•operating restrictions or partial suspension or total shutdown of production;
•delays in or refusal to grant our requests for future PMAs or foreign regulatory approvals or certifications of new products, new intended uses, or modifications to existing products;
•withdrawals or suspensions of our current PMA or foreign regulatory approvals or certifications, resulting in prohibitions on sales of our products;
•FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•criminal prosecution.
Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.
Our products must be manufactured in accordance with foreign, federal and state regulations, and we or any of our suppliers or third-party manufacturers could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.
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
Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA foreign requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or certifications; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s or applicable foreign regulatory authority's or notified body's refusal to grant pending or future clearances, approvals or certifications for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us or our employees.
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
If treatment guidelines for OSA changes or the standard of care for this condition evolves, we may need to redesign the applicable product and seek new approvals from the FDA. Our PMAs from the FDA are based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable, the clinical utility of one or more of our products could be diminished and our business could be adversely affected.

The misuse or off-label use of our Inspire system may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
Our Inspire system has been approved by the FDA for specific indications. We train our marketing personnel and direct sales force to not promote our Inspire system for uses outside of the FDA-approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our Inspire system off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our Inspire system off-label. Furthermore, the use of our Inspire system for indications other than those approved by the FDA, approved by any foreign regulatory authority or certified by a notified body, may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
If the FDA or any foreign regulatory authority determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.
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
Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA and foreign regulatory authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA and foreign regulatory authorities when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA and foreign regulatory authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device approval or certification, seizure of our products or delay in clearance, approval or certification of future products.
The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s and foreign regulatory bodies' authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.
Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities may require, or we may decide, that we will need to obtain new approvals for the device before we may market or distribute the corrected device. Seeking such approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA or foreign regulatory authority warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.
Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA or foreign regulatory authorities. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification to the FDA or foreign regulatory authorities. If the FDA or a foreign regulatory authority disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.
If we do not obtain and maintain international regulatory registrations, approvals or certifications for our products, we will be unable to market and sell our products outside of the U.S.
Sales of our products outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the approval of or certification by a specified body (e.g., notified bodies in Europe). Complying with foreign regulatory requirements, including obtaining registrations, approvals or certifications, can be expensive and time-consuming, and we may not receive regulatory approvals or certifications in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations, approvals or certifications, if required by other countries, may be longer than that required for FDA approval, and requirements for such registrations, clearances, approvals or certifications may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals or certifications before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations or certifications that we have received. If we are unable to maintain our authorizations or certifications in a particular country, we will no longer be able to sell the applicable product in that country.
Regulatory approval by the FDA does not ensure registration, clearance, approval or certification by regulatory authorities or notified bodies in other countries, and registration, clearance, approval or certification by one or more foreign regulatory authorities or notified bodies does not ensure registration, clearance, approval or certification by regulatory authorities or notified bodies in other foreign countries or by the FDA. However, a failure or delay in obtaining registration, regulatory clearance, approval or certification in one country may have a negative effect on the regulatory process in others.
Legislative or regulatory reforms in the U.S. or the EU may make it more difficult and costly for us to obtain regulatory clearances, approvals or certification for our products or to manufacture, market or distribute our products after clearance, approval or certification is obtained.
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
Similarly, the EU landscape concerning medical devices recently evolved. On May 25, 2017, the EU Medical Devices Regulation entered into force, which repeals and replaces the EU Medical Devices Directive and the AIMDD. See Part I, Item I, “Business – Government Regulation” for additional information on these reforms. These modifications are likely to have an effect on the way we conduct our business in the EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
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
•the federal Physician Payments Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program ("CHIP") to report annually to the DHHS Centers for Medicare and Medicaid Services ("CMS") information related to payments and other transfers of value to physicians (as defined by statute), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; and state laws related to insurance fraud in the case of claims involving private insurers.
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
In the conduct of our business, we process health-related and other personal information. The U.S. federal government and various states have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information of individuals. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively "HIPAA"), imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI.
Under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents.

Notification also must be made to the U.S. Department of Health and Human Services Office for Civil Rights, or OCR, and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
Further, the Federal Trade Commission (the "FTC") and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
We may also be subject to U.S. federal rules, regulations and guidance concerning data security for medical devices, including guidance from the FDA. State privacy and security laws vary from state to state and, in some cases, can impose more restrictive requirements than U.S. federal law. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to individuals for misuse of personal information. For example, the California Consumer Privacy Act of 2018 (the "CCPA") went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the "CPRA") recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
In Europe, we are subject to the requirements of the GDPR (and national laws implementing the GDPR) because we are “established” in certain EU countries and we are processing personal data of individuals located in the EU and EEA in the context of these establishments, as well as offering of goods to, and/or monitoring the behavior of, individuals in the EU and EEA in connection with our clinical investigations. The GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the EEA. If we do not comply with our obligations under the GDPR, we could be exposed to significant fines the greater of EUR 20 million or 4% of total global annual turnover for certain breaches. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in July 2020, the Court of Justice of the EU ("CJEU") limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results
Further, from January 1, 2021, we have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which may expose us to further compliance risk. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.
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
Since its enactment, there have been judicial, executive and Congressional challenges to the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act without specifically ruling on the constitutionality of the Affordable Care Act. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA") enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.
We expect additional state, federal, and foreign healthcare policies and reform measures to be adopted in the future, any of which could limit reimbursement for healthcare products and services or otherwise result in reduced demand for our Inspire system or additional pricing pressure and have a material adverse effect on our industry generally and on our customers. Any changes of, or uncertainty with respect to, future coverage or reimbursement rates could affect demand for our Inspire system, which in turn could impact our ability to successfully commercialize our Inspire system and could have a material adverse effect on our business, financial condition and results of operations.
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
The clinical trial process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes. If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the U.S. or foreign approval or certification, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.
We have obtained PMA for our Inspire system. In order to obtain PMA for a device, the sponsor must conduct well-controlled clinical trials designed to assess the safety and efficacy of the product candidate. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.
Successful results of pre-clinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, the FDA or foreign regulatory authorities or notified bodies may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance, approval or certification of our products. The data we collect from our pre-clinical studies and clinical trials may not be sufficient to support FDA clearance or approval or foreign approval or certification, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance, approval or certification to market our products.
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
Clinical trials are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. The clinical trials supporting the PMA application for our Inspire system involved 126 randomized patients. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals, clearances or certifications of new product lines, or for the approval of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events during that could adversely affect the costs, timing or successful completion of our clinical trials, including:
•we may be required to submit an IDE application or similar application to the FDA or a foreign regulatory authority, which must become effective prior to commencing human clinical trials, and the FDA or foreign regulatory authority may reject our IDE or similar application and notify us that we may not begin investigational trials;

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
•we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB or other review bodies and/or regulatory authorities for re-examination;
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
•approval policies or regulations of FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval or certification; and
•our current or future products may have undesirable side effects or other unexpected characteristics.
Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-

treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.
Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs and other reviewing bodies at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice requirements and other regulations. Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice ("GCP") requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study in accordance with GCP requirements or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the U.S. may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.
Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and efficacy of our system or any product we may develop in the future would prevent receipt of regulatory clearance, approval or certification and, ultimately, the commercialization of that product or indication for use. Even if our future products are cleared or approved in the U.S., commercialization of our products in foreign countries would require approval by regulatory authorities or certification by notified bodies in those countries. Approval and certification procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.
Disruptions at the FDA, other government agencies or notified bodies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA, foreign regulatory authorities and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies or notified bodies may also slow the time necessary for new medical devices and modifications to cleared or approved medical devices to be reviewed and/or cleared, approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown could prevent the timely review of our patent applications by the United States Patent and Trademark Office ("USPTO"), which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly fund our business.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic.
In the European Union (“EU”), notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down the designation process. Currently designated notified bodies have severe capacity constraints and are facing a large amount of requests for recertification of products under the MDR as a consequence of which review times have lengthened. This situation could significantly impact our ability to grow our business in the EU and EEA.
Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other regulatory authorities and notified bodies from conducting their regular inspections or audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
We own numerous issued patents and pending patent applications that relate to our system. As of December 31, 2021, we had rights to 44 issued U.S. patents, 34 issued foreign patents, 75 pending U.S. patent applications, and 63 pending foreign patent applications. Assuming all required fees are paid, issued U.S. patents owned by us will expire between 2022 and 2037.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal office is located in Golden Valley, Minnesota, where we lease approximately 70,000 square feet of office space. We lease this space under non-cancelable operating lease agreements that expire May 31, 2028, with options to renew for one additional period of five years. We intend to add new facilities as we grow and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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
Holders
As of February 7, 2022, there were approximately 17 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
None.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment Select Industry Index and (ii) the NYSE Composite for the period from May 3, 2018 (the date our common stock commenced trading on the NYSE) through December 31, 2021. The graph assumes an investment of $100 in our common stock at market close on May 3, 2018 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		2018		2019		2020		2021
Stock or Index	Ticker	5/3	12/31	6/30	12/31	6/30	12/31	6/30	12/31
Inspire	INSP	$100.00	$169.14	$242.79	$297.08	$348.36	$752.96	$773.66	$920.98
NYSE Composite	NYA	100.00	91.78	105.30	112.27	95.98	117.21	133.59	138.50
S&P Healthcare Equipment Select	SPSIHE	100.00	97.68	114.07	119.57	124.47	158.82	180.23	164.09

Item 6. [Reserved]

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
Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with OSA. Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the U.S. and Japan must have been confirmed to fail or be unable to tolerate positive airway pressure treatments, such as CPAP, and be 18 years of age or older, though there are no similar requirements for patients in Europe.
We sell our Inspire system to hospitals and ASCs in the U.S. and in select countries in Europe through a direct sales organization and we sell our Inspire system in Japan through a distributor. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive interest through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy. We increased the number of employees in our sales, marketing, and reimbursement organizations from 47 as of December 31, 2016 to 363 as of December 31, 2021.
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of February 15, 2022, we have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors ("MACs") published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met.
The procedure performed to implant our device was previously described for billing purposes using a Category I Current Procedural Terminology (“CPT”) code (64568), which was used in conjunction with a temporary Category III CPT code (+0466T). At the October 2020 American Medical Association (“AMA”) CPT Editorial Panel meeting, the AMA approved the creation of new Category I CPT codes (64582, 64583, and 64584) to separately identify hypoglossal nerve stimulator services. A new Category I code (42975) was also approved for Drug-Induced Sleep Endoscopy, which is the final procedure to determine which patients are appropriate for Inspire therapy. These new codes went into effect on January 1, 2022. With these approvals, a formal survey was conducted to determine the Medicare reimbursement levels assigned to each code and in November 2021 the final 2022 reimbursement rates were announced by the Centers for Medicare and Medicaid Services (“CMS”). The 2022 national average physician payments are approximately $888 for implantation of a hypoglossal nerve stimulator and approximately $115 for the DISE procedure. The 2022 rates of Medicare reimbursement to our hospital customers is approximately $30,063, an increase of 2% over the 2021 rate. The ASC reimbursement rate for 2022 is approximately $24,828, an increase of 2% over the 2021 rate.

Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in June 2018 and was formally added to the Japan National Health Insurance Payment Listing in June 2021. The first implants of Inspire therapy in Japan occurred in February 2022. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement in Australia.
For the year ended December 31, 2021, 94.7% of our revenue was derived in the U.S. and 5.3% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue.
Our marketing efforts during the first half of 2020 included refocused direct-to-consumer marketing strategies, which initially included a shift from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, and continuing through today, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. We continue to monitor the impacts of COVID-19 in each advertising market and may again change our advertising strategy on a market-by-market basis if needed. Further, our team has leveraged virtual tools, such as the new Inspire Sleep app released during the second quarter of 2020, to continue physician training and patient education. In January 2021, we began airing four new TV commercials and in January 2022, we purchased our first national television advertising spots and will begin airing more new TV commercials in the first quarter. We expect to continue to increase our digital and social media presence.
In early 2020, we started a call center concept, the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. As of December 31, 2021, approximately 550 of our U.S. centers were utilizing the ACP, up from approximately 180 centers at December 31, 2020. We plan to continue to increase the number of our U.S. centers using the ACP.
One of the many benefits of the ACP is the anecdotal feedback we are able to collect from patients during conversations with the ACP representatives. An example of this is the intelligence we have gathered that leads us to believe that we are beginning to see increased patient inquiries about Inspire as a result of the Philips Respironics CPAP recall. Following the recall announcement in July 2021, it took time for patients to learn about the recall, become educated about treatment alternatives and ultimately schedule an appointment with a healthcare provider to determine eligibility for an Inspire procedure. While we cannot quantify the impact from the recall, the feedback from ACP, as well as prior authorizations data and the Inspire app, all indicate increased patient flow as a result of the Philips recall. Looking ahead, we believe that there could be a sustained benefit to our business as a result of the recall.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We have experienced and continue to experience minor supply disruptions during the COVID pandemic, but have managed to avoid any significant supply and inventory issues. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. In the U.S., our products are shipped directly to our customers on a purchase order basis, primarily by a third-party vendor with a facility in Tennessee, although we do ship some products from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by a third-party vendor with a facility located in the Netherlands. Shipments of products to our Japanese distributor are handled from our facility in Minnesota. Customers do not have the right to return non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the year ended December 31, 2021, we generated revenue of $233.4 million with a gross margin of 85.7% and a net loss of $42.0 million, compared to revenue of $115.4 million with a gross margin of 84.7% and a net loss of $57.2 million for the year ended December 31, 2020, and revenue of $82.1 million with a gross margin of 83.4% and a net loss of $33.2 million for the year ended December 31, 2019. Our accumulated deficit as of December 31, 2021 was $279.4 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as Europe, Japan, and Australia. For example, in December 2021, we received FDA approval for our Bluetooth-enabled patient remote control. In the first quarter of 2021, we received FDA approvals for both a new Inspire physician programmer platform and an improved two-incision surgical implant procedure that eliminates one incision with a revised placement of the pressure sensing lead. In May 2021, we received CE Mark approval in Europe for the two-incision implant procedure. In April 2020, we received FDA approval for an expanded age-range for Inspire therapy to include 18 to 21 year old patients. Japan's MLHW approved Inspire therapy to treat moderate to severe OSA in June 2018 and was formally added to the Japan National Health Insurance Payment Listing in June 2021. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA.
We also continue to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. During 2021, we activated 259 centers bringing the total to 684 U.S. medical centers implanting Inspire therapy as of December 31, 2021. Driven by the more favorable reimbursement environment, we have increased our focus on adding ASCs. At the end of 2021, ASCs made up 22% of our total U.S. implanting centers, up from 16% at the end of 2020. Additionally, we created 50 new sales territories during 2021, bringing the total to 157 U.S. territories as of December 31, 2021.
Because of these and other factors, we expect to continue to incur net losses for the next several years, and we may require substantial additional funding, which may include future equity and debt financings.
COVID-19 Pandemic Update
Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic. In 2020, we experienced significant reduction in revenue and product sales, as our customers were negatively impacted by the decline in the volume of elective procedures that resulted from the global healthcare system’s response to COVID-19. As 2021 progressed, we observed a diminishing degree of COVID-related impacts to our reported revenue, although we believe there continues to be some adverse impact on our revenues. However, the extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and longevity of COVID-19 and its variants, the resurgence of COVID-19 in regions that have begun to recover from the initial impact of the pandemic, the impact of COVID-19 on economic activity, and the actions to contain its impact on public health and the global economy. For further information, refer to “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K.
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
We expect research and development expenses to increase in the future as we develop next generation versions of our Inspire system and continue to expand our clinical studies to further expand positive coverage policies from private commercial payors in the U.S. and enter into new markets including additional European countries and the Asia Pacific region. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses consist primarily of compensation for personnel, including base salaries, stock-based compensation expense and commissions related to our sales organization, finance, information technology, and human resource functions, as well as spending related to marketing, sales operations, and training and reimbursement personnel. Other SG&A expenses include training physicians, travel expenses, advertising, direct-to-consumer promotional programs, conferences, trade shows and consulting services, professional services fees, audit fees, insurance costs and general corporate expenses, including facilities-related expenses.
We expect SG&A expenses to continue to increase as we expand our commercial infrastructure to both drive and support our planned growth in revenue and as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. Additionally, we anticipate an increase in our stock-based compensation expense with grants of restricted stock units, stock options, and shares of our common stock purchased pursuant to our employee stock purchase plan.
Other Expense (Income), Net
Other expense (income) consists primarily of interest expense payable under our credit facility and interest income.

Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue	$233,394	$115,381	$118,013	102.3%
Cost of goods sold	33,279	17,623	15,656	88.8%
Gross profit	200,115	97,758	102,357	104.7%
Gross margin	85.7%	84.7%
Operating expenses:
Research and development	37,350	26,092	11,258	43.1%
Selling, general and administrative	202,615	127,874	74,741	58.4%
Total operating expenses	239,965	153,966	85,999	55.9%
Operating loss	(39,850)	(56,208)	16,358	(29.1)%
Other expense (income), net	2,120	880	1,240	140.9%
Loss before income taxes	(41,970)	(57,088)	15,118	(26.5)%
Income taxes	72	115	(43)	(37.4)%
Net loss	$(42,042)	$(57,203)	$15,161	(26.5)%
Revenue
Revenue increased $118.0 million, or 102.3%, to $233.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. These results reflect an increase in sales of our Inspire system of $114.9 million in the U.S. and an increase of $3.1 million outside of the U.S., primarily in Germany. Revenue growth was primarily due to increased market penetration in existing territories, expansion into new territories, increased physician and patient awareness of our Inspire system, as well as the impact of the COVID-19 pandemic, which, as discussed below, hindered our performance during fiscal 2020.
Beginning in March 2020, our revenue growth in the U.S. and Europe was impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations and treatments, or closing temporarily due to COVID-19. As a result, beginning in the second week of March 2020, substantially all of our Inspire therapy procedures were postponed and numerous other cases, which had received prior authorization, were not able to be scheduled and, therefore were also postponed. Beginning in May 2020, surgical volumes began to increase steadily through the remainder of 2020, with most implanting centers performing procedures by October 2020. During the year ended December 31, 2021, resurgences of COVID-19 in various U.S. and European regions, as well as Japan, disrupted our ability to access our clinician customers and their patients, although to a lesser extent than in the same prior year period as surgical volumes generally returned to pre-pandemic levels by the end of the first quarter of 2021.

Revenue information by region is summarized as follows:

	Year Ended December 31,
	2021		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$220,976	94.7%	$106,108	92.0%	$114,868	108.3%
Rest of world	12,418	5.3%	9,273	8.0%	3,145	33.9%
Total revenue	$233,394	100.0%	$115,381	100.0%	$118,013	102.3%
Revenue generated in the U.S. was $221.0 million for the year ended December 31, 2021, an increase of $114.9 million, or 108.3%, over the year ended December 31, 2020. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, expansion into new territories, increased physician and patient awareness of our Inspire system, as well as the widespread shutdown of elective surgical procedures in 2020. As noted above, U.S. revenue during both periods was negatively impacted by the COVID-19 pandemic.
Revenue generated in outside of the U.S. was $12.4 million in the year ended December 31, 2021, an increase of $3.1 million, or 33.9%, over the year ended December 31, 2020. Revenue growth was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, our first sales to our Japanese distributor, and increased physician and patient awareness of our Inspire system during the year ended December 31, 2021, as well as the widespread shutdown of elective surgical procedures in 2020. The remainder of our increased revenue was due to favorable exchange rates. As noted above, European revenue during both periods was negatively impacted by the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $15.7 million, or 88.8%, to $33.3 million for the year ended December 31, 2021 compared to $17.6 million for the year ended December 31, 2020. The increase was primarily due to product costs associated with higher sales volume of our Inspire system.
Gross margin was 85.7% for the year ended December 31, 2021 compared to 84.7% for the year ended December 31, 2020. Gross margin for the year ended December 31, 2021 was higher primarily due to higher sales volumes and manufacturing efficiencies.
Research and Development Expenses
Research and development expenses increased $11.3 million, or 43.1%, to $37.4 million for the year ended December 31, 2021 compared to $26.1 million for the year ended December 31, 2020. This change was primarily due to an increase of $5.9 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, $5.9 million for ongoing research and development costs, including ongoing development of the Inspire Cloud and the next generation Inspire system, somewhat offset by a $0.5 million decrease in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
SG&A expenses increased $74.7 million, or 58.4%, to $202.6 million for the year ended December 31, 2021 compared to $127.9 million for the year ended December 31, 2020. The primary driver of this change was an increase of $46.4 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $24.6 million, primarily consisting of direct-to-consumer initiatives, including new TV advertisements, which began airing in January 2021 and the expansion of our Advisor Care Program call center. During the first part of 2020, we initially refocused our direct-to-consumer marketing strategies by shifting from radio and TV in our larger markets that were affected by COVID-19 towards more digital and TV in smaller markets. During the second quarter of 2020, we resumed radio and TV initiatives in our larger markets as the impact of COVID-19 lessened in those areas. Further, our team leveraged virtual tools, including the new Inspire Sleep app released in the second quarter of 2020, and telemedicine to continue physician training and patient education. Other drivers of the change to SG&A expenses included an increase of $3.7 million primarily due to office rent, insurance costs, consulting fees and banking fees.
Other Expense (Income), Net
Other expense (income), net changed by $1.2 million, or 140.9%, to $2.1 million of expense for the year ended December 31, 2021 compared to $0.9 million of expense for the year ended December 31, 2020. This change was primarily due to a decrease of $1.0 million in interest income due to lower interest rates on our cash, cash equivalents and investments balances and a $0.3 million decrease in gains on investments and foreign currency translation.
Income Taxes
We recorded a $0.1 million provision for income taxes for the both of the years ended December 31, 2021 and 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For a discussion of our results of operations for the year ended December 31, 2020, including a year-to-year comparison between 2020 and 2019, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2020.
Liquidity and Capital Resources
As of December 31, 2021, we had cash, cash equivalents and investments of $224.4 million, a decrease of $10.0 million from $234.4 million as of December 31, 2020. Working capital totaled $227.2 million as of December 31, 2021, a decrease of $21.9 million from December 31, 2020. We define working capital as current assets less current liabilities. The decrease in working capital was primarily due to a $19.9 million decrease in cash, cash equivalents and short term investments, $9.9 million of which was used to support operations, and $10.0 million of which was moved into long term investments. Working capital also decreased with the movement of $9.2 million of our long-term debt into current liabilities, as the first principal payments become due in April 2022, as well as a $6.9 million increase in accrued expenses primarily due to accrued compensation, and a $4.5 million increase in accounts payable, generally due to our increased business volume year-over-year, increased headcount from the prior year and the costs to support the growth of our operations. The decrease in working capital was partially offset by an increase of $9.1 million in accounts receivable due to higher sales, an increase of $8.8 million in inventory balances which increased to meet increased sales and to establish safety stock to avoid inventory shortages in the event of COVID-related production or supply issues, and a $0.7 million increase in prepaid expense and other current assets.
We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of our Inspire system, borrowings under credit facilities and registered offerings of our common stock. At December 31, 2021, we had $24.5 million of outstanding borrowings under our credit facility and no borrowings remain available under this credit facility. We will begin paying principal payments on the borrowings in April 2022, and the scheduled maturity date of the facility is March 2024. We were in compliance with all covenants under the credit facility as of December 31, 2021. See Note 5 to our audited financial statements for additional information on our credit facility.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At December 31, 2021, we had $9.9 million of investments in U.S. government securities, and no investments with a contractual maturity over two years.

In 2021, our SG&A expenditures increased significantly over 2020 levels, and we anticipate further increases in 2022. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in fiscal 2022, primarily related to the ongoing development of the Inspire Cloud and the next generation Inspire system.
We spent $4.7 million on purchases of property and equipment in 2021, mainly on testing systems, production equipment, and tooling. We anticipate further capital expenditures in 2022, primarily for additional equipment and tooling.
We believe that our existing cash and cash equivalents and investments, which totaled $224.4 million as of December 31, 2021, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.
Beyond fiscal 2022, our cash requirements will depend extensively on the timing of market introduction, and extent of market acceptance of, our Inspire system. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry into new markets such as Australia and Singapore, and whether we make strategic acquisitions. We cannot accurately predict our long-term cash requirements at this time. Additionally, The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. We may seek additional sources of liquidity and capital resources through additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.
Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of December 31, 2021.

	As of December 31, 2021
($ in thousands)	Total	Fiscal 2022	After Fiscal 2022
Recorded contractual obligations:
Long-term debt principal payments(1)	$24,500	$9,188	$15,312
Operating leases(2)	10,999	725	10,274
Unrecorded contractual obligations:
Long-term debt interest and final payment fee payments(3)	3,295	1,651	1,644
Purchase obligations(4)	114,632	70,427	44,205
Total	$153,426	$81,991	$71,435
(1) Represents principal payments only. See Note 5 to our audited financial statements for additional information.
(2) See Note 4 to our audited financial statements.
(3) Variable interest is assumed at December 31, 2021 rates. Under the terms of the loan and security agreement, a final payment fee of 3.50% is due at the earlier of maturity or prepayment. This amount is included in the table above assuming the final payment is made at debt maturity in March 2024. See Note 5 to our audited financial statements for additional information.
(4) Primarily purchase obligations to suppliers for inventory.
As of December 31, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,119)	$(53,045)
Investing activities	29,139	86,627
Financing activities	14,948	134,065
Effect of exchange rate on cash	(19)	11
Increase in cash and cash equivalents	$23,949	$167,658
Operating Activities
Net cash used in operating activities was $20.1 million for 2021 and consisted of a net loss of $42.0 million, non-cash charges of $28.8 million, and increase in net operating assets of $6.9 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options to employees at a higher fair market value. The remainder of the non-cash charges included depreciation and amortization, non-cash lease expense, stock issued for services rendered, accretion of the debt discount, and amortization of the investment premium, and other, net. Operating assets includes inventories, which increased due to manufacturing of systems inventory to meet increased sales and to establish safety stock to avoid inventory shortages in the event of COVID-related production or supply issues. Operating assets also includes accounts receivable which increased due to higher sales, and prepaid expenses and other current assets which increased primarily due to prepaid insurance. Operating liabilities includes accrued expenses, which increased primarily due to accrued compensation, and accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations.

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
Investing Activities
Net cash provided by investing activities for 2021 was $29.1 million and consisted primarily of proceeds from sales or maturities of investments of $43.8 million, partially offset by purchases of investments of $10.0 million. Purchases of property and equipment of $4.7 million, mainly for manufacturing test systems, production equipment, and tooling, comprised the remainder of the investing activities.
Net cash provided by investing activities for 2020 was $86.6 million and consisted primarily of proceeds from sales or maturities of investments of $141.8 million, partially offset by purchases of investments of $52.7 million and purchases of property and equipment of $2.5 million.
Financing Activities
Net cash provided by financing activities was $14.9 million for 2021 and consisted of $11.5 million in proceeds from the exercise of stock options and $3.5 million in proceeds from the issuance of common stock from our employee stock purchase plan ("ESPP").

Net cash provided by financing activities was $134.1 million for 2020 and consisted primarily of $124.7 million in proceeds from our follow-on offering in April 2020. The remainder of the cash provided by financing activities resulted from $7.1 million in proceeds from the exercise of stock options and $2.4 million in proceeds from the issuance of common stock from our ESPP.
Critical Accounting Estimates
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
The following area requires management estimates, assumptions, and judgments:
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. We estimate the recoverability of our inventory by reference to internal estimates of future demands and product life cycles, including expiration of inventory prior to sale. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results. The net inventory balance was $17.2 million and $8.5 million as of December 31, 2021 and 2020, respectively. The reserve for excess and obsolete inventory was $0.3 million and $0.1 million as of December 31, 2021 and 2020, respectively.
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
Credit Risk
As of December 31, 2021 and 2020, our cash, cash equivalents, and investments were maintained with two financial institutions in the U.S. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. See Note 2 to our financial statements contained in this Annual Report on Form 10-K for additional information on our cash equivalents and available-for-sale marketable securities.
Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals in the U.S. and Europe, primarily in Germany. No single customer represented more than 10% of our accounts receivable as of December 31, 2021 or 2020.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Inspire Medical Systems, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2022 expressed an unqualified opinion thereon.
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

Inventory valuation reserves
Description of the Matter
At December 31, 2021, the Company’s net inventory balance was $17.2 million. As explained in Note 2 to the financial statements, the determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions.
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
To test the adequacy of the Company's inventory valuation reserve, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the estimation calculations and evaluating significant assumptions, specifically forecasted customer demand, technological and/or market obsolescence, and possible alternative uses. We evaluated management’s ability to accurately estimate the amount of excess and obsolete inventory by comparing actual inventory write-off activity in recent years to management’s prior year estimates of the inventory valuation reserve. We also audited management’s calculation of the inventory valuation reserve by testing the mathematical accuracy of the Company’s reserve calculation.

/s/Ernst & Young LLP
We have served as the Company's auditor since 2015.
Minneapolis, Minnesota
February 15, 2022

INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$214,467	$190,518
Investments, short-term	—	43,844
Accounts receivable, net of allowance for credit losses of $99 and $42, respectively	34,179	25,063
Inventories	17,231	8,479
Prepaid expenses and other current assets	2,660	1,965
Total current assets	268,537	269,869
Investments, long-term	9,938	—
Property and equipment, net	8,486	5,311
Operating lease right-of-use asset	7,919	5,805
Other non-current assets	204	204
Total assets	$295,084	$281,189
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,665	$7,209
Accrued expenses	20,454	13,516
Notes payable, current portion	9,188	—
Total current liabilities	41,307	20,725
Notes payable, non-current portion	15,799	24,746
Operating lease liability, non-current portion	8,796	5,886
Other non-current liability	134	85
Total liabilities	66,036	51,442
Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares authorized; 27,416,106 and 27,069,276 shares issued and outstanding at December 31, 2021 and 2020, respectively	27	27
Additional paid-in capital	508,465	467,038
Accumulated other comprehensive (loss) income	(55)	29
Accumulated deficit	(279,389)	(237,347)
Total stockholders' equity	229,048	229,747
Total liabilities and stockholders' equity	$295,084	$281,189

The accompanying notes are an integral part of these financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$233,394	$115,381	$82,050
Cost of goods sold	33,279	17,623	13,643
Gross profit	200,115	97,758	68,407
Operating expenses:
Research and development	37,350	26,092	12,839
Selling, general and administrative	202,615	127,874	90,465
Total operating expenses	239,965	153,966	103,304
Operating loss	(39,850)	(56,208)	(34,897)
Other expense (income):
Interest income	(125)	(1,092)	(3,801)
Interest expense	2,128	2,117	2,119
Other expense (income), net	117	(145)	(12)
Total other expense (income)	2,120	880	(1,694)
Loss before income taxes	(41,970)	(57,088)	(33,203)
Income taxes	72	115	40
Net loss	(42,042)	(57,203)	(33,243)
Other comprehensive loss:
Unrealized (loss) gain on investments	(84)	(73)	154
Total comprehensive loss	$(42,126)	$(57,276)	$(33,089)
Net loss per share, basic and diluted	$(1.54)	$(2.19)	$(1.40)
Weighted average common shares used to compute net loss per share, basic and diluted	27,262,979	26,073,418	23,804,452

The accompanying notes are an integral part of these financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	23,401,675	$23	$310,941	$(52)	$(146,913)	$163,999
Stock options and warrants exercised	669,719	1	1,139	—	—	1,140
Issuance of common stock	4,206	—	233	—	—	233
Issuance of common stock for employee stock purchase plan	31,750	—	1,355	—	—	1,355
Stock-based compensation expense	—	—	6,197	—	—	6,197
Other comprehensive income	—	—	—	154	—	154
Net loss	—	—	—	—	(33,243)	(33,243)
Balance at December 31, 2019	24,107,350	24	319,865	102	(180,156)	139,835
Stock options exercised	624,315	—	7,050	—	—	7,050
Issuance of common stock	3,378	—	294	—	—	294
Sale of common stock from follow-on public offering, net of offering expenses	2,300,000	3	124,651	—	—	124,654
Issuance of common stock for employee stock purchase plan	34,233	—	2,361	—	—	2,361
Stock-based compensation expense	—	—	12,817	—	—	12,817
Other comprehensive loss	—	—	—	(73)	—	(73)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	—	12	12
Net loss	—	—	—	—	(57,203)	(57,203)
Balance at December 31, 2020	27,069,276	27	467,038	29	(237,347)	229,747
Stock options exercised	323,860	—	11,476	—	—	11,476
Issuance of common stock	1,463	—	301	—	—	301
Issuance of common stock for employee stock purchase plan	21,507	—	3,472	—	—	3,472
Stock-based compensation expense	—	—	26,178	—	—	26,178
Other comprehensive loss	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(42,042)	(42,042)
Balance at December 31, 2021	27,416,106	$27	$508,465	$(55)	$(279,389)	$229,048

The accompanying notes are an integral part of these financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(42,042)	$(57,203)	$(33,243)
Adjustments to reconcile net loss:
Depreciation and amortization	1,218	840	495
Amortization (accretion) of investment premium (discount)	14	(22)	(983)
Accretion of debt discount	240	224	268
Non-cash lease expense	771	972	904
Stock-based compensation expense	26,178	12,817	6,197
Non-cash stock issuance for services rendered	301	294	233
Other, net	56	(89)	(143)
Changes in operating assets and liabilities:
Accounts receivable	(9,244)	(11,842)	(6,480)
Inventories	(8,752)	(2,645)	(3,167)
Prepaid expenses and other assets	(696)	416	(905)
Accounts payable	4,779	2,048	1,034
Accrued expenses and other liabilities	7,058	1,145	2,944
Net cash used in operating activities	(20,119)	(53,045)	(32,846)
Investing activities
Purchases of property and equipment	(4,668)	(2,455)	(2,739)
Purchases of investments	(9,993)	(52,721)	(178,074)
Proceeds from sales or maturities of investments	43,800	141,803	137,254
Net cash provided by (used in) investing activities	29,139	86,627	(43,559)
Financing activities
Payment of debt fees	—	—	(531)
Proceeds from the exercise of stock options and warrants	11,476	7,050	1,140
Proceeds from sale of common stock	—	124,654	—
Proceeds from the issuance of common stock from employee stock purchase plan	3,472	2,361	1,355
Net cash provided by financing activities	14,948	134,065	1,964
Effect of exchange rate on cash	(19)	11	13
Increase (decrease) in cash and cash equivalents	23,949	167,658	(74,428)
Cash and cash equivalents at beginning of year	190,518	22,860	97,288
Cash and cash equivalents at end of year	$214,467	$190,518	$22,860
Supplemental cash flow information
Cash paid for interest	$1,888	$1,893	$2,033
Change in property and equipment acquired but not yet paid	274	816	—

The accompanying notes are an integral part of these financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only United States ("U.S.") Food and Drug Administration ("FDA") approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. Inspire therapy received premarket approval ("PMA") from the FDA in April 2014 and has been commercially available in certain European markets since November 2011. Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in June 2018 and was formally added to the Japan National Health Insurance Payment Listing in June 2021. In August 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Australia.

2. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the year ended December 31, 2021 are not necessarily indicative of the operating results for any future periods.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

Investments
At December 31, 2021, our long-term investments consisted of U.S. government securities.. At December 31, 2020, our short-term investments consisted of commercial paper, corporate bonds, and U.S. government securities. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive (loss) income. We had $0.1 million of unrecognized loss and approximately $0 of unrecognized income in our accumulated other comprehensive (loss) income balance at December 31, 2021 and 2020, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense (income) in the statements of operations and comprehensive loss. For the years ended December 31, 2021 and 2020, we recognized $0 and $0.1 million of gains, net, respectively.
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
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than two years. For non-U.S. government securities, we use a discounted cash flow approach to calculate expected credit losses using estimated default rates based upon historical loss data, current conditions, as well as expectations of future economic conditions. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both December 31, 2021 and 2020.
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
Level 1 — Observable inputs, such as quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability.
Level 3 — Unobservable inputs that are supported by little or no market activities, which would require us to develop our own assumptions.
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
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of December 31, 2021 and 2020. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	December 31, 2021
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$189,369	$189,369	$—	$—
Total cash equivalents	189,369	189,369	—	—
Investments:
U.S. government securities	9,938	9,938	—	—
Total investments	9,938	9,938	—	—
Total cash equivalents and investments	$199,307	$199,307	$—	$—

	Fair Value Measurements as of
	December 31, 2020
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$179,389	$179,389	$—	$—
Total cash equivalents	179,389	179,389	—	—
Investments:
Commercial paper	13,275	—	13,275	—
Corporate bonds	6,540	—	6,540	—
U.S. government securities	24,029	24,029	—	—
Total investments	43,844	24,029	19,815	—
Total cash equivalents and investments	$223,233	$203,418	$19,815	$—
There were no transfers between levels during the years ended December 31, 2021 and 2020.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable.
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of December 31, 2021 and 2020, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms, and dispersion of our customer base. We generally do not require collateral, and losses on accounts receivable have historically not been significant.
Accounts Receivable and Allowance for Expected Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customer credit terms are established prior to shipment with the general standard being net 30 days. Collateral or any other security to support payment of these receivables generally is not required.
We recognize expected credit losses on accounts receivable in accordance with ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), which we adopted effective January 1, 2020 using the modified retrospective approach through a cumulative-effect adjustment to retained earnings. The adoption of ASU 2016-13 did not have a material impact on the amount and timing of credit losses recognized in our financial statements.
Each reporting period, we estimate the credit loss related to accounts receivable based on a migration analysis of accounts grouped by individual receivables delinquency status, and apply our historic loss rate adjusted for management's assumption of future market conditions. Any change in the allowance from new receivables acquired, or changes due to credit deterioration on previously existing receivables, is recorded in selling, general and administrative expenses. Write-offs of receivables considered uncollectible are deducted from the allowance. Specific accounts receivable are written-off once a determination is made that the amount is uncollectible. The write-off is recorded in the period in which the account receivable is deemed uncollectible. Recoveries are recognized when received and as a direct credit to earnings or as a reduction to the allowance for credit losses (which would indirectly reduce the loss by decreasing bad debt expense).
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis, and consisted of the following:

	December 31,
	2021	2020
Raw materials	$3,119	$892
Finished goods	14,112	7,587
Total inventories, net of reserves	$17,231	$8,479
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was $0.3 million and $0.1 million as of December 31, 2021 and 2020, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	December 31,
	2021	2020
Computer equipment and software	$1,397	$1,305
Manufacturing equipment	4,436	2,285
Other equipment	249	249
Leasehold improvements	281	192
Construction in process	5,175	3,125
Property and equipment, cost	11,538	7,156
Less: accumulated depreciation and amortization	(3,052)	(1,845)
Property and equipment, net	$8,486	$5,311
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $1.2 million, $0.8 million and $0.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during the years ended December 31, 2021, 2020, or 2019.
Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2021	2020
Payroll related	$17,655	$11,965
Interest	160	160
Product warranty liability	468	159
Current operating lease liability	312	—
Other accrued expenses	1,859	1,232
Total accrued expenses	$20,454	$13,516

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$159	$115	$21
Accruals of warranties issued	576	137	156
Settlements of warranty claims	(267)	(93)	(62)
Balance at the end of the period	$468	$159	$115
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, either upon shipment of the product or receipt of the product, depending on shipment terms. Our standard shipping terms are free on board shipping point, unless the customer requests that control and title to the inventory transfer upon delivery. In those cases where shipping and handling costs are billed to customers, we classify the amounts billed as a component of cost of goods sold.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $47.8 million, $26.4 million, and $18.0 million during the years ended December 31, 2021, 2020, and 2019, respectively.
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
Purchase Commitments
As of December 31, 2021, we had purchase commitments to suppliers for purchases totaling $114.6 million.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

3. Investments
Our investments are classified as available-for-sale and consist of the following:

	December 31, 2021
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Long-Term:
U.S. government securities	$9,993	$—	$(55)	$9,938
Long-term investments	$9,993	$—	$(55)	$9,938

	December 31, 2020
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$13,275	$—	$—	$13,275
Corporate bonds	6,543	—	(3)	6,540
U.S. government securities	23,997	32	—	24,029
Short-term investments	$43,815	$32	$(3)	$43,844
As of December 31, 2021 and 2020, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of December 31, 2021. At the end of each reporting period, we evaluate potential credit impairment on available-for-sale securities in an unrealized loss position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written-down, and a reversal out of the valuation allowance occurs.

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
Beginning December 1, 2020, in addition to base rent, we also pay our proportionate share of the operating expenses, as defined in the lease. These payments are made monthly, and are adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance. In conjunction with this lease, the landlord provided Inspire with a $0.6 million rent abatement and a refurbishment allowance in the amount of the cost of any leasehold improvements, not to exceed $1.1 million upon Inspire providing the necessary documentation evidencing the costs of the leasehold improvements that are completed by May 31, 2022. However, the lease allows us to allocate the refurbishment allowance against base rent instead of taking a tenant improvement reimbursement. At this time, we intend to allocate the full amount of the refurbishment allowance against base rent.
In August 2021, we entered into a new, non-cancelable operating lease agreement for approximately 25,000 square feet of additional corporate office space with our existing landlord. The initial lease term commenced on October 1, 2021 and expires May 31, 2028 with an option to renew for one additional period of five years at the then-prevailing market rate. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability when the lease commenced on October 1, 2021 as it is not reasonably certain of exercise.
Beginning October 1, 2021, in addition to base rent on the additional space, we also pay our proportionate share of the operating expenses, as defined in the lease. These payments are made monthly and will be adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance. In conjunction with this lease, the landlord provided a $0.2 million rent abatement and a refurbishment allowance in the amount of the cost of any leasehold improvements, not to exceed $0.4 million upon Inspire providing the necessary documentation evidencing the costs of the leasehold improvements that are completed by May 31, 2022. However, the lease allows us to allocate the refurbishment allowance against base rent instead of taking a tenant improvement reimbursement. At this time, we intend to allocate the full amount of the refurbishment allowance against base rent.
The following table presents the lease balances within the balance sheets:

	December 31,
	2021	2020
Right-of-use assets:
Operating lease right-of-use asset	$7,919	$5,805
Operating lease liabilities:
Accrued liabilities	312	—
Operating lease liability, non-current portion	8,796	5,886
Total operating lease liabilities	$9,108	$5,886
The cost components of our operating leases were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$1,125	$1,035	$1,021
Variable lease cost	1,001	72	29
Total lease cost	$2,126	$1,107	$1,050

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

Variable lease costs consist primarily of taxes, insurance and common area maintenance costs on our current corporate office leases, the first of which commenced December 1, 2020, and our prior corporate office lease, which expired March 31, 2019.
Maturities of our lease liability for our operating lease are as follows as of December 31, 2021:

2022	$725
2023	1,777
2024	1,830
2025	1,885
2026	1,941
Thereafter	2,841
Total undiscounted lease payments	10,999
Less: imputed interest	(1,891)
Present value of lease liability	$9,108
As of December 31, 2021, the remaining lease term on both operating leases was 6.4 years and the weighted average discount rate was 5.3%. The operating cash outflows from our operating leases were $0.1 million, $1.0 million, and $1.0 million for the years ended December 31, 2021 and 2020, and 2019, respectively.

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
In March 2019, we amended the loan and security agreement. The amendment modified the terms of the loan and security agreement to: (1) extend the interest-only date from March 1, 2020 to April 1, 2022 and extend the maturity date from February 1, 2022 to March 1, 2024; (2) reduce the final payment percentage from 5.50% to 3.50%; (3) modify the basic rate to be a per annum rate of interest (based on a year of 360 days) equal to the sum of (i) the greater of (A) the 30 day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (B) 2.50%, plus (ii) 5.10%; provided, however, under no circumstances will the basic rate be less than 7.60%; (4) provide a mechanism for determining an alternative interest rate to replace the U.S. LIBOR rate upon the occurrence of certain circumstances; and (5) revise the prepayment fee to be between 1.00% and 3.00% of the principal amount, depending on the timing of any prepayment. Upon closing the amendment to the loan and security agreement, payment of the previously accrued final payment under the credit facility was required.
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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of December 31, 2021.
Expected future principal payments for the credit facility are as follows:

Year ending December 31:
2022	$9,188
2023	12,250
2024	3,062
Total expected future principal payments	$24,500

6. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. As of December 31, 2021, we had not made contributions since inception. Beginning January 1, 2022, we elected to begin making voluntary matching contributions to the plan. We match 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock.

7. Stockholders' Equity and Stock-Based Compensation
Preferred Stock
We have 10,000,000 shares of authorized preferred stock. As of December 31, 2020 and 2021, no preferred stock had been issued.
Stock-Based Compensation Plans
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

The purpose of the 2018 Plan is to promote the interest of our company and our stockholders by aiding in attracting and retaining employees, officers, consultants, independent contractors, and directors capable of assuring the future success of our business and to afford such persons an opportunity to acquire a proprietary interest in our company. The board of directors may amend, alter, suspend, discontinue, or terminate the 2018 Plan at any time with the approval of our stockholders. A total of 1,386,809 shares of common stock were initially reserved for issuance under the 2018 Plan, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 739,631 shares, b) 4% of the shares outstanding on the final day of the immediately preceding fiscal year and c) such smaller number of shares as determined by the board of directors. As of December 31, 2021, there were 3,250,937 shares reserved for issuance under the 2018 Plan, of which 1,272,049 shares were available for issuance.
The following table presents the components and classification of stock-based compensation expense recognized for stock options and RSUs granted under the 2017 Plan, the 2018 Plan and under our Employee Stock Purchase Plan (the "ESPP"):

	Year Ended December 31,
	2021	2020	2019
Stock options	$24,703	$11,823	$5,699
Restricted stock units	105	—	—
Employee stock purchase plan	1,370	994	498
Total stock-based compensation	$26,178	$12,817	$6,197

Cost of goods sold	$341	$170	$121
Research and development	4,419	1,931	689
Selling, general and administrative	21,418	10,716	5,387
Total stock-based compensation	$26,178	$12,817	$6,197
Stock Options
Options are granted at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options granted to employees include a four-year service period and 25% vest after the first year of service and the remainder vest in equal monthly installments over the next 36 months of service. The stock options granted to the board of directors vest in one or three equal annual installments, in each case subject to the director's continuous services through the applicable vesting date. The stock options have a contractual life of ten years.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	2,745,156	$12.64	7.4	$81,453
Granted	809,454	$67.43
Exercised	(664,617)	$1.71		$35,305
Forfeited/expired	(45,829)	$36.39
Outstanding at December 31, 2019	2,844,164	$30.41	7.9	$124,585
Granted	703,838	$159.67
Exercised	(624,315)	$11.29		$54,821
Forfeited/expired	(66,123)	$44.57
Outstanding at December 31, 2020	2,857,564	$66.09	7.9	$351,626
Granted	228,302	$215.34
Exercised	(323,860)	$35.44		$58,360
Forfeited/expired	(115,771)	$118.85
Outstanding at December 31, 2021	2,646,235	$80.41	7.1	$397,015
Exercisable at December 31, 2021	1,518,096	$41.97	6.2	$285,546
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The total grant date fair value of options vested during the year was $23.9 million, $11.1 million and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2025 related to unvested employee and non-employee director stock options is $67.5 million which we expect to recognize over a weighted average period of 2.4 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.
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
The fair value of options granted to employees and directors during the years ended December 31, 2021, 2020, and 2019 was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Expected volatility	54.9 - 55.9%	42.3 - 49.3%	43.1 - 50.6%
Risk-free interest rate	0.79 - 1.44%	0.36 - 1.42%	1.39 - 2.63%
Dividend yield	—%	—%	—%
Weighted average fair value	$113.71	$73.93	$30.69
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
A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2020	—	$—	$—
Granted	2,275	$201.51
Unvested at December 31, 2021	2,275	$201.51	$524
There were no RSUs granted prior to 2021. The aggregate intrinsic value of RSUs outstanding was based on our closing stock price on the last trading day of the period. As of December 31, 2021, there was $0.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a period of 3.1 years.

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
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. During the year ended December 31, 2021, 21,507 shares were purchased under the ESPP, utilizing $3.5 million of employee contributions. As of December 31, 2021, 744,596 shares were available for future issuance under the ESPP.

8. Income Taxes
Due to our cumulative net loss position, a valuation allowance has been required to be established for all deferred tax assets as of December 31, 2021, 2020, and 2019.
The components of our provision for income taxes are as follows:

	December 31,
	2021	2020	2019
Current
United States	$23	$70	$—
Foreign	49	45	40
Total current	72	115	40
Total provision for income taxes	$72	$115	$40
The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	4.0	3.6	4.3
Stock-based compensation	18.1	8.0	3.9
Research and development ("R&D") tax credit	3.3	1.4	1.0
Other	0.4	(0.1)	(0.6)
Change in valuation allowance	(47.0)	(34.1)	(29.7)
Total	(0.2)%	(0.2)%	(0.1)%

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

Significant components of net deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$71,445	$58,150
R&D tax credits	6,257	3,761
R&D expenditures, capitalized for tax	1,505	1,846
Interest expense carryforward	757	252
Accruals and other	2,092	1,200
Depreciation and amortization	62	167
Lease asset	2,277	1,444
Stock-based compensation	4,543	1,770
Other comprehensive loss	14	—
Total deferred tax assets	88,952	68,590
Deferred tax liabilities:
Depreciation	(59)	—
Lease liability	(1,980)	(1,424)
Other comprehensive income	—	(7)
Total deferred tax liabilities	(2,039)	(1,431)
Net deferred tax assets	86,913	67,159
Valuation allowance	(86,913)	(67,159)
	$—	$—
Deferred income taxes reflect the tax effects of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2021, our gross federal net operating loss carryforwards of $286.3 million will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $198.2 million will begin to expire in 2023. We also have gross R&D credit carryforwards of $6.7 million as of December 31, 2021 which will expire at various dates beginning in 2033.
Utilization of the net operating loss carryforwards and R&D credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar state provisions. We have not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership would limit our utilization of the net operating losses and R&D credits and could be triggered by subsequent sales of securities by us or our stockholders.
Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence and cumulative losses, we believe it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until we have sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $19.8 million and $19.5 million during the years ended December 31, 2021 and 2020, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

The changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
	2021	2020	2019
Balance beginning of the year	$85	$40	$—
Increase in balances related to current year tax positions	49	—	40
Increase in balances related to prior year tax positions	—	45	—
Balance end of the year	$134	$85	$40
We file income tax returns in the applicable jurisdictions. The 2018 to 2020 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.
Our policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in our statements of operations and comprehensive loss. There was no interest or penalties accrued at December 31, 2021 and 2020.

9. Segment Reporting and Revenue Disaggregation
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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization, and in Japan through a distributor. Revenue by geographic region is as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$220,976	$106,108	$73,660
All other countries	12,418	9,273	8,390
Total revenue	$233,394	$115,381	$82,050
All of our long-lived assets are located in the U.S.

10. Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share as all of the following potentially dilutive shares were antidilutive in those periods.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share amounts)

The following common stock-based awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Common stock options outstanding	2,646,235	2,857,564	2,844,164
Unvested restricted stock units	2,275	—	—
Total	2,648,510	2,857,564	2,844,164

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Inspire Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Inspire Medical Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Inspire Medical Systems, Inc. as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 15, 2022 expressed an unqualified opinion thereon.
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
/s/Ernst & Young LLP
Minneapolis, Minnesota
February 15, 2022

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information as of December 31, 2021, regarding our common stock that may be issued under the Inspire Medical Systems, Inc. 2007 Incentive Award Plan, as amended (the "2007 Plan”), the Inspire Medical Systems, Inc. 2017 Incentive Award Plan, as amended (the “2017 Plan”), the Inspire Medical Systems, Inc. 2018 Incentive Award Plan (the “2018 Plan”) and the Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2007 Plan (1)	524,026	$1.46	—
2017 Plan (1)	145,596	$9.59	—
2018 Plan (2)	1,978,888	$106.56	1,272,049
2018 ESPP (3)	—	$—	744,596
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,648,510	$80.41	2,016,645
(1)    The 2007 Plan terminated in accordance with its terms on November 28, 2017; however, outstanding stock options may continue to be exercised in accordance with their terms. In connection with our IPO, we adopted the 2018 Plan and do not make grants or awards under the 2017 Plan.

(2)    Pursuant to the terms of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan automatically increases on each January 1, until and including January 1, 2028, by an amount equal to the lesser of (a) 739,631 shares, (b) 4% of the number of shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year, and (c) such smaller number of shares as is determined by our board of directors. The weighted average exercise price is calculated without taking into account restricted stock that will become issuable, without any cash consideration or other payment, as vesting requirements are achieved.
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
Other
The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is Ernst & Young LLP, Minneapolis, MN, Auditor Firm ID: 42.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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
(3)    Exhibits
The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018
3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018
4.1	Form of Certificate of Common Stock	S-1	333-224176	4.1	4/23/2018
4.2	Fifth Amended and Restated Investor Rights Agreement, dated October 25, 2016, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.2	4/6/2018
4.3	Amendment No. 1 to Fifth Amended and Restated Investor Rights Agreement, dated April 20, 2018, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.3	4/23/2018
4.6	Description of Capital Stock	10-K	001-38468	4.6	2/25/2020
10.1	Assignment and License Agreement, dated as of November 28, 2007, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.1	4/6/2018
10.2	First Amendment to Assignment and License Agreement, dated as of February 4, 2010, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.2	4/6/2018
10.3	Loan and Security Agreement, dated as of August 7, 2015, by and between Inspire Medical Systems, Inc. and Oxford Finance LLC	S-1	333-224176	10.3	4/6/2018
10.4	First Amendment to Loan and Security Agreement, dated as of February 24, 2017, by and between Inspire Medical Systems, Inc. and Oxford Finance LLC	S-1	333-224176	10.4	4/6/2018
10.5	Second Amendment to the Loan and Security Agreement, dated as of March 27, 2019, by and between Inspire Medical Systems, Inc. and Oxford Finance LLC.	8-K	001-38468	10.1	3/29/2019
10.6†	2007 Stock Incentive Plan, as amended	S-1	333-224176	10.6	4/6/2018
10.7†	Form of Incentive Stock Option Agreement pursuant to 2007 Stock Incentive Plan	S-1	333-224176	10.7	4/6/2018
10.8†	2017 Stock Incentive Plan, as amended	S-1	333-224176	10.8	4/6/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9†	Form of Incentive Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.9	4/6/2018
10.10†	Form of Non-Statutory Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.10	4/6/2018
10.11†	Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.11	4/23/2018
10.12†	Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.12	4/23/2018
10.13†	Form of Restricted Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	10-K	001-38468	10.13	2/24/2021
10.14†	Form of Performance Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan					*
10.15†	Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan	S-1	333-224176	10.13	4/23/2018
10.16†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Timothy Herbert	S-1	333-224176	10.15	4/23/2018
10.17†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Randy Ban	S-1	333-224176	10.17	4/23/2018
10.18†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Richard Buchholz	S-1	333-224176	10.19	4/23/2018
10.19†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Steven Jandrich	S-1	333-224176	10.21	4/23/2018
10.20†	Employment Agreement between the Company and Philip Ebeling	8-K	001-38468	10.1	6/8/2020
10.21†	Employment Agreement between the Company and Bryan Phillips	10-K	001-38468	10.20	2/24/2021
10.22†	Form of Indemnification Agreement between Inspire Medical Systems, Inc. and its directors and officers	S-1	333-224176	10.23	4/6/2018
10.23†	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy	10-Q	001-38468	10.1	8/3/2021
21.1	Subsidiaries of Inspire Medical Systems, Inc.					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Inspire Medical Systems, Inc.
Date:	February 15, 2022	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2022.

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