Form 10-Q
period 2022-03-31
Inspire Medical Systems, Inc.
filed 2022-05-03
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 26, 2022, the registrant had 27,591,115 shares of common stock, $0.001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions, including, but not limited to:
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
•United States Food and Drug Administration or other United States or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;
•our ability to establish and maintain intellectual property protection for our Inspire therapy and system or avoid claims of infringement;
•risks related to our common stock; and
•other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
INSPIRE MEDICAL SYSTEMS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$203,291	$214,467
Accounts receivable, net of allowance for credit losses of $99 and $99, respectively	34,544	34,179
Inventories	22,198	17,231
Prepaid expenses and other current assets	2,444	2,660
Total current assets	262,477	268,537
Investments, long-term	9,796	9,938
Property and equipment, net	9,334	8,486
Operating lease right-of-use asset	7,659	7,919
Other non-current assets	454	204
Total assets	$289,720	$295,084
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,022	$11,665
Accrued expenses	13,896	20,454
Notes payable, current portion	12,250	9,188
Total current liabilities	43,168	41,307
Notes payable, non-current portion	12,798	15,799
Operating lease liability, non-current portion	8,553	8,796
Other non-current liabilities	146	134
Total liabilities	64,665	66,036
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 27,568,004 and 27,416,106 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	28	27
Additional paid-in capital	521,308	508,465
Accumulated other comprehensive loss	(198)	(55)
Accumulated deficit	(296,083)	(279,389)
Total stockholders' equity	225,055	229,048
Total liabilities and stockholders' equity	$289,720	$295,084
The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$69,382	$40,352
Cost of goods sold	10,004	5,981
Gross profit	59,378	34,371
Operating expenses:
Research and development	11,870	8,154
Selling, general and administrative	63,564	41,906
Total operating expenses	75,434	50,060
Operating loss	(16,056)	(15,689)
Other expense (income):
Interest income	(34)	(57)
Interest expense	527	523
Other expense, net	45	38
Total other expense	538	504
Loss before income taxes	(16,594)	(16,193)
Income taxes	100	23
Net loss	(16,694)	(16,216)
Other comprehensive loss:
Unrealized loss on investments	(143)	(20)
Total comprehensive loss	$(16,837)	$(16,236)
Net loss per share, basic and diluted	$(0.61)	$(0.60)
Weighted average common shares used to compute net loss per share, basic and diluted	27,517,268	27,144,361

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	27,416,106	$27	$508,465	$(55)	$(279,389)	$229,048
Stock options exercised	151,186	1	3,086	—	—	3,087
Vesting of restricted stock units	569	—	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(205)	—	(43)	—	—	(43)
Issuance of common stock	348	—	79	—	—	79
Stock-based compensation expense	—	—	9,721	—	—	9,721
Other comprehensive loss	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	(16,694)	(16,694)
Balance at March 31, 2022	27,568,004	$28	$521,308	$(198)	$(296,083)	$225,055

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	27,069,276	$27	$467,038	$29	$(237,347)	$229,747
Stock options exercised	133,421	—	3,550	—	—	3,550
Issuance of common stock	376	—	73	—	—	73
Stock-based compensation expense	—	—	5,997	—	—	5,997
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,216)	(16,216)
Balance at March 31, 2021	27,203,073	$27	$476,658	$9	$(253,563)	$223,131

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(16,694)	$(16,216)
Adjustments to reconcile net loss:
Depreciation and amortization	359	234
(Accretion) amortization of investment (discount) premium	(1)	30
Accretion of debt discount	62	58
Non-cash lease expense	260	171
Stock-based compensation expense	9,721	5,997
Non-cash stock issuance for services rendered	79	73
Other, net	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(382)	3,381
Inventories	(4,967)	(2,905)
Prepaid expenses and other current assets	216	356
Accounts payable	5,520	1,477
Accrued expenses and other liabilities	(6,921)	(3,049)
Net cash used in operating activities	(12,748)	(10,401)
Investing activities
Purchases of property and equipment	(1,215)	(1,321)
Purchases of other investments	(250)	—
Net cash used in investing activities	(1,465)	(1,321)
Financing activities
Proceeds from the exercise of stock options	3,087	3,550
Taxes paid on net share settlement of restricted stock units	(43)	—
Net cash provided by financing activities	3,044	3,550
Effect of exchange rate on cash	(7)	2
Decrease in cash and cash equivalents	(11,176)	(8,170)
Cash and cash equivalents at beginning of period	214,467	190,518
Cash and cash equivalents at end of period	$203,291	$182,348
Supplemental cash flow information
Cash paid for interest	$466	$466
Change in property and equipment acquired but not yet paid	284	1,209

The accompanying notes are an integral part of these unaudited financial statements.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only United States ("U.S.") Food and Drug Administration ("FDA") approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. Inspire therapy received premarket approval ("PMA") from the FDA in 2014 and has been commercially available in certain European markets since 2011. Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in 2018 and was formally added to the Japan National Health Insurance Payment Listing in 2021. In 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Australia.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial reporting and as required by the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, the results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. For a complete discussion of our significant accounting policies and other information, the unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Cash and Cash Equivalents
We consider all highly liquid securities, readily convertible to cash, that have original maturities of 90 days or less from the date of purchase to be cash equivalents. The carrying amount reported in the balance sheets for cash is cost, which approximates fair value.
Foreign Currency
Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Foreign currency transaction gains and losses are included in other expense, net, in the statements of operations and comprehensive loss. Assets and liabilities of foreign operations are remeasured at period-end exchange rates with the impacts of foreign currency remeasurement recognized in other expense, net in the statements of operations and comprehensive loss.
Investments
At both March 31, 2022 and December 31, 2021, our long-term investments consisted of U.S. government securities. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive loss. We had $0.2 million and $0.1 million of unrecognized loss in accumulated other comprehensive loss at March 31, 2022 and

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
December 31, 2021, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense, net in the statements of operations and comprehensive loss. For both of the three months ended March 31, 2022 and 2021, we recognized $0 of realized gains, net.
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than two years. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both March 31, 2022 and December 31, 2021.
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
Level 1: Observable inputs, such as quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2: Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability.
Level 3: Unobservable inputs that are supported by little or no market activities, which would require us to develop our own assumptions.
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
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of March 31, 2022 and December 31, 2021. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	March 31, 2022
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$189,379	$189,379	$—	$—
Total cash equivalents	189,379	189,379	—	—
Investments:
U.S. government securities	9,796	9,796	—	—
Total investments	9,796	9,796	—	—
Total cash equivalents and investments	$199,175	$199,175	$—	$—

	Fair Value Measurements as of
	December 31, 2021
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$189,369	$189,369	$—	$—
Total cash equivalents	189,369	189,369	—	—
Investments:
U.S. government securities	9,938	9,938	—	—
Total investments	9,938	9,938	—	—
Total cash equivalents and investments	$199,307	$199,307	$—	$—
There were no transfers between levels during the periods ended March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable.
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the balance sheets. However, as of March 31, 2022 and December 31, 2021, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$5,342	$3,119
Finished goods	16,856	14,112
Total inventories, net of reserves	$22,198	$17,231
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was $0.4 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	March 31, 2022	December 31, 2021
Computer equipment and software	$1,500	$1,397
Manufacturing equipment	5,238	4,436
Other equipment	311	249
Leasehold improvements	281	281
Construction in process	5,415	5,175
Property and equipment, cost	12,745	11,538
Less: accumulated depreciation and amortization	(3,411)	(3,052)
Property and equipment, net	$9,334	$8,486
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and operating lease right-of-use asset and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the three months ended March 31, 2022 or 2021.
Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Payroll related	$10,565	$17,655
Interest	160	160
Product warranty liability	438	468
Operating lease liability, current portion	673	312
Other accrued expenses	2,060	1,859
Total accrued expenses	$13,896	$20,454
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$468	$159
Accruals of warranties issued	11	178
Settlements of warranty claims	(41)	(71)
Balance at the end of the period	$438	$266
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
Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of restricted stock units ("RSUs"), performance stock units ("PSUs"), and non-statutory and incentive stock options to employees, and RSUs, PSU's, and non-statutory stock options to consultants and directors. We also offer an employee stock purchase plan ("ESPP") which allows participating employees to purchase shares of our common stock at a discount through payroll deductions. We have not granted any stock-based awards to our consultants.
We recognize equity-based compensation expense for awards of equity instruments based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation ("ASC 718"). ASC 718 requires all equity-based compensation awards, including grants of RSUs, PSUs, and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model and the fair value of RSUs and PSUs is equal to the closing price of our common stock on the grant date. The fair value of each purchase under the employee stock purchase plan is estimated at the beginning of the offering period using the Black-Scholes option pricing model.
Stock-based compensation expense is recognized on a straight-line basis over the vesting term for stock options and RSUs, and over the vesting and performance period based on the probability of achieving the performance objectives for PSUs. We account for award forfeitures as they occur.
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $15.5 million and $9.0 million during the three months ended March 31, 2022 and 2021, respectively.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Leases
Operating leases are included in operating lease right-of-use ("ROU") asset, accrued expenses, and operating lease liability – non-current portion in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of our incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments, and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheets.
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
Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share as all potentially dilutive shares consisting of outstanding stock options, unvested RSUs and PSUs, and shares issuable under our employee stock purchase plan were antidilutive in those periods.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
3. Investments
Our investments are classified as available-for-sale and consist of the following:

	March 31, 2022
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Long-Term:
U.S. government securities	$9,994	$—	$(198)	$9,796
Long-term investments	$9,994	$—	$(198)	$9,796

	December 31, 2021
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Long-Term:
U.S. government securities	$9,993	$—	$(55)	$9,938
Long-term investments	$9,993	$—	$(55)	$9,938
As of March 31, 2022 and December 31, 2021, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of March 31, 2022. At the end of each reporting period, we evaluate potential credit impairment on available-for-sale securities in an unrealized loss position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written-down, and a reversal out of the valuation allowance occurs.

4. Leases
We lease approximately 70,000 square feet of office space for our corporate headquarters under non-cancelable operating leases. The leases expire May 31, 2028 with options to renew for one additional period of five years at the then-prevailing market rate. The exercise of the lease renewal options are at our sole discretion and were not included in the lease term for the calculation of the ROU asset and lease liability when the leases commenced as they were not reasonably certain of exercise.
In addition to base rent, we also pay our proportionate share of the operating expenses, as defined in the leases. These payments are made monthly and adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance. In conjunction with the leases, the landlord agreed to provide total rent abatement of $2.3 million.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
The following table presents the lease balances within the balance sheets:

	March 31, 2022	December 31, 2021
Right-of-use assets:
Operating lease right-of-use asset	$7,659	$7,919
Operating lease liabilities:
Accrued expenses	673	312
Operating lease liability, non-current portion	8,553	8,796
Total operating lease liabilities	$9,226	$9,108
As of March 31, 2022, the remaining lease term was 6.2 years and the weighted average discount rate was 5.3%. The operating cash outflows from our operating leases were less than $0.1 million for both of the three-month periods ended March 31, 2022 and 2021.

5. Long-Term Debt
In March 2019 we amended our $24.5 million term loan and security agreement, which we refer to as our credit facility. The debt was interest only until April 1, 2022 and matures on March 1, 2024. The basic interest rate is the 30-day U.S. LIBOR rate, subject to a floor of 7.60%. The agreement provides a mechanism for determining an alternative interest rate to replace the U.S. LIBOR rate upon the occurrence of certain circumstances. In addition to the principal and interest payments, we are required to pay a final payment fee of 3.50% on all amounts outstanding, which is being accreted using the effective interest rate method over the term of the credit facility and shall be due at the earlier of maturity or prepayment. Borrowings are prepayable at our option in whole, subject to a prepayment fee of 1.00%. As of March 31, 2022, we had $24.5 million outstanding under our credit facility.
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
Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the loan and security agreement. We were in compliance with the affirmative and restrictive covenants as of March 31, 2022.

6. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. Beginning January 1, 2022, we elected to begin making voluntary matching contributions to the plan. We match 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock. Discretionary contributions to the plan totaled $0.7 million for the three months ended March 31, 2022.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
7. Stock-Based Compensation
We adopted the 2007 Stock Incentive Plan (the "2007 Plan") in November 2007, which terminated in accordance with its terms in November 2017; however, the outstanding stock options may continue to be exercised in accordance with their terms. Immediately following the termination of the 2007 Plan, we adopted the 2017 Stock Incentive Plan (the "2017 Plan"), which contains substantially similar terms and conditions as the 2007 Plan. Upon the IPO, no further grants were made under the 2017 Plan and we adopted the 2018 Stock Incentive Plan (the "2018 Plan").
The purpose of the 2018 Plan is to promote the interest of our company and our stockholders by aiding in attracting and retaining employees, officers, consultants, independent contractors, and directors capable of assuring the future success of our business and to afford such persons an opportunity to acquire a proprietary interest in our company. The board of directors may amend, alter, suspend, discontinue, or terminate the 2018 Plan at any time with the approval of our stockholders. A total of 1,386,809 shares of common stock were initially reserved for issuance under the 2018 Plan, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 739,631 shares, b) 4% of the shares outstanding on the final day of the immediately preceding fiscal year and c) such smaller number of shares as determined by the board of directors. As of March 31, 2022, there were 3,953,906 shares reserved for issuance under the 2018 Plan, of which 1,605,667 shares were available for issuance.
The following table presents the components and classification of stock-based compensation expense:

	Three Months Ended
	March 31,
	2022	2021
Stock options	$7,761	$5,657
Restricted stock units	565	19
Performance stock units	1,010	—
Employee stock purchase plan	385	321
Total stock-based compensation expense	$9,721	$5,997

Cost of goods sold	$124	$79
Research and development	1,767	1,040
Selling, general and administrative	7,830	4,878
Total stock-based compensation expense	$9,721	$5,997
Stock-based compensation expense is recognized on a straight-line basis over the vesting term for stock options and RSUs, and over the performance period based on the probability of achieving the performance objectives for PSUs, and is reduced by actual forfeitures as they occur. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,646,235	$80.41	7.1	$397,015
Granted	281,554	$228.40
Exercised	(151,186)	$20.74		$29,820
Forfeited/expired	(13,388)	$160.44
Outstanding at March 31, 2022	2,763,215	$98.37	7.3	$437,730
Exercisable at March 31, 2022	1,510,689	$49.56	6.3	$312,906
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options.
As of March 31, 2022, the amount of unearned stock-based compensation to be expensed from now through the year 2026 related to unvested employee and non-employee director stock options is $94.2 million, which we expect to recognize over a weighted average period of 2.5 years.
We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model using the fair market value of our common stock on the date of grant and a number of other assumptions. These assumptions include estimates regarding the expected term of the awards, estimates of the stock volatility over a duration that approximates the expected term of the awards, estimates of the risk-free rate, and estimates of expected dividend rates.
The fair value of options granted to employees and non-employee directors was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2022	2021
Expected term (years)	6.25	6.25
Expected volatility	56.6 - 56.9%	55.2 - 55.7%
Risk-free interest rate	1.75 - 2.40%	0.79 - 1.4%
Expected dividend yield	0.0%	0.0%
Weighted average fair value	$125.75	$109.27

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
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally include a three-year service period and vest in equal installments on each anniversary of the date of grant, provided the employee remains continuously employed with the Company.
A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2021	2,275	$201.51	$524
Granted	59,496	$230.60
Vested	(569)	$201.51
Forfeited	(417)	$227.53
Unvested at March 31, 2022	60,785	$229.80	$15,603
The fair value of the RSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of RSUs outstanding was based on our closing stock price on the last trading day of the period. As of March 31, 2022, there was $13.4 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.9 years.
Performance Stock Units
During the quarter ended March 31, 2022, the Company granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to a pre-established goal for the three-year period ending December 31, 2024. The expense is recorded on a straight-line basis over the requisite service period based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goal associated with PSU grants is assessed each reporting period. The number of shares earned at the end of the three-year period will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance condition is not met or not expected to be met, any compensation expense recognized associated with the grant will be reversed.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2021	—	$—	$—
Granted	78,351	$227.53
Unvested at March 31, 2022	78,351	$227.53	$20,112
There were no PSUs granted prior to 2022. The fair value of the PSUs is equal to the closing price of our common stock on the grant date. As of March 31, 2022, there was $23.1 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a period of approximately 3.0 years.
Employee Stock Purchase Plan
Our employee stock purchase plan ("ESPP") allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all of our U.S.-based full-time employees. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The plan provides for six-month purchase periods, beginning on January 1 and July 1 of each calendar year.
A total of 277,362 shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing on January 1, 2019 and ending on and including January 1, 2028, by an amount of shares equal to the lesser of: a) 184,908 shares, b) 1% of the shares outstanding on the final day of the immediately preceding calendar year and c) such smaller number of shares as the board of directors may determine. As of March 31, 2022, 929,504 shares were available for future issuance under the ESPP. The current purchase period under the ESPP began on January 1, 2022 and ends June 30, 2022.

8. Income Taxes
At both March 31, 2022 and December 31, 2021, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $0.1 million and $0.0 million in the three months ended March 31, 2022 and 2021, respectively. The nominal income tax expense in those periods reflects minimal state income tax expense and an accrual for uncertain tax benefits.
As of December 31, 2021, our gross federal net operating loss carryforward was $286.3 million, which will expire at various dates beginning in 2028. In addition, net operating loss carryforwards for state income tax purposes of $198.2 million that include net operating losses will begin to expire in 2023. We also have gross research and development credit carryforwards of $6.7 million as of December 31, 2021, which will expire at various dates beginning in 2033.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
We had $0.1 million of gross unrecognized tax benefits as of each of March 31, 2022 and December 31, 2021.
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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization, and in Japan through a distributor. Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2022	2021
United States	$66,426	$37,769
All other countries	2,956	2,583
Total revenue	$69,382	$40,352
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
The following common stock-based awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive:

	March 31,
	2022	2021
Common stock options outstanding	2,763,215	2,750,375
Unvested restricted stock units	60,785	2,275
Unvested performance stock units	78,351	—
Shares issuable under the ESPP	5,435	5,785
Total	2,907,786	2,758,435

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
11. Subsequent Event
On April 27, 2022, Inspire invested $10.0 million in a minority interest of the private company EnsoData, Inc. This investment is intended to support the advancement of our digital health platform.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, such as information with respect to our plans and strategy for our business and the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial condition on our business, financial results and financial condition includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of May 3, 2022, we have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors ("MACs") published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met.
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
Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in 2018 and was formally added to the Japan National Health Insurance Payment Listing in 2021. The first implant of Inspire therapy in Japan occurred in February 2022. In 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement in Australia.
For the three months ended March 31, 2022, 95.7% of our revenue was derived in the U.S. and 4.3% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue during the three months ended March 31, 2022.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended March 31, 2022, we generated revenue of $69.4 million with a gross margin of 85.6% and had a net loss of $16.7 million compared to revenue of $40.4 million with a gross margin of 85.2% and a net loss of $16.2 million for the three months ended March 31, 2021. Our accumulated deficit as of March 31, 2022 was $296.1 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries and the Asia Pacific region. For example, in December 2021, we received FDA approval for our Bluetooth-enabled patient remote control. In the first quarter of 2021, we received FDA approvals for both a new Inspire physician programmer platform and an improved two-incision surgical implant procedure that eliminates one incision with a revised placement of the pressure sensing lead. In May 2021, we received CE Mark approval in Europe for the two-incision implant procedure. Japan's MLHW approved Inspire therapy to treat moderate to severe OSA in 2018 and was formally added to the Japan National Health Insurance Payment Listing in 2021. In 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA.
Our direct-to-consumer marketing includes the use of social media platforms such as Facebook, Google ad placements, and radio and television commercials. In January 2021, we began airing television commercials and in January 2022, we purchased our first national television advertising spots and began airing new TV commercials. The objective of this outreach is to bring patients to our website, where they can find educational materials and videos on sleep apnea and the use and benefits of our Inspire therapy, contact information for physicians and clinical sites, and information regarding community awareness events. Further, our team leverages the Inspire Sleep app for patient education. We expect to continue to increase our direct-to-consumer activities.
In early 2020, we started a call center concept, the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. As of March 31, 2022, approximately 600 of our U.S. centers were utilizing the ACP, up from approximately 550 centers at December 31, 2021. We plan to continue to increase the number of our U.S. centers using the ACP.
One of the many benefits of the ACP is the anecdotal feedback we are able to collect from patients during conversations with the ACP representatives. An example of this is the intelligence we have gathered that leads us to believe that we are beginning to see increased patient inquiries about Inspire as a result of the Philips Respironics CPAP recall. Following the recall announcement in July 2021, it took time for patients to learn about the recall, become educated about treatment alternatives and ultimately schedule an appointment with a healthcare provider to determine eligibility for an Inspire procedure. While we cannot quantify the impact from the recall, the feedback from the ACP, as well as prior authorizations data and the Inspire Sleep app, all indicate increased patient flow as a result of the Philips recall. Long term, we believe that there could be a sustained benefit to our business as a result of the recall.
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S. and European sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. During the three months ended March 31, 2022, we created 17 new U.S. sales territories, bringing the total to 174 U.S. territories as of March 31, 2022. During that same period, we also activated 74 centers, and deactivated 25 inactive centers, bringing the total to 733 U.S. medical centers implanting Inspire therapy as of March 31, 2022. At March 31, 2022, ASCs made up 22% of our total U.S. implanting centers, consistent with December 31, 2021 .
Because of these and other factors, we may continue to incur net losses for the next several years, and we may require substantial additional funding, which may include future equity and debt financings.
COVID-19 Pandemic Update
Our business, operations, and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic. In 2020, we experienced significant reduction in revenue and product sales, as our customers were negatively impacted by the decline in the volume of elective procedures that resulted from the global healthcare system’s response to COVID-19. During the quarter ended March 31, 2021, resurgences of COVID-19 in various U.S. and European regions disrupted our ability to access our clinician customers and their patients, although surgical volumes generally returned to pre-pandemic levels by the end of the quarter. As 2021 progressed, we observed a diminishing degree of COVID-related impacts to our reported revenue. During the quarter ended March 31, 2022, resurgences of COVID-19 in various U.S. and European regions again impacted our revenue, although, as in the first quarter of 2021, surgical volumes generally returned to pre-pandemic levels by the end of the quarter. We believe there continues to be some adverse impact on our revenues. However, the extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and longevity of COVID-19 and its variants, the resurgence of COVID-19 in regions that have begun to recover from the initial impact of the pandemic, the impact of COVID-19 on economic activity, and the actions to contain its impact on public health and the global economy.
To date, we have not experienced significant disruptions to our supply chain network as a result of the COVID-19 pandemic. We have also not reduced our capital expenditures and are continuing to invest in research and development, however, we may determine to allocate resources differently due to impacts of the COVID-19 pandemic.

Components of Our Results of Operations
Revenue
We derive primarily all of our revenue from the sale of our Inspire system to hospitals and ASCs in the U.S., select countries in Europe, and Japan. We recognize revenues from sales of our Inspire system when the customer obtains control of the product, which occurs at a point in time, either upon shipment of the product or receipt of the product, depending on shipment terms.
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
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and we expect it will continue to be affected by a variety of factors, including manufacturing costs, the average selling price of our Inspire system, the implementation of cost-reduction strategies, inventory obsolescence costs, which generally occur when new generations of our Inspire system are introduced, and to a lesser extent the sales mix between the U.S., Europe, and Japan as our average selling price in the U.S. tends to be higher than in Europe and Japan. Our gross margin may increase slightly to the extent our production volumes increase and we receive discounts on the costs charged by our contract manufacturers, thereby reducing our per unit costs. On the other hand, our gross margin may decrease slightly to the extent our materials and labor prices increase due to supply chain issues and inflation, thereby increasing our per unit costs. However, our gross margin may also fluctuate from quarter to quarter due to seasonality.
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
We expect SG&A expenses to continue to increase as we expand our commercial infrastructure to both drive and support our planned growth in revenue and as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. Additionally, we anticipate an increase in our stock-based compensation expense with grants of stock options, restricted stock units, performance stock units, and shares of our common stock purchased pursuant to our employee stock purchase plan.
Other Expense
Other expense consists primarily of interest expense payable under our credit facility, realized losses on foreign currency, and interest income.
Seasonality
Historically, we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. In the U.S., we have experienced, and may in the future experience, higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. Alternatively, in the first quarter, many U.S. patients' insurance deductibles reset, requiring more out-of-pocket costs, which negatively impacts our sales during this period. In Germany, we have experienced reduced demand for our Inspire therapy in the first quarter of each year as Neue Untersuchungs-und-Behandlungsmethoden ("NUB") coverage status is being determined and as hospitals are establishing their budgets pertaining to allocation of funds to purchase our Inspire therapy. Beginning January 1, 2021, Inspire therapy is fully integrated into the German hospital reimbursement system (“G-DRG”), and we therefore may experience less seasonal fluctuations in Germany although it may not eliminate them.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$69,382	$40,352	$29,030	71.9%
Cost of goods sold	10,004	5,981	4,023	67.3%
Gross profit	59,378	34,371	25,007	72.8%
Gross margin	85.6%	85.2%
Operating expenses:
Research and development	11,870	8,154	3,716	45.6%
Selling, general and administrative	63,564	41,906	21,658	51.7%
Total operating expenses	75,434	50,060	25,374	50.7%
Operating loss	(16,056)	(15,689)	(367)	2.3%
Other expense, net	538	504	34	6.7%
Loss before income taxes	(16,594)	(16,193)	(401)	2.5%
Income taxes	100	23	77	334.8%
Net loss	$(16,694)	$(16,216)	$(478)	2.9%
Revenue
Revenue increased $29.0 million, or 71.9%, to $69.4 million for the three months ended March 31, 2022 compared to $40.4 million for the three months ended March 31, 2021. These results reflect an increase in sales of our Inspire system of $28.6 million increase in the U.S. and an increase of $0.4 million outside of the U.S., primarily in Germany. Revenue growth was primarily due to increased market penetration in existing territories, expansion into new territories, and increased physician and patient awareness of our Inspire system.
During both of the quarters ended March 31, 2021 and March 31, 2022, resurgences of COVID-19 in various U.S. and European regions disrupted our ability to access our clinician customers and their patients, although surgical volumes generally returned to pre-pandemic levels by the end of each quarter.
Revenue information by region is summarized as follows:

	Three Months Ended March 31,
	2022		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$66,426	95.7%	$37,769	93.6%	$28,657	75.9%
All other countries	2,956	4.3%	2,583	6.4%	373	14.4%
Total revenue	$69,382	100.0%	$40,352	100.0%	$29,030	71.9%
Revenue generated in the U.S. was $66.4 million for the three months ended March 31, 2022, an increase of $28.6 million, or 75.9%, compared to the three months ended March 31, 2021. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, expansion into new territories, and increased physician and patient awareness of our Inspire system. As noted above, U.S. revenue during both periods was negatively impacted by the COVID-19 pandemic.

Revenue generated outside of the U.S. was $3.0 million in the three months ended March 31, 2022, an increase of $0.4 million, or 14.4%, compared to the three months ended March 31, 2021. Revenue growth was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, and increased physician and patient awareness of our Inspire system, and sales to our Japanese distributor. Revenue growth was somewhat offset by unfavorable exchange rates. As noted above, revenue outside of the U.S. during both periods was negatively impacted by the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $4.0 million, or 67.3%, to $10.0 million for the three months ended March 31, 2022 compared to $6.0 million for the three months ended March 31, 2021. The increase was primarily due to product costs associated with higher sales volume of our Inspire system.
Gross margin increased to 85.6% for the three months ended March 31, 2022 compared to 85.2% for the three months ended March 31, 2021. Gross margin for the three months ended March 31, 2022 was higher primarily due to increased sales volume and manufacturing efficiencies.
Research and Development Expenses
Research and development expenses increased $3.7 million, or 45.6%, to $11.9 million for the three months ended March 31, 2022 compared to $8.2 million for the three months ended March 31, 2021. This change was primarily due to an increase of $1.9 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense and $1.8 million for ongoing research and development costs, including ongoing development of the Inspire Cloud and the next generation Inspire system.
Selling, General and Administrative Expenses
SG&A expenses increased $21.7 million, or 51.7%, to $63.6 million for the three months ended March 31, 2022 compared to $41.9 million for the three months ended March 31, 2021. The primary driver of this change was an increase of $12.5 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $7.1 million, primarily consisting of direct-to-consumer initiatives, including new national TV advertisements, which began airing in January 2022, and the expansion of our Advisor Care Program call center. Other drivers of the change to SG&A expenses included an increase in travel expenses of $1.3 million, and an increase in general corporate costs of $0.8 million primarily due to office rent expense, insurance costs, computer equipment and software, and consulting fees.
Other Expense
Other expense was $0.5 million for both of the three months ended March 31, 2022 and March 31, 2021.
Income Taxes
We recorded a provision for incomes taxes of approximately $0.1 million for both of the three months ended March 31, 2022 and March 31, 2021.

Liquidity and Capital Resources
As of March 31, 2022, we had cash, cash equivalents and available-for-sale securities of $213.1 million, a decrease of $11.3 million from $224.4 million as of December 31, 2021. Working capital totaled $219.3 million as of March 31, 2022, a decrease of $7.9 million from December 31, 2021. We define working capital as current assets less current liabilities. The decrease in working capital was primarily due to a $11.2 million decrease in cash and cash equivalents which was used to support operations. Working capital also decreased with a $5.4 million increase in accounts payable, generally due to our business volume and headcount growth from the prior year; the movement of $3.1 million of our long-term debt into current liabilities, as the first principal payments became due in April 2022; and a $0.2 million decrease in prepaid expense and other current assets. The decrease in working capital was partially offset by a decrease of $6.6 million in accrued expenses primarily due to accrued compensation paid during the first quarter of 2022, an increase of $5.0 million in inventory balances which grew to meet higher sales and to establish safety stock to avoid inventory shortages in the event of COVID-related production or supply issues, and an increase of $0.4 million in accounts receivable due to higher sales.
We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of our Inspire system, borrowings under credit facilities and registered offerings of our common stock. At March 31, 2022, we had $24.5 million of outstanding borrowings under our credit facility and no borrowings remain available under this credit facility. We began paying principal payments on the borrowings in April 2022, and the scheduled maturity date of the facility is March 2024. We were in compliance with all covenants under the credit facility as of March 31, 2022.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At March 31, 2022, we had $189.4 million in money market funds and $9.8 million of investments in U.S. government securities, and no investments with a contractual maturity over two years.
In the three months ended March 31, 2022, our SG&A expenditures increased significantly over the prior year period levels, and we anticipate further increases in 2022. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in fiscal 2022, primarily related to the ongoing development of the Inspire Cloud and the next generation Inspire system.
We spent $1.2 million on purchases of property and equipment in three months ended March 31, 2022, mainly on testing systems and production equipment. We anticipate further capital expenditures in 2022, primarily for additional equipment.
As of March 31, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
We believe that our existing cash and cash equivalents and investments, which totaled $213.1 million as of March 31, 2022, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.
Beyond the next 12 months, our cash requirements will depend extensively on the timing of market introduction, and extent of market acceptance of, our Inspire system. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry into new markets such as Singapore, Hong Kong, and Australia, and whether we make strategic acquisitions. We cannot accurately predict our long-term cash requirements at this time. Additionally, The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. We may seek additional sources of liquidity and capital resources through additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,748)	$(10,401)
Investing activities	(1,465)	(1,321)
Financing activities	3,044	3,550
Effect of exchange rate on cash	(7)	2
Net decrease in cash and cash equivalents	$(11,176)	$(8,170)
Operating Activities
The net cash used in operating activities was $12.7 million for the three months ended March 31, 2022 and consisted of a net loss of $16.7 million, non-cash charges of $10.5 million, and a decrease in net operating assets of $6.5 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options and restricted stock to employees at a higher fair market value, as well as the introduction of performance stock unit grants. The remainder of the non-cash charges included depreciation and amortization, non-cash lease expense, stock issued for services rendered, accretion of the debt discount, and accretion of the investment discount. Operating assets includes inventories, which increased due to manufacturing of systems inventory to meet increased sales and to establish safety stock to avoid inventory shortages in the event of COVID-related production or supply issues. Operating assets also includes accounts receivable which increased slightly over the prior year-end balance, and prepaid expenses and other current assets which decreased slightly. Operating liabilities includes accrued expenses, which decreased primarily due to the payment of accrued compensation as annual bonuses were paid, and accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, including compensation and personnel-related costs.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2022 was $1.5 million and consisted of purchases of property and equipment of $1.2 million and the purchase of an investment of $0.3 million.
Financing Activities
Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2022 and consisted of proceeds from the exercise of stock options of $3.1 million, partially offset by less than $0.1 million of taxes paid to net share settlement of RSUs.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-

K for the fiscal year ended December 31, 2021. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2022.
Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that such standards will not have a significant impact on our financial statements or do not otherwise apply to our operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. The interest rate for our outstanding debt is variable. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Credit Risk, Foreign Currency Risk, and Inflation Risk
For market risks related to changes in credit, foreign currency, and inflation, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to these risks has not materially changed from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not party to any material legal proceedings.

Item 1A.    Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in "Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Inspire Medical Systems, Inc.

Date:	May 3, 2022	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 3, 2022	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)