Form 10-Q
period 2022-09-30
Inspire Medical Systems, Inc.
filed 2022-11-01
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 25, 2022, the registrant had 28,892,388 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$417,808	$214,467
Investments, short-term	9,741	—
Accounts receivable, net of allowance for credit losses of $34 and $99, respectively	48,498	34,179
Inventories	15,146	17,231
Prepaid expenses and other current assets	4,351	2,660
Total current assets	495,544	268,537
Investments, long-term	—	9,938
Property and equipment, net	14,134	8,486
Operating lease right-of-use assets	7,141	7,919
Other non-current assets	10,704	204
Total assets	$527,523	$295,084
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,305	$11,665
Accrued expenses	28,986	20,454
Notes payable, current portion	—	9,188
Total current liabilities	49,291	41,307
Notes payable, non-current portion	—	15,799
Operating lease liabilities, non-current portion	7,882	8,796
Other non-current liabilities	146	134
Total liabilities	57,319	66,036
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 28,820,680 and 27,416,106 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	29	27
Additional paid-in capital	797,958	508,465
Accumulated other comprehensive loss	(363)	(55)
Accumulated deficit	(327,420)	(279,389)
Total stockholders' equity	470,204	229,048
Total liabilities and stockholders' equity	$527,523	$295,084
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$109,188	$61,685	$269,956	$154,996
Cost of goods sold	19,786	8,624	43,963	22,123
Gross profit	89,402	53,061	225,993	132,873
Operating expenses:
Research and development	20,993	9,614	47,397	27,056
Selling, general and administrative	85,603	53,243	225,853	143,846
Total operating expenses	106,596	62,857	273,250	170,902
Operating loss	(17,194)	(9,796)	(47,257)	(38,029)
Other expense (income):
Interest and dividend income	(1,350)	(22)	(1,681)	(110)
Interest expense	656	537	1,677	1,590
Other expense, net	101	33	290	90
Total other (income) expense	(593)	548	286	1,570
Loss before income taxes	(16,601)	(10,344)	(47,543)	(39,599)
Income taxes	246	3	488	52
Net loss	(16,847)	(10,347)	(48,031)	(39,651)
Other comprehensive loss:
Foreign currency translation loss	(148)	—	(106)	—
Unrealized (loss) gain on investments	(14)	3	(202)	(38)
Total comprehensive loss	$(17,009)	$(10,344)	$(48,339)	$(39,689)
Net loss per share, basic and diluted	$(0.60)	$(0.38)	$(1.73)	$(1.46)
Weighted average common shares used to compute net loss per share, basic and diluted	28,226,345	27,300,377	27,782,093	27,225,499

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	27,416,106	$27	$508,465	$(55)	$(279,389)	$229,048
Stock options exercised	151,186	1	3,086	—	—	3,087
Vesting of restricted stock units	569	—	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(205)	—	(43)	—	—	(43)
Issuance of common stock	348	—	79	—	—	79
Stock-based compensation expense	—	—	9,721	—	—	9,721
Other comprehensive loss	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	(16,694)	(16,694)
Balance at March 31, 2022	27,568,004	28	521,308	(198)	(296,083)	225,055
Stock options exercised	52,383	—	1,549	—	—	1,549
Issuance of common stock	314	—	80	—	—	80
Issuance of common stock for employee stock purchase plan	13,743	—	2,134	—	—	2,134
Stock-based compensation expense	—	—	12,659	—	—	12,659
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(14,490)	(14,490)
Balance at June 30, 2022	27,634,444	28	537,730	(201)	(310,573)	226,984
Stock options exercised	35,826	—	1,760	—	—	1,760
Issuance of common stock	410	—	79	—	—	79
Sale of common stock from follow-on public offering, net of offering expenses	1,150,000	1	243,800	—	—	243,801
Stock-based compensation expense	—	—	14,589	—	—	14,589
Other comprehensive loss	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(16,847)	(16,847)
Balance at September 30, 2022	28,820,680	$29	$797,958	$(363)	$(327,420)	$470,204

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

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(48,031)	$(39,651)
Adjustments to reconcile net loss:
Depreciation and amortization	1,289	874
Non-cash lease expense	778	509
Stock-based compensation expense	36,969	19,148
Non-cash stock issuance for services rendered	238	222
Other, net	(553)	246
Changes in operating assets and liabilities:
Accounts receivable	(14,395)	(1,743)
Inventories	2,086	(7,095)
Prepaid expenses and other current assets	(1,712)	(1,081)
Accounts payable	8,601	3,490
Accrued expenses and other liabilities	7,030	4,228
Net cash used in operating activities	(7,700)	(20,853)
Investing activities
Purchases of property and equipment	(6,146)	(4,135)
Purchases of investments	—	(9,993)
Proceeds from sales or maturities of investments	—	43,800
Purchases of strategic investments	(10,500)	—
Net cash (used in) provided by investing activities	(16,646)	29,672
Financing activities
Payments on long-term debt obligation	(24,500)	—
Proceeds from sale of common stock	243,801	—
Proceeds from the exercise of stock options	6,396	9,112
Taxes paid on net share settlement of restricted stock units	(43)	—
Proceeds from issuance of common stock from employee stock purchase plan	2,134	1,760
Net cash provided by financing activities	227,788	10,872
Effect of exchange rate on cash	(101)	(9)
Increase in cash and cash equivalents	203,341	19,682
Cash and cash equivalents at beginning of period	214,467	190,518
Cash and cash equivalents at end of period	$417,808	$210,200
Supplemental cash flow information
Cash paid for interest	$2,321	$1,417
Property and equipment included in accounts payable and accrued expenses	1,332	657

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
Follow-On Public Offering
On August 15, 2022, we completed a follow-on offering that included our offer and sale of 1,150,000 shares of common stock at a public offering price of $215.00 per share. We received net proceeds of $243.8 million after deducting underwriting discounts, commissions, and offering expenses.
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
Investments
At both September 30, 2022 and December 31, 2021, our investments consisted of U.S. government securities. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are included in other accumulated other comprehensive loss within stockholders' equity. Any realized gains and losses are calculated on the specific identification method and reported net in other expense, net in the consolidated statements of operations and comprehensive loss. For both of the nine months ended September 30, 2022 and 2021, we recognized $0 of realized gains, net.
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than two years. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the consolidated statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both September 30, 2022 and December 31, 2021.
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
U.S. government securities: Consists of U.S. government Treasury bills with original maturities of less than two years. These are included as Level 1 measurements in the tables below.
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of September 30, 2022 and December 31, 2021. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	September 30, 2022
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$387,519	$387,519	$—	$—
Total cash equivalents	387,519	387,519	—	—
Investments:
U.S. government securities	9,741	9,741	—	—
Total investments	9,741	9,741	—	—
Total cash equivalents and investments	$397,260	$397,260	$—	$—

	Fair Value Measurements as of
	December 31, 2021
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$189,369	$189,369	$—	$—
Total cash equivalents	189,369	189,369	—	—
Investments:
U.S. government securities	9,938	9,938	—	—
Total investments	9,938	9,938	—	—
Total cash equivalents and investments	$199,307	$199,307	$—	$—
There were no transfers between levels during the periods ended September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable.
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. However, as of September 30, 2022 and December 31, 2021, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$5,679	$3,119
Finished goods	9,467	14,112
Total inventories, net of reserves	$15,146	$17,231
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. During the three months ended September 30, 2022, we recorded a $1.8 million inventory reserve related to product introductions which were completed in October 2022, including the new silicone leads and the Bluetooth®-enabled patient remote. The reserve for excess and obsolete inventory was $2.4 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	September 30, 2022	December 31, 2021
Computer equipment and software	$1,500	$1,397
Manufacturing equipment	5,642	4,436
Other equipment	397	249
Leasehold improvements	2,042	281
Construction in process	8,894	5,175
Property and equipment, cost	18,475	11,538
Less: accumulated depreciation and amortization	(4,341)	(3,052)
Property and equipment, net	$14,134	$8,486
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $10.5 million and $0 as of September 30, 2022 and December 31, 2021, respectively. There were no adjustments to the carrying amount during the nine months ended September 30, 2022.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and operating lease right-of-use asset and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the nine months ended September 30, 2022 or 2021.
Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Payroll related	$21,229	$17,655
Interest	—	160
Product warranty liability	628	468
Operating lease liabilities, current portion	1,249	312
Obsolete inventory component parts	990	—
Other accrued expenses	4,890	1,859
Total accrued expenses	$28,986	$20,454
During the three months ended September 30, 2022, we recorded a $1.0 million accrual for obsolete inventory component parts related to product introductions which were completed in October 2022, including the new silicone leads and the Bluetooth®-enabled patient remote.
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	2022	2021	2022	2021
Balance at beginning of period	$488	$283	$468	$159
Accruals of warranties issued	201	328	322	576
Settlements of warranty claims	(61)	(143)	(162)	(267)
Balance at the end of the period	$628	$468	$628	$468

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
Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of restricted stock units ("RSUs"), performance stock units ("PSUs"), and non-statutory and incentive stock options to employees, and RSUs, PSUs, and non-

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
statutory stock options to consultants and directors. We also offer an employee stock purchase plan ("ESPP") which allows participating employees to purchase shares of our common stock at a discount through payroll deductions.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $20.1 million and $13.4 million during the three months ended September 30, 2022 and 2021, respectively, and $53.6 million and $34.0 million for the nine months ended September 30, 2022 and 2021, respectively.
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

3. Investments
Our investments are classified as available-for-sale and consist of the following:

	September 30, 2022
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
U.S. government securities	$9,998	$—	$(257)	$9,741
Short-term investments	$9,998	$—	$(257)	$9,741

	December 31, 2021
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Long-Term:
U.S. government securities	$9,993	$—	$(55)	$9,938
Long-term investments	$9,993	$—	$(55)	$9,938
As of September 30, 2022 and December 31, 2021, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of September 30, 2022. At the end of each reporting period, we evaluate potential credit impairment on available-for-sale securities in an unrealized loss position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written down, and a reversal out of the valuation allowance occurs.

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
The following table presents the lease balances within the consolidated balance sheets:

	September 30, 2022	December 31, 2021
Right-of-use assets:
Operating lease right-of-use assets	$7,141	$7,919
Operating lease liabilities:
Accrued expenses	1,249	312
Operating lease liabilities, non-current portion	7,882	8,796
Total operating lease liabilities	$9,131	$9,108
As of September 30, 2022, the remaining lease term was 5.7 years and the weighted average discount rate was 5.3%. The operating cash outflows from our operating leases were $0.2 million and $0.1 million for the three-month periods ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.1 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

5. Long-Term Debt
In March 2019 we amended our $24.5 million term loan and security agreement, which we refer to as our credit facility. The debt was interest only until April 1, 2022 and was scheduled to mature on March 1, 2024. The basic interest rate was the 30-day U.S. LIBOR rate, subject to a floor of 7.60%. In addition to the principal and interest payments, we were required to pay a final payment fee of 3.50% on all amounts outstanding, which was being accreted using the effective interest rate method over the term of the credit facility and was to be due at the earlier of maturity or prepayment. Borrowings were prepayable in whole at our option, subject to a prepayment fee of 1.00%.
In August 2022, we prepaid the outstanding principal balance of $19.4 million, the final payment fee of $0.9 million, and the prepayment fee of $0.2 million. As of September 30, 2022, we had no remaining amounts outstanding under our credit facility.

6. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. Beginning January 1, 2022, we elected to begin making voluntary matching contributions to the plan. We match 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock. Discretionary contributions to the plan totaled $0.6 million and $1.9 million for the three and nine months ended September 30, 2022, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
7. Stock-Based Compensation
As of September 30, 2022, there were 3,901,372 shares reserved for issuance under our equity incentive plan, of which 1,442,551 shares were available for issuance.
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
A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,646,235	$80.41	7.1	$397,015
Granted	437,204	$215.17
Exercised	(239,395)	$26.74		$44,916
Forfeited/expired	(55,738)	$158.14
Outstanding at September 30, 2022	2,788,306	$104.60	7.0	$234,024
Exercisable at September 30, 2022	1,696,492	$60.11	6.1	$204,074
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options.
As of September 30, 2022, the amount of unearned stock-based compensation to be expensed from now through the year 2026 related to unvested employee and non-employee director stock options is $89.6 million, which we expect to recognize over a weighted average period of 2.4 years.
The fair value of options was estimated as of the grant date using the Black-Scholes option pricing model using the following assumptions:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2022	2021
Expected term (years)	5.50 - 6.25	5.50 - 6.25
Expected volatility	56.2 - 57.0%	55.0 - 55.9%
Risk-free interest rate	1.75 - 4.06%	0.79 - 1.40%
Expected dividend yield	0.0%	0.0%
Weighted average fair value	$119.23	$109.81

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
A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2021	2,275	$201.51	$524
Granted	110,191	$211.21
Vested	(569)	$201.51	$118
Forfeited	(3,967)	$222.02
Unvested at September 30, 2022	107,930	$210.66	$19,144
The fair value of the RSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of RSUs outstanding was based on our closing stock price on the last trading day of the period. As of

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
September 30, 2022, there was $19.3 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.6 years.
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
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2021	—	$—	$—
Granted	78,351	$227.53
Forfeited	(879)	$227.53
Unvested at September 30, 2022	77,472	$227.53	$13,741
There were no PSUs granted prior to 2022. The fair value of the PSUs is equal to the closing price of our common stock on the grant date. As of September 30, 2022, there was $25.3 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a period of approximately 2.5 years.
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

8. Income Taxes
At both September 30, 2022 and December 31, 2021, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $0.2 million and $0.0 million in the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.1 million in the nine months ended September 30, 2022 and 2021, respectively. The nominal income tax expense in those periods reflects minimal state income tax expense and an accrual for uncertain tax benefits.
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
We had $0.1 million of gross unrecognized tax benefits as of each of September 30, 2022 and December 31, 2021.
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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization, and in Japan and Singapore through distributors. Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$106,279	$58,298	$260,581	$145,420
All other countries	2,909	3,387	9,375	9,576
Total revenue	$109,188	$61,685	$269,956	$154,996
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
The following common stock-based awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive:

	September 30,
	2022	2021
Common stock options outstanding	2,788,306	2,679,407
Unvested restricted stock units	107,930	2,275
Unvested performance stock units	77,472	—
Shares issuable under the ESPP	5,706	6,124
Total	2,979,414	2,687,806

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of November 1, 2022, we have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met.
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
For the nine months ended September 30, 2022, 96.5% of our revenue was derived in the U.S. and 3.5% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2022.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We have experienced and continue to experience supply disruptions during the COVID pandemic, but have managed to avoid any significant supply and inventory issues. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. During the three months ended September 30, 2022, we recorded a charge of $2.8 million for obsolete inventory and component parts related to product introductions which were completed in October 2022, including the new silicone leads and the Bluetooth®-enabled patient remote.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended September 30, 2022, we generated revenue of $109.2 million with a gross margin of 81.9% and had a net loss of $16.8 million compared to revenue of $61.7 million with a gross margin of 86.0% and a net loss of $10.3 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we generated revenue of $270.0 million with a gross margin of 83.7% and had a net loss of $48.0 million compared to revenue of $155.0 million with a gross margin of 85.7% and a net loss of $39.7 million for the nine months ended September 30, 2021. Our accumulated deficit as of September 30, 2022 was $327.4 million.

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
In early 2020, we started a call center concept, the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. One of the many benefits of the ACP is the anecdotal feedback we are able to collect from patients during conversations with the ACP representatives. An example of this is the intelligence we have gathered on the impact of the Philips Respironics CPAP recall on patients interested in exploring Inspire therapy. Following the recall announcement in July 2021, it took time for patients to learn about the recall, become educated about treatment alternatives, and ultimately schedule an appointment with a healthcare provider to determine eligibility for an Inspire procedure. While we cannot quantify the impact from the recall, the feedback from the ACP, as well as prior authorizations data and the Inspire Sleep app, all continue to indicate increased patient flow as a result of the Philips recall. Long term, we believe that there could be a sustained benefit to our business as a result of the recall although there can be no assurance of such benefit.
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S. and European sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. During the three months ended September 30, 2022, we created 18 new U.S. sales territories, bringing the total to 209 U.S. territories as of September 30, 2022. During that same period, we activated 59 new centers, bringing the total to 844 U.S. medical centers implanting Inspire therapy as of September 30, 2022. At September 30, 2022, ASCs made up 23% of our total U.S. implanting centers, up from 22% at December 31, 2021.
Because of these and other factors, we may continue to incur net losses for the next several years, and we may require substantial additional funding, which may include future equity and debt financings.
COVID-19 Pandemic Update
Our business, operations, and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic. In 2020, we experienced significant reduction in revenue and product sales, as our customers were negatively impacted by the decline in the volume of elective procedures that resulted from the global healthcare system’s response to COVID-19. During the quarter ended March 31, 2021, resurgences of COVID-19 in various U.S. and European regions disrupted our ability to access our clinician customers and their patients, although surgical volumes generally returned to pre-pandemic levels by the end of the quarter. As 2021 progressed, we observed a diminishing degree of COVID-related impacts to our reported revenue. During the nine months ended September 30, 2022, resurgences of COVID-19 in various U.S. and international regions again impacted our revenue, although surgical volumes had generally returned to pre-pandemic levels by the end of the first quarter, and therefore the impact on the quarters ended June 30, 2022 and September 30, 2022 was less significant. We believe there continues to be some adverse impact on our revenues. However, the extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and longevity of COVID-19 and its variants, the resurgence of COVID-19 in regions that have begun to recover from the initial impact of the pandemic, the impact of COVID-19 on economic activity, and the actions to contain its impact on public health and the global economy.
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
Our gross margin for the third quarter 2022 was lower than in previous periods primarily due to inventory obsolescence charges associated with product introductions, as well as higher costs of certain component parts. We expect our gross margin for the fourth quarter of 2022 will be higher than in the third quarter of 2022, although still impacted by higher costs of certain component parts. Longer term, we expect gross margins to return to previous levels.
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
Other Expense
Other expense consists primarily of interest expense payable under our former credit facility, realized losses on foreign currency, and interest and dividend income.
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

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$109,188	$61,685	$47,503	77.0%	$269,956	$154,996	$114,960	74.2%
Cost of goods sold	19,786	8,624	11,162	129.4%	43,963	22,123	21,840	98.7%
Gross profit	89,402	53,061	36,341	68.5%	225,993	132,873	93,120	70.1%
Gross margin	81.9%	86.0%			83.7%	85.7%
Operating expenses:
Research and development	20,993	9,614	11,379	118.4%	47,397	27,056	20,341	75.2%
Selling, general and administrative	85,603	53,243	32,360	60.8%	225,853	143,846	82,007	57.0%
Total operating expenses	106,596	62,857	43,739	69.6%	273,250	170,902	102,348	59.9%
Operating loss	(17,194)	(9,796)	(7,398)	75.5%	(47,257)	(38,029)	(9,228)	24.3%
Other expense, net	(593)	548	(1,141)	(208.2)%	286	1,570	(1,284)	(81.8)%
Loss before income taxes	(16,601)	(10,344)	(6,257)	60.5%	(47,543)	(39,599)	(7,944)	20.1%
Income taxes	246	3	243	8,100.0%	488	52	436	838.5%
Net loss	$(16,847)	$(10,347)	$(6,500)	62.8%	$(48,031)	$(39,651)	$(8,380)	21.1%
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue
Revenue increased $47.5 million, or 77.0%, to $109.2 million for the three months ended September 30, 2022 compared to $61.7 million for the three months ended September 30, 2021. These results reflect an increase in sales of our Inspire system of $48.0 million in the U.S. and a decrease of $0.5 million outside of the U.S. Overall revenue growth was primarily due to increased market penetration in existing territories, expansion into new territories, and increased physician and patient awareness of our Inspire system.
Revenue information by region is summarized as follows:

	Three Months Ended September 30,
	2022		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$106,279	97.3%	$58,298	94.5%	$47,981	82.3%
All other countries	2,909	2.7%	3,387	5.5%	(478)	(14.1)%
Total revenue	$109,188	100.0%	$61,685	100.0%	$47,503	77.0%
Revenue generated in the U.S. was $106.3 million for the three months ended September 30, 2022, an increase of $48.0 million, or 82.3%, compared to the three months ended September 30, 2021. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, expansion into new territories, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022. The list price increase will be phased in for all U.S. customers over the remainder of 2022 and through the first half of 2023.

Revenue generated outside of the U.S. was $2.9 million in the three months ended September 30, 2022, a decrease of $0.5 million, or 14.1%, compared to the three months ended September 30, 2021. Of the decrease in revenue, 12.0% was due to unfavorable exchange rates and 2.1% was due to a reduction in sales volume.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $11.2 million, or 129.4%, to $19.8 million for the three months ended September 30, 2022 compared to $8.6 million for the three months ended September 30, 2021. The increase was primarily due to product costs associated with higher sales volume of our Inspire system, $2.8 million of inventory obsolescence charges associated with recent product introductions, as well as higher costs of certain component parts which was impacted by inflation and COVID-related supply chain issues.
Gross margin decreased to 81.9% for the three months ended September 30, 2022 compared to 86.0% for the three months ended September 30, 2021. Gross margin for the three months ended September 30, 2022 was lower primarily due to the inventory obsolescence charges described above and higher costs of certain component parts, somewhat offset by increased sales volume and manufacturing efficiencies and a price increase which began taking effect for some U.S. customers in May 2022.
Research and Development Expenses
Research and development expenses increased $11.4 million, or 118.4%, to $21.0 million for the three months ended September 30, 2022 compared to $9.6 million for the three months ended September 30, 2021. This change was primarily due to an increase of $4.9 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, an increase of $6.1 million for ongoing research and development costs, including ongoing development of the Inspire Cloud and the next generation Inspire neurostimulator, and a $0.4 million increase in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
SG&A expenses increased $32.4 million, or 60.8%, to $85.6 million for the three months ended September 30, 2022 compared to $53.2 million for the three months ended September 30, 2021. The primary driver of this change was an increase of $19.6 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $8.6 million, primarily consisting of direct-to-consumer initiatives, including new national TV advertisements, which began airing in January 2022, and the expansion of our Advisor Care Program call center. Other drivers of the change to SG&A expenses included an increase in travel expenses of $2.2 million and an increase in general corporate costs of $2.0 million primarily due to office rent expense, insurance costs, computer equipment and software, and consulting fees.
Other (Income) Expense
Other (income) expense decreased $1.1 million, or 208.2%, to $0.6 million of income, net for the three months ended September 30, 2022 compared to $0.5 million of expense, net for the three months ended September 30, 2021. The change was primarily due to an increase of $1.3 million in interest and dividend income due to higher interest rates on higher cash, cash equivalents and investment balances, somewhat offset by an increase of $0.1 million in foreign currency translation losses due to exchange rates and an increase of $0.1 million in interest expense due to the early termination of our credit facility.
Income Taxes
We recorded a provision for incomes taxes of approximately $0.2 million and $0 for the three months ended September 30, 2022 and September 30, 2021, respectively.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue
Revenue increased $115.0 million, or 74.2%, to $270.0 million for the nine months ended September 30, 2022 compared to $155.0 million for the nine months ended September 30, 2021. The increase was attributable to a $115.2 million increase in sales of our Inspire system in the U.S and a decrease of $0.2 million outside of the U.S. Overall revenue growth was primarily due to increased market penetration in existing territories, expansion into new territories, and increased physician and patient awareness of our Inspire system.
During both of the nine-month periods ended September 30, 2022 and 2021, resurgences of COVID-19 in various U.S. and international regions disrupted our ability to access our clinician customers and their patients, although surgical volumes generally returned to pre-pandemic levels by the end of the first quarter of each respective year.
Revenue information by region is summarized as follows:

	Nine Months Ended September 30,
	2022		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$260,581	96.5%	$145,420	93.8%	$115,161	79.2%
All other countries	9,375	3.5%	9,576	6.2%	(201)	(2.1)%
Total revenue	$269,956	100.0%	$154,996	100.0%	$114,960	74.2%
Revenue generated in the U.S. was $260.6 million for the nine months ended September 30, 2022, an increase of $115.2 million, or 79.2%, compared to the nine months ended September 30, 2021. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022. The list price increase will be phased in for all U.S. customers over the remainder of 2022 and through the first half of 2023. As noted above, U.S. revenue during both periods was negatively impacted by the COVID-19 pandemic.
Revenue generated outside of the U.S. was $9.4 million for the nine months ended September 30, 2022, a decrease of $0.2 million, or 2.1%, compared to the nine months ended September 30, 2021. While units sold outside the U.S. increased 8.7% over the prior year period, unfavorable exchange rates resulted in a decrease in revenue of 2.1% from the nine months ended 2021. As noted above, international revenue during both periods was negatively impacted by the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $21.8 million, or 98.7%, to $44.0 million for the nine months ended September 30, 2022 compared to $22.1 million for the nine months ended September 30, 2021. The increase was primarily due to product costs associated with higher sales volume of our Inspire system, higher costs of certain component parts which was impacted by inflation and COVID-related supply chain issues, as well as $2.8 million of inventory obsolescence charges associated with recent product introductions.
Gross margin decreased to 83.7% for the nine months ended September 30, 2022 compared to 85.7% for the nine months ended September 30, 2021. Gross margin for the nine months ended September 30, 2022 was lower primarily due to higher costs of certain component parts as well as the inventory obsolescence charges described above, somewhat offset by increased sales volume and manufacturing efficiencies and a price increase which began taking effect for some U.S. customers in May 2022.

Research and Development Expenses
Research and development expenses increased $20.3 million, or 75.2%, to $47.4 million for the nine months ended September 30, 2022 compared to $27.1 million for the nine months ended September 30, 2021. This change was primarily due to an increase of $9.6 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, $10.5 million for ongoing research and development costs, including ongoing development of the Inspire Cloud and the next generation Inspire neurostimulator, and a $0.2 million increase in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
SG&A expenses increased $82.0 million, or 57.0%, to $225.9 million for the nine months ended September 30, 2022 compared to $143.8 million for the nine months ended September 30, 2021. The primary driver of this change was an increase of $48.7 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $23.4 million, primarily consisting of direct-to-consumer initiatives, including new national TV advertisements, which began airing in January 2022, and the expansion of our Advisor Care Program call center. Other drivers of the change to SG&A expenses included an increase in travel expenses of $5.4 million and an increase in general corporate costs of $4.6 million primarily due to office rent expense, insurance costs, bank fees, computer equipment and software, and consulting fees.
Other (Income) Expense, Net
Other (income) expense, net decreased by $1.3 million, or 81.8%, to $0.3 million of expense, net for the nine months ended September 30, 2022 compared to $1.6 million of expense for the nine months ended September 30, 2021. This change was primarily due to an increase of $1.6 million in interest and dividend income due to higher interest rates on our higher cash, cash equivalents and investment balances, somewhat offset by an increase of $0.2 million in foreign currency translation losses due to exchange rates and an increase of $0.1 million in interest expense due to the early termination of our credit facility.
Income Taxes
We recorded a provision for income taxes of $0.5 million and $0.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Liquidity and Capital Resources
As of September 30, 2022, we had cash, cash equivalents and available-for-sale securities of $427.5 million, an increase of $203.1 million from $224.4 million as of December 31, 2021. Working capital totaled $446.3 million as of September 30, 2022, an increase of $219.0 million from December 31, 2021. We define working capital as current assets less current liabilities. The increase in working capital was primarily due the following factors:
•a $203.3 million increase in cash and cash equivalents, primarily due to proceeds from our August 2022 offering of common stock, somewhat offset by cash used to support operations, strategic investments totaling $10.5 million, and payments of $24.5 million on our credit facility which we paid off in August 2022;
•an increase of $14.3 million in accounts receivable due to higher sales;
•the movement of $9.7 million of our long-term investments into the short-term investments category as the related maturity date is now within 12 months;
•the payoff of our credit facility of which $9.2 million was in the short-term category as of December 31, 2021 and therefore a reduction in the then working capital balance; and
•a $1.7 million increase prepaid expense and other current assets primarily due to prepaid insurance costs.

The increase in working capital was offset by the following factors:
•a $8.6 million increase in accounts payable, generally due to our business volume and headcount growth from the prior year;
•an increase of $8.5 million in accrued expenses which increased primarily due to compensation and personnel-related costs and the accrual of R&D- and inventory related costs; and
•a decrease of $2.1 million in inventory balances which due mainly to sales demand.
We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of our Inspire system and registered offerings of our common stock. During the quarter ended September 30, 2022, we repaid all amounts outstanding under our credit facility.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At September 30, 2022, we had $387.5 million in money market funds and $9.7 million of investments in U.S. government securities, and no investments with a contractual maturity over one year.
In the nine months ended September 30, 2022, our SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases in the remainder of 2022 and fiscal 2023. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in the remainder of 2022 and fiscal 2023, primarily related to the ongoing development of the Inspire Cloud and the next generation Inspire neurostimulator.
We spent $6.1 million on purchases of property and equipment in nine months ended September 30, 2022, mainly on testing systems, production equipment, and leasehold improvements on our corporate office. We anticipate further capital expenditures in 2022 and 2023, primarily for additional equipment.
As of September 30, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
We believe that our existing cash and cash equivalents and investments, which totaled $427.5 million as of September 30, 2022, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.
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

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,700)	$(20,853)
Investing activities	(16,646)	29,672
Financing activities	227,788	10,872
Effect of exchange rate on cash	(101)	(9)
Net decrease in cash and cash equivalents	$203,341	$19,682
Operating Activities
The net cash used in operating activities was $7.7 million for the nine months ended September 30, 2022 and consisted of a net loss of $48.0 million, non-cash charges of $38.7 million, and a decrease in net operating assets of $1.6 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options and restricted stock to more employees at a higher fair market value, as well as the introduction of performance stock unit grants. The remainder of the non-cash charges included depreciation and amortization, non-cash lease expense, stock issued for services rendered, and other, net. Operating assets includes accounts receivable which increased due to higher sales, and prepaid expenses and other current assets which increased primarily due to prepaid insurance. Operating assets also includes inventories, which decreased primarily due to sales demand. Operating liabilities includes accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, and accrued expenses, which increased primarily due to compensation and personnel-related costs and the accrual of R&D- and inventory related costs.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $16.6 million and consisted of purchases of property and equipment of $6.1 million and the purchase of strategic investments of $10.5 million.
Financing Activities
Net cash provided by financing activities was $227.8 million for the nine months ended September 30, 2022 and consisted primarily of proceeds from the offering of common stock of $243.8 million, as well as proceeds from the exercise of stock options of $6.4 million, and proceeds from the issuance of common stock from our ESPP of $2.1 million, partially offset by $24.5 million in payments on our long-term debt obligation, which we prepaid in August 2022, and less than $0.1 million of taxes paid to net share settlement of RSUs.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2022.
Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that such standards will not have a significant impact on our consolidated financial statements or do not otherwise apply to our operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% increase in interest rates during the nine months ended September 30, 2022 would have impacted interest income on our consolidated financial statements by approximately $3.2 million.
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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inspire Medical Systems, Inc.

Date:	November 1, 2022	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 1, 2022	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)