Form 10-K
period 2022-12-31
Inspire Medical Systems, Inc.
filed 2023-02-10
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $4,965,635,153, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on such date.
As of February 3, 2023, the registrant had 29,048,386 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial position, prospective products, international product approvals and commercializations, our expectations regarding the final reimbursement levels for Inspire therapy procedures, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, human capital initiatives, environmental, social, and governance reporting, and the plans and objectives of management for future operations.
In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to the factors described in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
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
•our dependence on third-party suppliers, vendors, and contract manufacturers;
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
•risks related to the increasing and evolving focus on sustainability and environmental, social and governance initiatives;
•U.S. Food and Drug Administration ("FDA") or other United States or foreign regulatory actions affecting us or the healthcare industry generally, including risks associated with regulatory approvals or healthcare reform measures in the United States and international markets;
•our ability to establish and maintain intellectual property protection for our Inspire therapy and system or avoid claims of infringement;
•changes in U.S. and foreign tax laws; and
•risks related to our common stock.

PART I

Item 1. Business.
Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. A significant body of clinical data, which includes a publication in the New England Journal of Medicine, multiple publications in leading respiratory, ear, nose and throat ("ENT") and sleep medicine journals, and more than 240 peer-reviewed publications, supports the safety and efficacy of Inspire therapy. Inspire therapy received premarket approval ("PMA") from the FDA in 2014 and has been commercially available in certain European markets since 2011. Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in 2018. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the United States ("U.S."), Japan, and Singapore must have been confirmed to fail or be unable to tolerate positive airway pressure ("PAP") treatments, such as continuous positive airway pressure ("CPAP"), and be 18 years of age or older, though there are no similar requirements for patients in Europe. Physicians have treated more than 36,000 patients with Inspire therapy at over 1,000 medical centers across the U.S., Europe, and Asia.
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
We believe that there is both an urgent clinical need and a strong market opportunity for an alternative to CPAP that is effective and minimally invasive. Patients with CPAP intolerance are at risk of higher mortality and healthcare utilization. Two recent findings published in 2022 from large healthcare outcome databases, including Medicare and the French national healthcare insurance database, have demonstrated, in a large national cohort, the risks and costs of CPAP intolerance. Specifically, Medicare patients with untreated OSA had $20,000 in higher healthcare costs prior to their OSA diagnosis compared to those without OSA, and those with CPAP intolerance had higher risks of new cardiovascular events than those who were adherent. Similarly, the French national reimbursement database showed that in over 176,000 patients, CPAP non-adherent patients had a higher risk for mortality and new onset of heart failure than those who were adherent. These findings show the urgency of treating CPAP-intolerant OSA to improve outcomes and reduce healthcare utilization.
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
•Comfortable and convenient therapy resulting in high patient satisfaction that was reported to be 90% in patients who were followed an average of 12 months from initial treatment, according to the most recent publication of our ongoing global patient registry.
•Strong patient compliance, with 80% of patients reporting continued nightly use through five years from initial treatment in our Stimulation Therapy for Apnea Reduction ("STAR") trial.
•Minimally invasive outpatient procedure with short recovery time.
•Long-lasting solution with a battery designed to last approximately 11 years without charging or maintenance.
The results from multiple clinical studies, which include seven sponsored and more than 90 independent clinical studies that evaluated several thousand patients, have shown that our Inspire therapy provides statistically significant and sustained reduction in the severity of patients’ OSA, improvement in sleep-related quality of life and reduction in snoring, as well as high patient compliance rates and a strong safety profile.
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
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe through a direct sales organization, and we sell our Inspire system in Japan and Singapore through distributors. As of December 31, 2022, we had 225 sales territories in the U.S. and 12 in Europe. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians, and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy.
Our U.S. customers are generally reimbursed for the cost of patient treatment by various third-party payors, such as commercial insurance providers and Medicare. We have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, encompassing approximately 260 million covered lives in the U.S. We are in active discussions with regional commercial insurers to establish additional positive coverage policies, as well as modify existing positive coverage policies to support reimbursement of Inspire therapy. In parallel, a subset of our 25-person reimbursement team, which we refer to as our market access team, is focused on assisting patients and physicians in obtaining prior authorization approvals from commercial payors on a case-by-case basis in advance of treatment with our Inspire therapy. In addition, all seven Medicare Administrative Contractors ("MACs") provide coverage of Inspire therapy when certain coverage criteria are met. We also have a U.S. government contract for patients who are treated by the Veterans Health Administration.

Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
We generated revenue of $407.9 million, with a gross margin of 83.8% and a net loss of $44.9 million, for the fiscal year ended December 31, 2022, compared to revenue of $233.4 million, with a gross margin of 85.7% and a net loss of $42.0 million, for the fiscal year ended December 31, 2021, and revenue of $115.4 million, with a gross margin of 84.7% and a net loss of $57.2 million, for the fiscal year ended December 31, 2020. Our accumulated deficit as of December 31, 2022 was $324.3 million.
Our Competitive Strengths
We believe the continued growth of our company will be driven by the following competitive strengths:
•First to market with an innovative, closed-loop, minimally invasive solution. We have developed the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for patients with moderate to severe OSA who have been confirmed to fail or cannot tolerate PAP treatments, such as CPAP. We received a PMA from the FDA in 2014 for our Inspire therapy. Unlike CPAP, which is limited by low patient compliance primarily due to patient discomfort with the mask or device, our innovative, closed-loop, minimally invasive solution is designed to provide comfort and convenience, resulting in high compliance for patients with moderate to severe OSA. We believe we have a significant first mover advantage and momentum over future competitors, as physicians have treated more than 36,000 patients with Inspire therapy.
•Significant body of strong clinical data. We have developed a significant body of clinical data that demonstrates the safety and effectiveness, therapy adherence, and long-term sustained benefits of our Inspire therapy. The benefits of treatment with Inspire therapy have been consistent across seven sponsored and more than 90 independent clinical studies that evaluated several thousand patients and have been highlighted in more than 240 peer-reviewed publications. Data reported in these clinical studies also demonstrated a high level of overall patient satisfaction. We believe this favorable data provides us with a significant competitive advantage and will continue to support increased adoption of our Inspire therapy.
•Holistic and targeted approach to market development and patient engagement. We have established a methodical approach to market development which centers on active engagement across three key stakeholders in the OSA treatment paradigm: physicians, sleep centers, and patients. Our sales force is focused on building long-lasting relationships with ENT physicians and sleep centers as we support physicians through all aspects of a case-from diagnosis to surgical support to patient follow-up. In addition, we are highlighting our compelling clinical data set and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with a strong direct-to-consumer marketing initiative that further drives demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy. Our patient call center, the Advisor Care Program, assists patients with making a connection with a qualified healthcare provider based on their specific needs. We are confident that this holistic approach to engagement across multiple constituents will continue to drive increased awareness of and demand for our Inspire therapy.
•Dedicated team focused on providing market access for patients and providers. We have a refined, efficient approach to advance patients, once identified, to placement of the Inspire system. When required, our dedicated market access team helps patients and providers work with payors to secure prior authorization approvals in advance of initial treatment. In addition, this team proactively works with payors to establish positive coverage policies when needed by highlighting the compelling clinical data and the value of our Inspire therapy. This highly effective team has been successful in helping to secure reimbursement from hundreds of commercial payors to date, and positive coverage policies from most U.S. commercial payors, including virtually all large national payors.
•Strong research and development capabilities and comprehensive intellectual property portfolio. Our commitment to driving innovation has allowed us to achieve continuous, significant improvements of our Inspire therapy. For example, in 2022, we received FDA approval for additional magnetic resonance imaging ("MRI") scan conditions for use with Inspire therapy. This full-body MRI approval expanded the Inspire use labeling that previously allowed only head, neck, and extremity MRI scans. Also in 2022, the FDA approved new silicone-based stimulation and sensing leads, which provides improved manufacturability, easier system implantation, increased long-term performance, and enhanced reliability. In 2021, we received FDA approvals for our Bluetooth-enabled patient remote control, a new Inspire physician programmer platform, and an improved two-incision surgical implant procedure that eliminates one incision with a revised placement of the pressure sensing lead. We received European Conformity Marking ("CE mark") in Europe for the two-incision implant procedure in 2021. We have a comprehensive patent portfolio to protect our intellectual property and technology, with rights as of December 31, 2022 to 66 issued U.S. patents, 43 issued foreign patents, 80 pending U.S. patent applications, and 73 pending foreign patent applications that cover aspects of our Inspire system and future product concepts.
Our Strategy
Our goal is to be a global leader in providing clinically proven innovative solutions that improve sleep, quality of life, and health of patients with moderate to severe OSA. We believe the following strategies will play a critical role in achieving this goal and our future growth:
•Foster strong and consistent patient outcomes. Patient outcomes remain the single most important focus for Inspire as we scale our business, and we have a dedicated patient outcomes team furthering this mission. Our Surgical Implant Trainers are tasked with conducting physician trainings and proctoring implants. Care Pathway Specialists develop and promote consistent post-implant care protocols. Our team of Sleep Support Specialists educate and oversee local sleep lab titrations. These teams are critical to ensuring that outcomes continue to improve even as implant volumes increase around the world.
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
•Invest in research and development to drive innovation and expand indications. Our foundational commitment to driving innovation and improving patient lives fuels our desire for continuous product development. We intend to invest in existing and next generation technologies to further improve our products and clinical outcomes, optimize patient acceptance and comfort, and broaden the patient population that can benefit from our Inspire therapy. Recent examples of our product innovation include the next generation of the Inspire neurostimulator, which is in development, and an active project to improve the physician programmer. We have launched a cloud-based patient management system called SleepSync™ (formerly referred to as Inspire Cloud), which allows physicians to monitor patient compliance and more efficiently coordinate patient care, and in 2020, we launched the Inspire Sleep app for patients' smartphones. In 2021, the FDA approved our new patient remote control which is Bluetooth® enabled. An example of our efforts to expand our label indications for the Inspire system include an application to seek FDA authorization to provide therapy to the pediatric population with Down’s Syndrome, which we submitted in August 2022. Additionally, in July 2022, the Inspire system received Breakthrough Device Designation from the FDA for application to increase the upper limit of AHI to up to 100 events per hour from the original 65 events per hour, and to raise the Body Mass Index ("BMI") warning for patients with a BMI of up to 40 from the previous limit of 32.
•Further penetrate and expand into existing and new international markets. We plan to establish and strengthen our presence internationally. Our goal is to further increase sales of our Inspire therapy in existing international markets in Europe, including Germany and the Netherlands, and in the Asia Pacific region, including Japan and Singapore. We plan to expand our reach to markets in new regions, such as Australia, Hong Kong, South Korea, and China. We plan to strategically invest in new markets based on our assessment of market size and opportunity and prospects for compelling reimbursement coding and coverage.
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
Polysomnogram Before and After Activation of Inspire System

Benefits of Inspire Therapy
We believe our Inspire therapy overcomes many of the limitations of CPAP and other current treatments of moderate to severe OSA by providing the following key benefits:
•Safe, effective, and durable treatment. Results from our clinical studies provide compelling safety and efficacy data regarding the clinical benefits of Inspire therapy as many as five years after initial treatment. The results from our STAR trial, a five-year follow-up phase III pivotal trial, demonstrated an approximately 70% reduction in the median AHI from a baseline of 29.3 events per hour to 9.0 events per hour at 12 months following initial treatment. STAR trial follow-up has shown similar results to the initial data at 18 months, three years, and five years. At five years, median AHI remained low at 6.2 events per hour.
•Closed-loop system. The Inspire system uses a proprietary algorithm to continuously monitor a patient’s breathing and provide electrical stimulation during the inspiratory phase, working with the body’s natural actions to keep the airway open during the breathing cycle.
•Comfortable and convenient therapy resulting in high patient satisfaction. Data reported in the most recent publication of our ongoing ADHERE patient registry, which we established to follow patients who have been implanted with an Inspire system, demonstrated that patients used Inspire therapy an average of 5.7 hours per night an average of 12 months after initial treatment, with overall patient satisfaction reported to be at 90%.
•Strong patient compliance. Results from our STAR trial demonstrated that 80% of patients continue to use Inspire therapy on a nightly basis five years after initial treatment.
•Similar outcomes and usage as CPAP. Several independent clinical studies demonstrating Inspire therapy has similar improvements in symptoms, and similar nightly usage as CPAP.
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
Commercialization of Inspire Therapy
In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive FDA clearance or approval. We obtained PMA for our Inspire system in 2014. Additionally, we received a certificate of conformity for commercialization of our Inspire system in Europe in 2010 which allowed us to affix the CE mark on our device. Japan's MLHW approved Inspire therapy to treat moderate to severe OSA in 2018 and was formally added to the Japan National Health Insurance Payment Listing in 2021. Reimbursement in Singapore is handled through hospital innovation budgets or private health insurance sources. In 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Australia.
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

In Japan and Singapore, our commercialization approach is through exclusive distribution partners, who are responsible for local sales and promotional activities focused on ENT physicians, sleep centers, and community awareness. We work closely with the distributors to ensure a globally consistent approach and effective employee and customer training are in place.
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
Activation
Patients are allowed to heal for a month before the Inspire system is activated through a wireless connection to the device in the clinician’s office. The initial activation is performed by the clinician using a programming tablet that is able to turn the system on as well as change various parameters such as the strength, timing, and duration of the stimulation pulse, the stimulating electrode configuration, and the sensitivity of respiration detection. With the exception of pulse strength, the factory default settings are used in the majority of patients. The pulse strength is initially adjusted to the lowest level required to move the tongue forward without causing discomfort.
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
Clinical Results and Studies
A significant body of published clinical evidence, which includes seven sponsored and more than 90 independent clinical studies that evaluated several thousand patients, supports the safety and effectiveness of Inspire therapy. The results of the STAR trial, our phase III pivotal clinical trial that served as the basis for the FDA approval of our PMA application, were published in the New England Journal of Medicine, and the results of additional clinical studies have been published in more than 240 peer-reviewed publications. We have established a global patient registry, which we refer to as our ADHERE patient registry, to collect data on safety, effectiveness, weekly usage, overall compliance, and satisfaction from patients who have been implanted with an Inspire system. The table below highlights key findings from certain of these studies and data from our ADHERE patient registry, including significant improvements in objective sleep measures and patient-reported quality of life measures, strong therapy compliance, and a favorable safety profile.

	STAR Trial(1)		German Post-Market Study(1)	ADHERE Patient Registry(2)	TJUH and UPMC Evaluation(3)
Number of Inspire therapy patients	124	97	56	1,963	97
Time following implantation	12 months	5 years	12 months	12 months	3 months
AHI—Baseline	29.3	29.3	28.6	33.0	35.6
AHI—Therapy	9.0	6.2	9.5	10.2	6.3
ESS—Baseline	11	11	13	11	11
ESS—Therapy	6	6	7	6	6
FOSQ—Baseline	14.6	14.6	13.7	*	*
FOSQ—Therapy	18.2	18.7	18.6	*	*
Therapy compliance	86% daily; 93% 5+ days weekly	80% daily	Average 39 hours per week; 89% ≥20 hours per week	Average 5.6 hours per night	Average >45 hours per week
*    Not measured
(1)    Median results
(2)    Mean results
(3)    Thomas Jefferson University Hospital ("TJUH") and University of Pittsburgh Medical Center ("UPMC"). Mean results
Select Recent Clinical Results and Studies
ADHERE Patient Registry
We established our ADHERE patient registry to follow patients who have been implanted with an Inspire system, with a goal of collecting data on a group of at least 5,000 patients. Data gathered on the first 1,963 patients published in the Journal of Clinical Sleep Medicine in 2022 showed that patients used Inspire therapy an average of 5.7 hours per night when measured an average of 12 months after implantation. Mean AHI was reduced from 33.0 events per hour to 10.2 events per hour and mean ESS score improved from 11 to 6 over the same period. Overall satisfaction with Inspire therapy was reported by patients to be 90%, with 92% of patients reporting that they would choose the procedure again. In addition, 91% of patients reported a better experience than CPAP. This same study demonstrated comparable outcomes across five disease severity groups.

Inspire Therapy Improves Patient Symptoms Similarly as CPAP
In 2021, the Cleveland Clinic published on the first comparison of patient-reported outcomes between Inspire therapy and CPAP. These results showed that Inspire therapy and CPAP had a similar improvement in patient symptoms of sleepiness, daytime energy, depression, and insomnia. The results also showed that Inspire therapy patients were more likely to have a more clinically meaningful improvement in symptoms than CPAP patients. This high degree of improvement was maintained through at least one-year in the Inspire therapy patients.
A second study, published by Dr. Clemens Heiser and team at the Technical University of Munich in the Journal of Sleep and Breathing in 2022, compared two similar parallel cohorts of patients who were initiating use of Inspire therapy (n=63) or CPAP (n=63). They found that Inspire therapy patients had larger improvements in sleepiness (an eight point reduction in Epworth Sleepiness Scale (“ESS”) with Inspire therapy versus a four point reduction in ESS with CPAP), and numerically higher usage in Inspire therapy patients versus CPAP patients (five hours per night with Inspire therapy versus four hours per night with CPAP). Additionally, the objective AHI outcomes were similar in both arms. Taken together, we believe these results suggest that Inspire therapy may be superior to CPAP at improving disease.
There are now multiple studies in which Inspire showed equivalent improvements in OSA outcomes as CPAP, and similar, if not potentially higher usage than CPAP. We believe these observed improvements could translate to better disease alleviation in patients unable to tolerate CPAP.
Large-scale Insights of Over Three Million Patient Nights from Inspire SleepSync™ Patient Database Showing Real-World Results
Inspire SleepSync™ patient management system helps physicians track therapy usage and outcomes, and the results of the first three million patient nights of data were presented by Dr. Jordan Weiner at the 2022 American Academy of Otolaryngology conference and Dr. Deborah Goss at the 2022 American Association of Sleep Medicine meeting. These data, the largest to date evaluating outcomes from Inspire therapy, show the results of

3.7 million patient-nights in 12,017 patients across 491 practices. These data showed that, in real-world use, Inspire therapy continued to show highly effective outcomes similar to the early clinical trials. Objective outcomes such as AHI and ESS were in the normalized ranges, and very high therapy usage of seven hours per night in the first 90 days, demonstrate high usage despite a previous history of CPAP intolerance.
Inspire Therapy Outcomes are Consistent in Both Majority and Minority Populations
Two 2022 publications increased our focus on evaluating Inspire efficacy across a broader range of patient race and ethnicity by leveraging the ADHERE registry, which is a database of real-world Inspire therapy outcomes. The first publication from Dr. Meena Khan and team, published in the Journal of Clinical Sleep Medicine, demonstrated that both White and Non-White patients had similar improvements in sleep apnea severity, with no notable differences in usage, AHI, or sleepiness. Similarly, a second analysis by Dr. Linda Magaña, presented at the 2022 meeting of the American Academy of Otolaryngology, examined the differences between Hispanic / Latino and non-Hispanic / non-Latino patients, and found that it demonstrated comparable outcomes. While there is an opportunity to continue to improve the adoption of Inspire therapy in minority populations, given the higher incident rates and under diagnosis in these groups, we believe these two analyses provide additional evidence that Inspire therapy is equally effective across race and ethnicity.
Comparison of Sleep Surgery Complication Rates versus Inspire Therapy
A 2021 paper published in Otolaryngology – Open Journal found that Inspire therapy had a lower complication rate and shorter hospital length of stay compared with sleep surgery, despite the fact that the Inspire population was older and had more co-morbidities. Combined with previous studies on sleep surgery outcomes, we believe these data demonstrate that Inspire therapy may improve outcomes compared to traditional sleep surgery in selected patients.
In 2022, a larger analysis was repeated on a national outcomes database, comparing post-operative operative safety and complication rates between Inspire therapy implants (n=1,201) versus palate surgery (n=3,364), which was the predominant OSA surgery prior to the introduction of Inspire therapy (Dr. Ryan Nord, Otolaryngology – Open Journal, 2022). This analysis found that Inspire therapy was safer than palate surgeries. Inspire therapy implantation had a much lower risk of emergency room readmission and complication rates in the first 90 days after surgery.
We believe a reduction in post-operative complication rates may help reduce clinical utilization costs versus traditional sleep surgery. Taken together, we believe these data suggest that Inspire therapy should be considered first prior to any traditional airway surgery.
Sales and Marketing
We have established a methodical approach to market development which centers on active engagement across three key stakeholders in the OSA treatment paradigm: patients, physicians, and sleep centers.

We sell our Inspire system through a direct sales force that primarily targets ENT physicians and sleep centers in the U.S. and Europe, and through distributors in Japan and Singapore. The implant procedure for our Inspire therapy is typically performed by an ENT physician or in some cases by a neurosurgeon. We also focus on sleep centers because they diagnose and manage large volumes of patients with sleep apnea and are often an important referral base for ENT physicians. In addition, because OSA is sometimes diagnosed during other procedures, we have developed programs to help educate general practitioners and specialists in other fields, such as cardiovascular surgeons, electrophysiologists, and dentists, regarding our Inspire therapy.
We have 225 sales territories in the U.S. and 12 in Europe. We seek to recruit sales representatives with strong sales backgrounds, direct experience developing markets with new technologies, and core knowledge of medical device coding, reimbursement, and the prior authorization process. In our Asian markets, we rely on our distribution partner for local sales and promotional activities.
We also utilize direct communication channels to inform and educate patients about Inspire therapy and to enable them to connect with active clinical sites that offer our Inspire systems. Our primary methods of patient outreach are Facebook, Google ad placements, radio advertisements (either local or satellite), and television advertisements (either local or national). The objective of this outreach is to bring patients to our website, where they can find educational materials and videos on sleep apnea and the use and benefits of our Inspire therapy, contact information for physicians and clinical sites, and information regarding community awareness events.
We believe our patient outreach efforts have been effective in bringing potential patients to our website and facilitating contact with our clinical sites. During 2022, we had over 13.8 million visits to our website, which generated more than 78,000 contacts with physicians throughout the year.
In 2020, we launched the Inspire Sleep app for patients' smart phones. This app is an educational tool for patients and also interfaces with SleepSyncTM to allow physicians to collect clinical data from patients directly. We continue to enhance the functionality of this app as part of our overall digital platform development. Since launch, over 60,000 copies of the app have been downloaded to smartphones.
Commercial Activities Outside of the U.S.
Our general practice is to limit commercial investments in countries until such time as there is a determined reimbursement pathway. We have 12 sales territories in Europe and we sell our products through a distributor in Japan and Singapore. We provide consistent training in Europe, Japan, and Singapore as is conducted in the U.S. and have established a support team in Europe for patient outreach and education, implant support, and device programming. In our Asian markets we assist our distribution partner with patient outreach and education initiatives. We expect to continue to scale our commercial activities in Europe as we continue to develop country-wide reimbursement in additional markets. We continue to work on the reimbursement process in Australia and hope to commercialize Inspire therapy there.
Third-Party Reimbursement
Our market access team is responsible for all of our reimbursement processes and initiatives. Our team includes 25 professionals who are focused on all key aspects of reimbursement, which include coding, payment, coverage, and prior authorization.
Coding and Payment
In the U.S., we sell our products to hospitals and ASCs. These customers in turn bill various third-party payors, such as commercial payors and Medicare, for the cost required to treat each patient.
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using CPT codes, which are created and maintained by the AMA. The procedures performed to implant, revise, or explant our device are described for billing purposes using Category I CPT codes (64582, 64583, and 64584, respectively) to identify hypoglossal nerve stimulator services. A Category I code (42975) is used for DISE, which is a required procedure to determine which patients are appropriate for Inspire therapy.

Physician reimbursement under Medicare is based on a defined fee schedule, the Medicare Physician Fee Schedule, through which payment amounts are determined by the relative values of the professional service rendered. Medicare provides reimbursement to our hospital customers under the hospital outpatient prospective payment system ("OPPS") which provides bundled amounts generally intended to reimburse the hospital for all facility costs related to procedures performed in the hospital outpatient setting. Under OPPS, the 2023 national average Medicare payment to the hospital for this procedure is $29,358, which is intended to cover the hospitals’ costs for the device and facilities and resources required for the implantation procedure. The 2023 Medicare national average ASC reimbursement rate is $25,180. The physician’s professional services are reimbursed separately under the Medicare Physician Fee Schedule. The 2023 Medicare national average physician fee for the implant is $873. The 2023 Medicare national average reimbursement rate for the DISE procedures is $97.
Reimbursement rates from commercial payors vary depending on the procedure performed, the commercial payor, contract terms, and other factors.
Commercial Payor and Government Program Coverage
A core pillar of our reimbursement strategy involves broadening our third-party payor coverage when possible. We continue to have active discussions with commercial payors to establish new and modify existing positive coverage policies by highlighting our compelling and robust clinical data, increased patient demand, and support from leading medical societies and key opinion leaders. We have been successful in obtaining prior authorization approvals from most commercial payors for the Inspire device and procedure. Historically, commercial payors cover approximately 70% of Inspire implants in the U.S. We estimate that the majority of patients who meet the FDA indication for Inspire therapy are covered by commercial insurance companies and we have secured coverage policies with virtually all major national commercial payors.
All seven MACs provide coverage of Inspire therapy when certain coverage criteria are met. Medicare beneficiaries have historically accounted for approximately 25% of all Inspire system implantations in the U.S. In addition, we have a contract with the U.S. government that covers implantations of our Inspire system performed in Veterans Affairs and military hospitals, which account for approximately 5% of all Inspire system implantations historically in the U.S.
Prior Authorization Approval Process
A second pillar of our reimbursement strategy includes leveraging our market access team to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment. We believe our market access team is highly effective in working with patients and physicians to obtain prior authorizations for our Inspire system including assisting with the appeals process. We have received hundreds of prior authorization approvals from all of the largest commercial payors, for example Anthem, Cigna, Blue Cross Blue Shield, United Healthcare, and Humana. We believe we will continue to benefit from this efficient prior authorization process.
Reimbursement Outside of the U.S.
Outside the U.S., reimbursement levels vary significantly by country and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries require additional clinical data before granting or expanding coverage and reimbursement for our products. In general, obtaining broad-based reimbursement and adequate payment for new technologies is more difficult in these markets than in the U.S. Some countries require new medical technologies to not only be safe and effective, but also to be able to demonstrate clinical benefits that outweigh the costs when compared to the standard of care. As in the U.S., reimbursement decisions can change, resulting in the elimination or reduction of reimbursement payments, which could adversely affect our financial results and our ability to invest in and grow our business.
We currently have country wide reimbursement in Germany, the Netherlands, Switzerland, and Japan. We are in the final process to have the Inspire IV system included in the French Haute Autorité De Santé listing of products and services qualifying for reimbursement (LPPR) of approved technologies for reimbursement across the French health system. We are similarly awaiting publication of a nationwide positive national health reimbursement decision in Belgium. We continue to pursue permanent reimbursement in target markets across the Asia Pacific, including Australia, and Europe, including Spain, the United Kingdom, and the Nordic region.
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
After our 2007 inception and contemporaneous spin-off of the Inspire business from Medtronic, our primary focus was to requalify the Inspire II system and resume clinical trial activity. We completed a phase I feasibility trial along with a phase II dosing or patient selection trial in 2009. In 2011, we began our phase III pivotal STAR trial. The STAR trial was completed and published in the New England Journal of Medicine in 2014 and we received PMA in 2014. Additionally, the device was CE marked for commercialization in Europe in 2010.
We continue to invest in advancing our Inspire system with the goal of providing patients more effective and less invasive therapy for OSA. In 2017, we released the Inspire IV neurostimulator, which is 40% smaller than the previous version while maintaining approximately 11 years of battery life. Patients with this version of the Inspire system are now able to undergo an MRI scan of the head or extremities. The Inspire IV device was launched in the U.S. in 2017, and in Europe in 2018.
Our newly designed respiratory sensing lead was developed in 2017 and was approved by the FDA in 2019. This lead was introduced in Europe in 2018 and in the U.S. in 2019. The lead has a significantly smaller profile, including a reduction in diameter of 49 percent as compared to the prior design. This smaller profile is intended to simplify surgical placement along with several other features to enable easier implanting, and potentially reduce surgical time for an ENT surgeon.
Our next generation of the Inspire neurostimulator is in development, and we also have an active project to improve the physician programmer. Our Bluetooth®-enabled patient remote control was approved by the FDA in December 2021 and the initial commercial launch occurred in 2022. We have launched a cloud-based patient management system called SleepSync™, which allows physicians to monitor patient compliance and more efficiently coordinate patient care. In 2020, we launched the Inspire Sleep app for patients' smart phones. The first version of the app was an educational tool, and the second version interfaces with the Inspire Cloud and allows physicians to collect clinical data from patients directly. We continue to enhance the functionality of this app as part of our overall digital platform development.
SleepSync™ and our app are initial steps in establishing interconnectivity between the patient and their healthcare provider with a long-term plan to improve outcomes by tracking patient activity and adherence, and monitoring for any issues with device use.
Additional Indications
We have sought and continue to seek to expand the approved indications for our Inspire therapy. For instance, in 2020, we received FDA approval for an expanded age-range of patients who can be treated with Inspire therapy, which now includes 18 to 21-year old patients. In August 2022, we submitted an application to seek FDA authorization to provide therapy to the pediatric population with Down’s Syndrome. Additionally, in July 2022, the Inspire system received Breakthrough Device Designation from the FDA for application to increase the upper limit of AHI to up to 100 events per hour from the original 65 events per hour, and to raise the BMI warning for patients with a BMI of up to 40 from the previous limit of 32.

Our research and development team focuses on the products currently under development, including our clinical studies that include efforts to improve patient selection, expand indications, and simplify patient management, as well as feasibility studies in which we are evaluating new ways to deliver neuromodulation for OSA therapy and different design configurations to enhance product functionality for future generations of the Inspire system. One example is our PREDICTOR study, which completed enrollment of 300 patients in 2022, which aims to remove the DISE requirement for patients less likely to have concentric collapse.
Competition
Our industry is subject to rapid change from the introduction of new products and technologies and other activities of industry participants. We compete as a second-line therapy in the OSA treatment market for patients with moderate to severe OSA.
We consider our primary competition to be other neurostimulation technologies designed to treat OSA, though we are currently the only such technology approved for commercialization in the U.S. by the FDA. Outside the U.S., we compete with LivaNova and Nyxoah. LivaNova, which markets an open-loop neurostimulation device, is currently conducting clinical trials of its device in the U.S. Nyxoah markets an open-loop bilateral hypoglossal nerve stimulation device in certain countries outside the U.S. and is conducting its first pivotal trial as it seeks FDA approval in the U.S. A dug candidate produced by Apnimed is entering a Phase 3 clinical trial to assess the viability of its pharmaceutical to treat OSA. We believe other emerging businesses are in the early stages of developing neurostimulation devices or early-stage pharmaceutical approaches.
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
We also compete with other medical technology companies to recruit and retain qualified personnel.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2022, we had rights to 66 issued U.S. patents, which will expire between 2023 and 2040 assuming all required fees are paid, 80 pending U.S. patent applications, 43 issued foreign patents, and 73 pending foreign patent applications. Our patents cover aspects of our current Inspire system and future product concepts. Some of the issued foreign patents and pending foreign patent applications preserve an opportunity to pursue patent rights in multiple countries.
There is no active patent litigation involving any of our patents and we have not received any notices of patent infringement.
As of December 31, 2022, we had 143 pending and registered trademark filings worldwide, some of which may apply to multiple countries.
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
License Agreement with Medtronic
In 2007, we entered into an assignment and license agreement with Medtronic ("the Assignment and License Agreement") pursuant to which Medtronic assigned certain patents and trademarks to us and granted to us a worldwide, royalty-free license to certain other patents and technical information to make, use, import and sell products, and to practice methods in the field of electrical stimulation of the upper airway for the treatment of OSA ("the Field"). We share co-exclusive rights with Medtronic under this license; however, Medtronic may not exercise its rights unless we make an assignment for the benefit of our creditors, file or have filed against us a bankruptcy petition or go into receivership. We also granted to Medtronic certain worldwide, royalty-free, exclusive licenses to the patents Medtronic assigned to us, as well as other intellectual property (including but not limited to Technical Information (as defined in the Assignment and License Agreement)) that applies to a device and methods with certain specifications for use in the Field, to make, use, import and sell products, and to practice methods outside of the Field. The licenses granted are perpetual and irrevocable.
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
We have experienced and continue to experience supply disruptions which began during the COVID pandemic, but have managed to avoid any significant supply and inventory issues or delay in implant procedures due to those issues, although there can be no assurance that we will avoid significant supply disruptions in the future.
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
In addition to U.S. regulations, we are subject to a variety of regulations in the EEA governing clinical trials and the commercial sales and distribution of our products. Whether or not we have or are required to obtain FDA clearance or approval for a product, we will be required to obtain authorization before commencing clinical studies and to obtain marketing authorization or approval of our products under the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical studies or commercialize our products in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval.
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
PMA Pathway
In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical studies. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.
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
Clinical Studies
Clinical studies are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption ("IDE") regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical studies. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical study to proceed under a conditional approval. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.
In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board ("IRB") for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical studies may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical study after obtaining approval for the study by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, study monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a study begins, we, the FDA or the IRB could suspend or terminate a clinical study at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
Expedited Development and Review Programs
Following passage of the 21st Century Cures Act, the FDA implemented the Breakthrough Devices Program, which is a voluntary program offered to manufacturers of certain medical devices and device-led combination products, including ours, that may provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and health care providers with more timely access to qualifying devices by expediting their development, assessment and review, while preserving the statutory standards for FDA marketing authorization. The program is available to medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and that the device meets one of the following criteria: (i) the device represents a breakthrough technology, (ii) no approved or cleared alternatives exist, (iii) the device offers significant advantages over existing approved or cleared alternatives, or (iv) the availability of the device is in the best interest of patients. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and prioritized review of premarket submissions.
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
Compliance with the essential requirements is a prerequisite for CE mark without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the essential requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
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
All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.
The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein, and Iceland.
Brexit
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to EU Medical Devices Directive and AIMDD whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom (“UK”) Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2024. Devices bearing CE marks issued by EU notified bodies under the EU Medical Devices Regulation, the EU Medical Devices Directive or AIMDD are now subject to transitional arrangements. In its consultation response, the MHRA indicated that the future UK regulations will allow devices certified under the EU Medical Devices Regulation to be placed on the market in Great Britain under the CE mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Devices certified under the EU Medical Devices Directive or AIMDD could continue to be placed on the market until either the certificate expires or for three years after the new regulations take effect, whichever is sooner. Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessed ("UKCA") mark. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.
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
•clinical studies;
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
The implementation of the Affordable Care Act (the "ACA") in the U.S., for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the Medicare Access and CHIP Reauthorization Act of 2015 enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.
We expect additional state, federal, and foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state, and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
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
Seasonality
Historically, we have experienced seasonality in our first and fourth fiscal quarters, and we expect this trend to continue. In the U.S., we have experienced, and may in the future experience, higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. Conversely, in the first quarter, many U.S. patients' insurance deductibles reset, requiring more out-of-pocket costs, which negatively impacts our sales during this period.
Human Capital
We pride ourselves on our innovative and collaborative work environment, which we believe has driven our success and which we seek to uphold through a diverse workforce, generous compensation and benefits, open communication, a focus on employee health, wellbeing and engagement, and robust training and development programs.
Employees
As of December 31, 2022, we had 755 employees, of which 722 are in the U.S., 32 are in Europe and one is in Japan. We increased the number of employees by 56% during 2022 to support the rapid growth of our business.
None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
Code of Business Conduct and Ethics
Inspire is committed to conducting business in accordance with the highest ethical standards and applicable laws. We maintain, and all of our employees are expected to adhere to our Code of Business Conduct and Ethics (the “Code of Conduct”), which serves as the foundation of Inspire’s core values that drive our company’s culture. All employees must certify they understand and comply with the expectations contained in the Code of Conduct. We also maintain an anonymous hotline for employees to report concerns regarding violations of the Code of Conduct. In addition, our employees complete training and education at least annually on a range of important topics related to our Code of Conduct.
Compensation and Benefits
Our human capital strategies, initiatives, and outcomes are reviewed on a regular basis with our Board’s Organization and Compensation Committee to help align with the company’s overall business strategies. In 2022, the Committee engaged an independent consulting firm to assess the market competitiveness of our compensation programs and offerings. We believe strongly in providing employees with the opportunity to participate as owners of the company. All of our full-time employees are eligible to receive annual grants of stock awards, which may include stock options, restricted stock units, or performance stock units, and can elect to participate in our employee stock purchase program. Additionally, beginning in 2022, we incorporated a 401(k)-employer match for all U.S.-based employees.
We typically complete a pay equity analysis every other year at the request of the Organization and Compensation Committee. The Committee reviews the detailed analysis with an outside consulting firm and reports the results to the full Board. Based on the results of the 2021 analysis, we believe our compensation programs are fair and equitable. The next analysis is expected to be completed in 2023.
Talent Management
With our aggressive growth objectives, it is imperative that we continue to hire exceptional talent and invest in the growth and development of our existing employees. Inspire’s growth has required several strategies to attract talent and meet our headcount plans. We have a strong internal referral network in which between 50% to 60% of all hires have been from internal referrals. This is supplemented with search partners, who meet with our talent acquisition team on a quarterly basis to review and provide the most up-to-date public information so that potential candidates can fully understand the potential that employment with Inspire can offer. Our search firms’ partners include U.S. veteran, women-owned, and minority-owned organizations. Even with aggressive headcount growth, our global attrition rate has been less than 11%.
We seek to foster a culture where learning is continuous. We believe in our people and their ability to accept new responsibilities and challenges, and to grow with us to contribute to our success. We look to foster growth through professional development and learning programs, as well as practical experience leading projects or teams. To support newly promoted leaders, we have implemented a leadership program entitled, “Boss to Coach,” which is specially designed to help them succeed in their expanded roles. Additionally, we provide leadership coaching opportunities through external partners. Our leadership team participates in a talent review and succession planning exercise typically annually in order to identify organizational needs, development opportunities, and potential future leaders. This has enabled us to identify the resources and skill sets needed to meet our growth objectives.
Over 50% of our leadership promotions have been from within. In 2022, we launched tools that support individual managers as they seek to enhance their leadership skills and deepen their team’s engagement.
To encourage further professional development of our employees, in 2022 we introduced a tuition reimbursement program for those pursuing an advanced degree.
Diversity, Equity, and Inclusion
We strive to create a culture in which all employees feel heard, respected, and valued. All new employees participate in training focused on appropriate, respectful, and inclusive workplace behavior. In 2020, we created an engaging training initiative for all employees which encourages awareness of unconscious bias and microaggressions. Building on our 2020 program, during 2021, we implemented sessions specifically for Inspire leaders to create respectful culture within their teams. The goals of these programs are to encourage broad and diverse viewpoints to achieve the best outcomes for our patients, customers, and employees, and to build awareness of how our own behaviors impact our colleagues.
In addition to new employee training focused on creating a harassment-free work environment, managers participate in facilitator-led training focused on the importance of inclusivity and diversity of thought. Leaders are provided information and tools that help them, with the assistance of our Human Resources team, to investigate and address issues. The program, entitled “Humanity is our Superpower,” was launched in 2022. Following the program, leaders meet as a team and review ideas for creating an environment where inclusion prospers.
During talent acquisition, our recruiting team reinforces with hiring managers the importance of seeking and engaging with diverse candidates. In order to develop a more diverse talent pool, we actively seek diverse candidates to participate in our Internship Program and routinely host activation events at college campus career fairs. We also partner with four external agencies, including veteran and women-owned organizations, to supplement field hiring with a focus on diverse candidate slates.
As of December 31, 2022, 46% of our workforce was female, and 14% identified as a member of minority racial group.
Charitable Giving
Our employees are passionate about improving the lives of others. This passion is at the core of our various philanthropic initiatives that our company and employees support, through which, we have had significant positive impact on our community over the years. As our business continues to grow and expand geographically, we intend to build upon that impact by expanding these initiatives in ways that are aligned with our community giving goals.
Environmental, Social, and Governance
As our business continues to grow and develop, we recognize the importance of making responsible business decisions for the benefit of all of our stakeholders, including our stockholders, customers, employees, partners, the communities in which we work and live, as well as the planet. To that end, we are in the process of designing, evaluating, and implementing a corporate Environmental, Social and Governance ("ESG") program and engaged an outside consultant to help us conduct a materiality assessment and develop a strategy, including short, intermediate and long-term objectives. We published our inaugural ESG Report in December 2022, which is available on our website, and expect to continue reporting on our progress to our various stakeholders annually.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, amendments to such documents and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We also make these filings available, free of charge, under the Investor Relations section of our website at www.inspiresleep.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, ESG Report, and the charters for the committees of our Board of Directors are also available free of charge at https://investors.inspiresleep.com. Information on our website, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, ESG Report, and committee charters, is not part of this or any other report we file with, or furnish to, the SEC.

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
We have incurred net losses since our inception in 2007. For the years ended December 31, 2022, 2021, and 2020, we had net losses of $44.9 million, $42.0 million, and $57.2 million, respectively. As of December 31, 2022, we had an accumulated deficit of $324.3 million. To date, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility, the initial public offering of our common stock that closed in May 2018 ("IPO"), and the three follow-on offerings of our common stock that closed in December 2018, April 2020, and August 2022. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities.
Since 2011, our revenue has been derived, and we expect it to continue to be derived, primarily from sales of our Inspire system. Because of its recent commercial introduction, in particular in Singapore, our Inspire system has limited product and brand recognition, particularly in new markets. In addition, demand for our Inspire system may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of our Inspire system, or from any products we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows.
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
We began selling our Inspire system in 2011 in certain European countries, in 2014 in the U.S., in 2021 in Japan, and in 2022 in Singapore. Sales of our Inspire system accounted for primarily all of our revenue for the years ended December 31, 2022, 2021, and 2020. We expect that sales of our Inspire system will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by patients, physicians, and sleep centers, among others, of our Inspire therapy to treat moderate to severe OSA in patients who are unable to use or get consistent benefit from CPAP.
We cannot ensure that our Inspire therapy will achieve or maintain broad market acceptance among physicians and patients. Any failure of the Inspire system to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

If patients or physicians are not willing to change current practices to adopt our Inspire therapy to treat moderate to severe OSA, our Inspire therapy may fail to gain increased market acceptance, and our business will be adversely affected.
Our primary strategy to grow our revenue is to drive an increase in the adoption of our Inspire therapy to treat patients with moderate to severe OSA who are unable to use or get consistent benefit from CPAP. While the number of physicians prescribing our Inspire therapy has increased, there is a significant group of physicians who have not yet adopted our Inspire therapy, and additional physicians may choose not to adopt our Inspire therapy for a number of reasons, including, for example:
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
Physicians and other medical professionals commonly screen and treat patients with moderate to severe OSA and are likely to prescribe more conventional second-line treatment methods for patients who are unable to use or obtain consistent benefit from CPAP. We believe that educating physicians in appropriate disciplines and other medical professionals about the clinical merits and patient benefits of our Inspire therapy as a treatment for moderate to severe OSA is a key element of increasing the adoption of our Inspire therapy. If additional physicians or other medical professionals do not adopt, or existing physician customers cease prescribing our Inspire therapy for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.
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
We currently derive all of our revenue from sales of our Inspire system and expect this to continue for the foreseeable future. The primary customers for our products are hospitals and ASCs. Our customers typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used and bill patients for any deductibles or co-payments. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition, and results of operations, and impair our ability to grow our business.
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
Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the U.S. and in international markets. In Europe, reimbursement is entirely regulated at the member state level, varies significantly between member states, and member states are facing increased pressure to limit public healthcare spending. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval or certification may not be available or adequate in either the U.S. or international markets, which could have an adverse effect on our business, financial condition and results of operations, and impair our ability to grow our business.
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
Many of the companies against which we compete may have competitive advantages with respect to primary competitive factors in the OSA treatment market, including, for example:
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
Our business, financial condition, results of operations and growth has been and could in the future be significantly harmed by the effects of the COVID-19 pandemic or other pandemics.
The COVID-19 pandemic has negatively impacted our business, results of operations and financial condition by significantly decreasing and delaying the number of Inspire therapy procedures performed and patients screened for eligibility for Inspire therapy, and the COVID-19 pandemic may continue to negatively impact our business, results of operations and financial condition. The number of Inspire therapy procedures performed, similar to other elective surgical procedures, decreased in 2020 and early 2021 compared to pre-pandemic levels as health care organizations in the U.S. and globally have prioritized the treatment of patients with COVID-19. Resurgences of COVID-19 in various U.S. and European regions, Japan, and Singapore have, and may in the future, negatively impact our procedure volumes. The COVID-19 pandemic continues to rapidly evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable. The COVID-19 pandemic may adversely impact our procedure volumes. These measures and challenges may continue for the duration of the pandemic, which is uncertain, and may reduce our revenue and negatively impact our business, results of operations and financial condition while the pandemic continues. Further, if there are additional or reinstated government mandated or recommended cancellations of elective surgical procedures, this could create in the future a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers, and as a result, patients seeking Inspire therapy procedures to be performed may have to navigate limited provider capacity which could have a significant adverse effect on our business, results of operations and financial condition. Other future pandemics may lead to similar impacts.
Numerous foreign, state, and local jurisdictions have imposed, and others in the future may impose orders and restrictions to control the spread of COVID-19. These disruptions have included, and future disruptions may also include, restrictions on our personnel and personnel of partners to travel and access customers for training and case support; inability of our suppliers to manufacture and test our Inspire therapy and its components and to deliver these on a timely basis, or at all; inventory shortages or obsolescence; delays in approvals or certifications by regulatory authorities or notified bodies; delays in ongoing preclinical studies; delays in operations at insurance agencies, which may impact timelines for the issuance of insurance coverage policies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, delays in growing or reductions in our sales team, and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our Inspire system. The extent to which the COVID-19 pandemic or other future pandemics cause disruptions to our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19, future waves of infection, and the actions to contain COVID-19 or treat its impact, among others.
The disruption to global financial markets or a recession or market correction resulting from the COVID-19 pandemic or other future pandemics could materially affect our business. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Inspire systems sold.
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
•demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical studies;
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
Our quarterly and annual results of operations have in the past and may in the future vary significantly and future period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Such factors may include, for example, seasonal variations in our sales or required postponements of elective surgical procedures effected during a health crisis, as was the case with the COVID-19 pandemic. We generally experience and may in the future experience higher sales in the U.S. during the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. Alternatively, in the first quarter, many U.S. patients' insurance deductibles reset, requiring more out-of-pocket costs, which negatively impacts our sales during this period.
Other factors that may cause fluctuations in our quarterly and annual results include, but are not limited to:
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
•results of clinical research and studies on our existing products and products in development;
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
We have experienced and continue to experience supply disruptions which began during the COVID pandemic, and our efforts to maintain higher levels of inventory to protect ourselves from supply interruptions may not be successful in avoiding significant supply and inventory issues or delay in implant procedures. As a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. For example, during the three months ended September 30, 2022, we recorded a charge of $2.8 million for obsolete inventory and component parts related to product introductions which were completed in October 2022, including the new silicone leads and the Bluetooth®-enabled patient remote.
We rely on a limited number of third-party suppliers and contract manufacturers for the manufacture and assembly of our products, and a loss or degradation in performance of these suppliers and contract manufacturers could have a material adverse effect on our business, financial condition, and results of operations.
We rely on third-party suppliers and contract manufacturers for the raw materials and components used in our Inspire system and to manufacture and assemble our products. The suppliers that provide certain materials and components are sole suppliers. These sole suppliers, and any of our other suppliers or our third-party contract manufacturers, may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components, and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While our suppliers and contract manufacturers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products or prevent delays in the delivery of their products, which could be adversely affected due to, for example, natural and man-made disasters, public health emergencies such as the COVID-19 pandemic, product quality issues, other catastrophic events, the macroeconomic environment including supply chain constraints, higher inflation and interest rates, the nature of our agreements with our contract manufacturers, our relative importance to such manufacturers as a customer or a contract manufacturer's decision to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any change in or termination of our relationships with these third parties, or if our manufacturers are unable to obtain the materials they need to produce our products at consistent prices or at all, we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
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
Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our Inspire system to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as delivery delays or loss, damage or destruction of any systems, such occurrences may damage our reputation and lead to decreased demand for our Inspire system and increased cost and expense to our business. Similarly, strikes, severe weather, natural disasters, public health crises or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our Inspire system on a timely basis.
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
We currently sell our Inspire system through a direct sales force that targets ENT physicians and sleep centers in the U.S. and Europe, and also utilize various direct-to-consumer marketing initiatives, including paid online search, radio, television, social media, and online videos. In Japan and Singapore, we sell our products through a distributor. As of December 31, 2022, our direct sales and marketing organization, including reimbursement personnel, consisted of 523 employees, having increased from 72 employees as of December 31, 2017. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our Inspire system, our revenue may be adversely affected.
In order to generate future revenue growth, we plan to continue to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. Additionally, our future success will depend largely on our ability to continue to hire, train, retain, and motivate skilled sales and reimbursement personnel with significant industry experience and technical knowledge of implantable devices and related products. Because the competition for their services is high, we cannot ensure that we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales and reimbursement personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our Inspire system, which could have an adverse effect on our business, financial condition, and results of operations.
To successfully market and sell our Inspire system in markets outside of the U.S., we must address many international business risks.
Sales in markets outside of the U.S. accounted for approximately 3.2%, 5.3%, and 8.0% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Our strategy is to increase our international presence in Europe, including Germany and the Netherlands, as well as other international markets, such as Japan, Singapore, Hong Kong, and Australia. This strategy is subject to a number of risks, including:
•difficulties in staffing and managing our international operations;
•increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•reduced or varied protection for intellectual property rights in some countries;
•trade export restrictions, trade regulations, and foreign tax laws;
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
We primarily rely on our own direct sales force, which as of December 31, 2022, covered 225 territories in the U.S. and 12 in Europe, to market and sell our Inspire system. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force has in the past and may in the future subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our Inspire system, which could have a material adverse effect on our business, financial condition, and results of operations.
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
•withdrawal of clinical study participants;
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
Although we have product liability and clinical study liability insurance, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

If the quality of our Inspire system does not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.
In the course of conducting our business, we must adequately address quality issues that may arise with our Inspire system, including defects in third-party components included in our Inspire system. There can be no assurance that we will be able to eliminate or mitigate occurrences of quality issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our Inspire system does not live up to the expectations of physicians or patients as a result of the patient’s use of the product. For example, battery life will vary based on usage and therapy settings. Based on STAR trial therapy settings at the 12-month endpoint, the battery in our current generation neurostimulator is generally expected to last for approximately 11 years, but it may not last that long if a patient’s use of the device or chosen level of stimulation is greater than expected. The minimum estimated longevity based on STAR trial results is seven years. If the quality of our Inspire system does not meet the expectations of physicians or patients, then our brand and reputation with those physicians or patients, or our business, financial condition and results of operations, could be adversely affected.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Factors such as geopolitical events (including the ongoing war in Ukraine), inflationary pressures, impacts from the COVID-19 pandemic, and the U.S. election cycles have contributed to this volatility. These global economic conditions could result in a variety of risks to our business, including weakened demand for our Inspire system, and adversely impact our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
Failure of a key information technology system, process or site could have an adverse effect on our business.
We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing materials from suppliers, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. Our information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to damage or interruption from computer viruses and malware (e.g. ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. As a result of the COVID-19 pandemic, we and our third-party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Our third-party service providers and partners are also subject to these heightened risks. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, which could have an adverse effect on our business.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could lead to unauthorized access, disclosure and use of non-public information, including information from our ADHERE patient registry or other patient information we create, receive, maintain or transmit, including with respect to our Inspire Cloud, SleepSync™, or the Inspire Sleep app, which are governed by HIPAA and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.
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
We do not have redundant facilities. We perform substantially all of our research and development and back-office activity at a single location in Golden Valley, Minnesota. The majority of our finished goods inventory is maintained at a third party location in Tennessee. Our facility, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire, power outages, and public health crises, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
We rely on third-party distributors to effectively distribute our products in certain markets.
We depend or expect to depend in the future on qualified distributors for the marketing and selling of our products in certain markets. Currently, the markets in which we market and sell our products through distributors include Japan, Singapore, and Hong Kong. If our distributors fail to effectively market and sell our Inspire system in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires significant time and resources. To develop and expand our distribution, we may be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a distributor in a given market terminates, we may be unable to replace that distributor without disruption to our business, or we may decide to transition to a direct sales force in that market. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage, train or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, or if we are unable to successfully transition to a direct sales force in markets previously served by distributors, we may not achieve expected revenues or may have a reduction in revenue and our operating results, reputation and business would be harmed.
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
As we grow our international presence and global operations, we will have increasing obligations to comply with trade and economic sanctions and other restrictions imposed by the U.S., the EU, and other governments and organizations. During the year ended December 31, 2022, approximately 3.2% of our total sales were made in EU member states, Japan, and Singapore. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act ("FCPA") and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). In addition, the U.K. Bribery Act of 2010 (the "Bribery Act") prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") and its research and development credit carryforwards to offset future taxable income. We are currently performing a detailed analysis to determine whether an ownership change has occurred and if a limitation exists. Based on the preliminary results of the analysis, we believe there is no evidence that this limitation would hinder the utilization of our net operating loss carryforwards or R&D credit carryforwards in the future. As of December 31, 2022, our gross federal NOL carryforward was $257.4 million. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.
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
The increasing and evolving focus on sustainability and environmental, social, and governance initiatives from regulators and stakeholders could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing and evolving public focus by investors, customers, environmental and social activists, the media, politicians, and governmental and nongovernmental organizations and other stakeholders on a variety of environmental, social, and governance (“ESG”) matters. We experience pressure to make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to ESG. If we are not effective in addressing ESG matters relevant to business, including meeting stakeholder expectations regarding relevant ESG goals, practices, initiatives, commitments, performance and/or public disclosures, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our ESG goals, initiatives, and commitments and measure achievement of those goals, initiatives, and commitments which could have an adverse impact on our business and financial condition. Moreover, the increasing attention to corporate ESG initiatives could also result in reduced demand for products, reduced profits, and increased investigations and litigation.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees.
This emphasis on ESG matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. As we continue to focus on our ESG goals, initiatives, commitments, performance, and disclosures, and as ESG-related laws, regulations, and voluntary and required disclosure standards and frameworks continue to evolve, we have expanded our public disclosures in these areas. Such disclosures may reflect goals, aspirations, commitments, and other expectations and assumptions, which are necessarily uncertain and may not be realized. If we fail to comply with new laws or regulations or accurately disclose against voluntary or required reporting standards or frameworks, our reputation and business could be adversely impacted.
Climate-related events and other events could harm our business.
Natural disasters, disease outbreaks and pandemics, power shortages, terrorism, political unrest, telecommunications failure, vandalism, geopolitical instability, war, climate-related events, and other events beyond our control could negatively impact our operations or otherwise harm our business. Such events may result in damage or loss of service to assets that our operations rely on, cause delays in product development or availability, or result in losses of critical data, any of which may adversely impact our operations.
In addition, the impacts of climate-related events on the global economy and our industry are rapidly evolving. Physical impacts of climate-related events (including but not limited to floods, droughts, more frequent and/or intense storms and wildfires), may disrupt our operations, as well as the operations of our suppliers and customers. Longer term physical impacts may also result in changing consumer preferences, which may adversely impact demand for certain of our products. Transition impacts of climate-related events may subject us to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Failure to disclose accurate climate-related events information in a timely manner may also adversely affect our reputation, business, or financial performance.

Risks Related to Government Regulation
Our products and operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.
We and our products are subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical studies; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance, approval, and certification; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.
The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA, foreign regulatory authorities, and notified bodies enforce these regulatory requirements through periodic unannounced inspections. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances, approval, or certifications; withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.
We may not receive the necessary approvals or certifications for our future products or expanded indications, and failure to timely obtain necessary approvals or certifications for our future products or expanded indications would adversely affect our ability to grow our business.
An element of our strategy is to continue to upgrade our products, add new features and expand the indications and uses for our current products. In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive PMA from the FDA. In the process of obtaining PMA, which was required for our Inspire system, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical study, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
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
•the disagreement of the FDA or the applicable foreign regulatory authority or notified body with the design or implementation of our clinical studies or the interpretation of data from pre-clinical studies or clinical studies;
•serious and unexpected adverse device effects experienced by participants in our clinical studies;
•the data from our pre-clinical studies and clinical studies may be insufficient to support approval or certification, where required;
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

Subject to the transitional provisions, in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces EU Medical Devices Directive and the AIMDD. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to our products, without which they cannot be sold or marketed in the EU. See — Government Regulation. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU. The aforementioned EU rules are generally applicable in the EEA, and non-compliance with the above requirements would also prevent us from selling our products in these three countries.
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
Modifications to our products may require us to obtain new PMAs or approvals of a PMA supplement or certification, and if we market modified products without obtaining necessary approvals or certifications, we may be required to cease marketing or recall the modified products until required approvals are obtained.
Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for the indications that are necessary or desirable for successful commercialization or could require clinical studies to support any modifications. Similar requirements may apply in foreign jurisdictions where we market our products. Any delay or failure in obtaining required approvals or certifications would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
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

Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA and foreign requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or certifications; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s or applicable foreign regulatory authority's or notified body's refusal to grant pending or future clearances, approvals or certifications for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us or our employees.
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
We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. In addition, legislation in the U.S. and the EU may impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business.
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
We are subject to federal, state and foreign fraud and abuse laws, and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to: the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, the federal Civil Monetary Penalties Law, federal criminal fraud and abuse laws under HIPAA, analogous state and foreign law equivalents of each of the foregoing. See Part I, Item 1. "Business — Government Regulation."
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
We are subject to U.S. federal, state, and foreign laws and regulations imposing obligations on how we collect, store and process health-related and other personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.
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
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
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
We may also be subject to U.S. federal rules, regulations, and guidance concerning data security for medical devices, including guidance from the FDA. State privacy and security laws vary from state to state and, in some cases, can impose more restrictive requirements than U.S. federal law. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to individuals for misuse of personal information. For example, the California Consumer Privacy Act of 2018 (the "CCPA") went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. Further, the California Privacy Rights Act (the "CPRA") went into effect on January 1, 2023 and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and additional compliance investment and potential business process changes may be required.
In Europe, we are subject to the requirements of the GDPR (and national laws implementing the GDPR) because we are “established” in certain EU countries and we are processing personal data of individuals located in the EU and EEA in the context of these establishments, as well as offering of goods to, and/or monitoring the behavior of, individuals in the EU and EEA in connection with our clinical investigations. The GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data subject to the GDPR. If we do not comply with our obligations under the GDPR, we could be exposed to significant fines the greater of EUR 20 million or 4% of total global annual turnover for certain breaches. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal information could be transferred from the EEA (and the UK) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contract clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
We are also subject to evolving EU and EEA privacy laws on cookies and e-marketing. In the EU and the UK, informed consent is required for the placement of a cookie or similar technologies on an individual’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State, and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of such technologies, as well as civil claims including class actions, and reputational damage.

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
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the Affordable Care Act (the "ACA") was enacted in the U.S., which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the ACA:
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted, such as the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, and the Medicare Access and CHIP Reauthorization Act of 2015, among others. See Part I, Item 1. “Business — Government Regulation.” The expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our Inspire system, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition and results of operations.
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
The clinical study process required to obtain regulatory approvals or certifications is lengthy and expensive with uncertain outcomes. If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the U.S. or foreign approval or certification, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.
We have obtained PMA for our Inspire system. In order to obtain PMA for a device, the sponsor must conduct well-controlled clinical studies designed to assess the safety and efficacy of the product candidate. Conducting clinical studies is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical studies but cannot be certain that the studies will ever result in commercial revenue. We may experience significant setbacks in clinical studies, even after earlier clinical studies showed promising results, and failure can occur at any time during the clinical study process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical studies.
We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals, clearances or certifications of new product lines, or for the approval of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events during that could adversely affect the costs, timing or successful completion of our clinical studies, including:
•we may be required to submit an IDE application or similar application to the FDA or a foreign regulatory authority, which must become effective prior to commencing human clinical studies, and the FDA or foreign regulatory authority may reject our IDE or similar application and notify us that we may not begin investigational studies;
•regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical studies;
•regulators and/or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical study, or to conduct or continue a clinical study at a prospective or specific study site;
•we may not reach agreement on acceptable terms with prospective contract research organizations ("CROs") and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
•clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;
•the number of subjects or patients required for clinical studies may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, and the number of clinical studies being conducted at any given time may be high and result in fewer available patients for any given clinical study, or patients may drop out of these clinical studies at a higher rate than we anticipate;
•our third-party contractors, including those manufacturing products or conducting clinical studies on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we might have to suspend or terminate clinical studies for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•we may have to amend clinical study protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB or other review bodies and/or regulatory authorities for re-examination;

•regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
•the cost of clinical studies may be greater than we anticipate;
•clinical sites may not adhere to the clinical protocol or may drop out of a clinical study;
•we may be unable to recruit a sufficient number of clinical study sites;
•regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical studies may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•approval policies or regulations of FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval or certification; and
•our current or future products may have undesirable side effects or other unexpected characteristics.
Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the study protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical study, patient compliance, competing clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical studies if the study protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical studies of a competitor’s product candidate. In addition, patients participating in our clinical studies may drop out before completion of the study or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical study may delay commencement or completion of the clinical study, cause an increase in the costs of the clinical study and delays, or result in the failure of the clinical study.
Clinical studies must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs and other reviewing bodies at the medical institutions where the clinical studies are conducted. In addition, clinical studies must be conducted with supplies of our devices produced under current good manufacturing practice requirements and other regulations. Furthermore, we rely on CROs, and clinical study sites to ensure the proper and timely conduct of our clinical studies and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical studies in compliance with good clinical practice ("GCP") requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study in accordance with GCP requirements or are delayed for a significant time in the execution of studies, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical studies that are conducted in countries outside the U.S. may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.
Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and efficacy of our system or any product we may develop in the future would prevent receipt of regulatory clearance, approval or certification and, ultimately, the commercialization of that product or indication for use. Even if our future products are cleared or approved in the U.S., commercialization of our products in foreign countries would require approval by regulatory authorities or certification by notified bodies in those countries. Approval and certification procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical studies. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.
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
In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down the designation process. Currently designated notified bodies have severe capacity constraints and are facing a large amount of requests for recertification of products under the MDR as a consequence of which review times have lengthened. This situation could significantly impact our ability to grow our business in the EU and EEA.
Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the U.S. have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other regulatory authorities and notified bodies from conducting their regular inspections or audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Intellectual Property Matters
If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.
Our commercial success depends in part on our success in obtaining and maintaining issued patents, trademarks and other intellectual property rights in the U.S. and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.
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
We own numerous issued patents and pending patent applications that relate to our system. As of December 31, 2022, we had rights to 66 issued U.S. patents, 43 issued foreign patents, 80 pending U.S. patent applications, and 73 pending foreign patent applications. Assuming all required fees are paid, issued U.S. patents owned by us will expire between 2023 and 2040.
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

Risks Related to Our Common Stock
The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including, for example:
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
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the agreement governing our former credit facility precluded, and any future debt agreements may preclude, us from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

General Risk Factors
Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations and financial condition.
We are subject to taxation in several countries, and changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition. As such, we are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws in one or more jurisdictions, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in the future and otherwise adversely affect our tax positions and/or our tax liabilities. We are currently unable to predict what changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us or our consumers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flow. There can be no assurance that our effective tax rates, tax payments or tax credits will not be adversely affected by changes in tax laws in various jurisdictions.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal office is located in Golden Valley, Minnesota, where we lease approximately 70,000 square feet of office space. We lease this space under non-cancelable operating lease agreements that expire May 31, 2028, with options to renew for one additional period of five years. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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
Holders
As of February 3, 2023, there were approximately 16 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
None.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment Select Industry Index and (ii) the NYSE Composite for the period from May 3, 2018 (the date our common stock commenced trading on the NYSE) through December 31, 2022. The graph assumes an investment of $100 in our common stock at market close on May 3, 2018 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		May 3,	December 31,
Stock or Index	Ticker	2018	2018	2019	2020	2021	2022
Inspire	INSP	$100.00	$169.14	$297.08	$752.96	$920.98	$1,008.33
NYSE Composite	NYA	100.00	91.78	112.27	117.21	138.50	122.53
S&P Healthcare Equipment Select	SPSIHE	100.00	97.68	119.57	158.82	164.09	125.46

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of February 10, 2023, we have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors provide coverage of Inspire therapy when certain coverage criteria are met.
The procedures performed to implant, revise, or explant our device are described for billing purposes in the U.S. with Category I Current Procedural Terminology (“CPT”) codes (64582, 64583, and 64584, respectively). A Category I code (42975) is also used for Drug-Induced Sleep Endoscopy ("DISE") to evaluate sleep disordered breathing, which is a necessary procedure to determine which patients are appropriate for Inspire therapy. In January 2023, the final 2023 reimbursement rates were announced by the Centers for Medicare and Medicaid Services (“CMS”). The Medicare national average 2023 payment in a hospital outpatient site of service is $29,358, a decrease of 2% from the 2022 rate. The 2023 Medicare national average ASC reimbursement is $25,180, an increase of 1% over the 2022 rate. The 2023 Medicare national average physician reimbursement is $873 for implantation of a hypoglossal nerve stimulator, a 2% decrease over the 2022 payment, and $97 for the DISE procedure, a 16% decrease from the 2022 amount.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.

For the year ended December 31, 2022, 96.8% of our revenue was derived in the U.S. and 3.2% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue.
Our direct-to-consumer marketing includes the use of social media platforms such as Facebook, Google ad placements, and radio and television commercials. In January 2021, we began airing television commercials and in January 2022, we purchased our first national television advertising spots and began airing new TV commercials. We plan to begin airing new television commercials in the first quarter of 2023. The objective of this outreach is to bring patients to our website, where they can find educational materials and videos on sleep apnea and the use and benefits of our Inspire therapy, contact information for physicians and clinical sites, and information regarding community awareness events. Further, our team leverages the Inspire Sleep app for patient education. We expect to continue to increase our direct-to-consumer activities.
In early 2020, we started a call center concept, the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. In 2022, we initiated a digital scheduling pilot program to facilitate and streamline patient access to care. We plan to expand this scheduling capability in 2023.
One of the many benefits of the ACP is the anecdotal feedback we are able to collect from patients during conversations with the ACP representatives. An example of this is the intelligence we have gathered on the impact of the Philips Respironics CPAP recall on patients interested in exploring Inspire therapy. Following the recall announcement in July 2021, it took time for patients to learn about the recall, become educated about treatment alternatives, and ultimately schedule an appointment with a healthcare provider to determine eligibility for an Inspire procedure. While we cannot quantify the impact from the recall, the feedback from the ACP as well as prior authorizations data and the Inspire Sleep app, all continue to indicate increased patient flow as a result of the Philips recall. Long term, we believe that there could be a sustained benefit to our business as a result of the recall although there can be no assurance of such benefit.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We have experienced and continue to experience supply disruptions which began during the COVID pandemic, but have managed to avoid any significant supply and inventory issues or delay in implant procedures due to those issues. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. For example, during the three months ended September 30, 2022, we recorded a charge of $2.8 million for obsolete inventory and component parts related to product introductions which were completed in October 2022, including the new silicone leads and the Bluetooth®-enabled patient remote.
In the U.S., our products are shipped directly to our U.S. customers and Singapore distributor on a purchase order basis, primarily by a third-party vendor with a facility in Tennessee, although we do ship some products from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by a third-party vendor with a facility located in the Netherlands. Shipments of products to our Japanese distributor are handled from our facility in Minnesota. Customers do not have the right to return non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the year ended December 31, 2022, we generated revenue of $407.9 million with a gross margin of 83.8% and a net loss of $44.9 million, compared to revenue of $233.4 million with a gross margin of 85.7% and a net loss of $42.0 million for the year ended December 31, 2021, and revenue of $115.4 million with a gross margin of 84.7% and a net loss of $57.2 million for the year ended December 31, 2020. Our accumulated deficit as of December 31, 2022 was $324.3 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries and the Asia Pacific region. For example, in 2022, we received FDA approval for additional magnetic resonance imaging ("MRI") scan conditions for use with Inspire therapy. This full-body MRI approval expands the Inspire use labeling that previously allowed only head, neck, and extremity MRI scans. Also in 2022, the FDA approved new silicone-based stimulation and sensing leads, which provides improved manufacturability, easier system implantation, increased long-term performance, and enhanced reliability. In 2021, we received FDA approvals for our Bluetooth®-enabled patient remote control, a new Inspire physician programmer platform, and an improved two-incision surgical implant procedure that eliminates one incision with a revised placement of the pressure sensing lead. We received CE Mark approval in Europe for the two-incision implant procedure in 2021. Japan's MLHW approved Inspire therapy to treat moderate to severe OSA in 2018 and was formally added to the Japan National Health Insurance Payment Listing in 2021.
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S. and European sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. During 2022, we activated 246 U.S. centers bringing the total to 905 U.S. medical centers implanting Inspire therapy as of December 31, 2022. Driven by the more favorable reimbursement environment, we have increased our focus on adding ASCs. At the end of 2022, ASCs made up 23% of our total U.S. implanting centers, up from 22% at the end of 2021. Additionally, we created 68 new U.S. sales territories during 2022, bringing the total to 225 U.S. territories as of December 31, 2022.
Because of these and other factors, we may incur net losses for the next several years, and we may require substantial additional funding, which may include future equity and debt financings.
COVID-19 Pandemic Update
Our business, operations, and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic. In 2020, we experienced significant reduction in revenue and product sales, as our customers were negatively impacted by the decline in the volume of elective procedures that resulted from the global healthcare system’s response to COVID-19. During the quarter ended March 31, 2021, resurgences of COVID-19 in various U.S. and European regions disrupted our ability to access our clinician customers and their patients, although surgical volumes generally returned to pre-pandemic levels by the end of the quarter. As 2021 progressed, we observed a diminishing degree of COVID-related impacts to our reported revenue. During 2022, resurgences of COVID-19 in various U.S. and international regions again impacted our revenue, although surgical volumes had generally returned to pre-pandemic levels by the end of the first quarter, and therefore the impact on the remainder of the year was less significant. We believe there continues to be some adverse impact on our revenues. We have also experienced, and continue to experience, COVID-19-related supply chain issues which has negatively impacted our inventory levels. The extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and longevity of COVID-19 and its variants, the resurgence of COVID-19 in regions that have begun to recover from the initial impact of the pandemic, the impact of COVID-19 on economic activity, and the actions to contain its impact on public health and the global economy. For further information, refer to “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K.
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
Our gross margin for 2022 was lower than in previous periods primarily due to inventory obsolescence charges associated with product introductions, additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads, and higher costs of certain component parts which were impacted by inflation and supply chain issues. In 2023, we expect gross margins to be in the range of 83% to 85% given continued higher costs of certain component parts, somewhat offset by the price increase which began taking effect for U.S. customers in May 2022, as well as anticipated manufacturing efficiencies.
Research and Development Expenses
Research and development expenses consist primarily of product development, engineering, clinical studies to develop and support our products, regulatory expenses, quality assurance, testing, consulting services and other costs associated with the next generation versions of the Inspire system. These expenses include employee compensation, including stock-based compensation, supplies, materials, consulting, and travel expenses related to research and development programs. Additionally, these expenses include clinical study management, payments to clinical investigators, data management and travel expenses for our various clinical studies.
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
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses consist primarily of compensation for personnel, including base salaries, stock-based compensation expense and commissions related to our sales organization, finance, information technology, human resource, and legal functions, as well as spending related to marketing, sales operations, and training and reimbursement personnel. Other SG&A expenses include training physicians, travel expenses, advertising, direct-to-consumer promotional programs, conferences, trade shows and consulting services, professional services fees, audit fees, insurance costs and general corporate expenses, including facilities-related expenses.
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
Other (Income) Expense, Net
Other (income) expense consists primarily of interest and dividend income, interest expense under our former credit facility, the impacts of foreign currency transactions and remeasurements, and gains and losses on investments.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$407,856	$233,394	$174,462	74.7%
Cost of goods sold	66,115	33,279	32,836	98.7%
Gross profit	341,741	200,115	141,626	70.8%
Gross margin	83.8%	85.7%
Operating expenses:
Research and development	68,645	37,350	31,295	83.8%
Selling, general and administrative	320,688	202,615	118,073	58.3%
Total operating expenses	389,333	239,965	149,368	62.2%
Operating loss	(47,592)	(39,850)	(7,742)	19.4%
Other (income) expense, net	(3,324)	2,120	(5,444)	(256.8)%
Loss before income taxes	(44,268)	(41,970)	(2,298)	5.5%
Income taxes	613	72	541	751.4%
Net loss	$(44,881)	$(42,042)	$(2,839)	6.8%
Revenue
Revenue increased $174.5 million, or 74.7%, to $407.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. These results reflect an increase in sales of our Inspire system of $173.9 million in the U.S. and an increase of $0.6 million outside of the U.S. Overall revenue growth was primarily due to increased utilization, increased market penetration in existing territories, expansion into new territories, and increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022.
During both 2022 and 2021, resurgences of COVID-19 in various U.S. and international regions disrupted our ability to access our clinician customers and their patients, although surgical volumes generally returned to pre-pandemic levels by the end of the first quarter of each year.

Revenue information by region is summarized as follows:

	Year Ended December 31,
	2022		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$394,833	96.8%	$220,976	94.7%	$173,857	78.7%
All other countries	13,023	3.2%	12,418	5.3%	605	4.9%
Total revenue	$407,856	100.0%	$233,394	100.0%	$174,462	74.7%
Revenue generated in the U.S. was $394.8 million for the year ended December 31, 2022, an increase of $173.9 million, or 78.7%, over the year ended December 31, 2021. Revenue growth in the U.S. was primarily due to increased utilization, increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022. The list price increase was substantially complete as of December 31, 2022. As noted above, U.S. revenue during both periods was negatively impacted by the COVID-19 pandemic.
Revenue generated outside of the U.S. was $13.0 million in the year ended December 31, 2022, an increase of $0.6 million, or 4.9%, over the year ended December 31, 2021. While units sold outside the U.S. increased 17.0% over the prior year period, unfavorable exchange rates adversely impacted revenue growth. As noted above, international revenue during both periods was negatively impacted by the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $32.8 million, or 98.7%, to $66.1 million for the year ended December 31, 2022 compared to $33.3 million for the year ended December 31, 2021. The increase was primarily due to product costs associated with higher sales volume of our Inspire system, higher costs of certain component parts which were impacted by inflation and supply chain issues, $2.8 million of inventory obsolescence charges associated with recent product introductions, and additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads.
Gross margin was 83.8% for the year ended December 31, 2022 compared to 85.7% for the year ended December 31, 2021. Gross margin for the year ended December 31, 2022 was lower primarily due to inventory obsolescence charges and costs associated with the transition of manufacturing lines described above, as well as higher costs of certain component parts caused by inflation and supply chain issues, somewhat offset by increased sales volume and a price increase which began taking effect for some U.S. customers in May 2022.
Research and Development Expenses
Research and development expenses increased $31.3 million, or 83.8%, to $68.6 million for the year ended December 31, 2022 compared to $37.4 million for the year ended December 31, 2021. This change was primarily due to an increase of $15.5 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, $15.5 million for incremental ongoing research and development costs, including ongoing development of the Inspire Cloud, the next generation Inspire neurostimulator and the physician programmer, and a $0.3 million increase in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
SG&A expenses increased $118.1 million, or 58.3%, to $320.7 million for the year ended December 31, 2022 compared to $202.6 million for the year ended December 31, 2021. The primary driver of this change was an increase of $72.9 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $31.7 million, primarily consisting of direct-to-consumer initiatives, including new national TV advertisements, which began airing in January 2022, and the expansion of our Advisor Care Program call center. Other drivers of the change to SG&A expenses included an increase in travel expenses of $7.2 million and an increase in general corporate costs of $6.3 million primarily due to office rent expense, insurance costs, bank fees, computer equipment and software, and consulting fees.
Other (Income) Expense, Net
Other (income) expense, net changed by $5.4 million, or 256.8%, to $3.3 million of income for the year ended December 31, 2022 compared to $2.1 million of expense for the year ended December 31, 2021. This change was primarily due to an increase of $4.9 million in interest and dividend income due to higher interest rates on our higher cash and cash equivalents balances, a decrease of $0.4 million in interest expense due to the early termination of our credit facility, and an increase of $0.1 million in foreign currency translation and remeasurement gains due to exchange rates.
Income Taxes
We recorded a provision for income taxes of $0.6 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. This change was primarily due to an increase of $0.3 million in state and local taxes, as well as $0.2 million in foreign taxes.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For a discussion of our results of operations for the year ended December 31, 2021, including a year-to-year comparison between 2021 and 2020, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity and Capital Resources
As of December 31, 2022, we had cash, cash equivalents and available-for-sale securities of $451.4 million, an increase of $227.0 million from $224.4 million as of December 31, 2021. Working capital totaled $468.8 million as of December 31, 2022, an increase of $241.6 million from December 31, 2021. We define working capital as current assets less current liabilities. The increase in working capital was primarily due the following factors:
•a $227.1 million increase in cash and cash equivalents, primarily due to proceeds from our August 2022 offering of common stock, somewhat offset by cash used to support operations, strategic investments totaling $10.5 million, and payments of $24.5 million on our former credit facility which we paid off in August 2022;
•an increase of $27.0 million in accounts receivable due to higher sales;
•the movement of $9.8 million of our long-term investments into the short-term investments category as the related maturity date is now within 12 months;
•the payoff of our credit facility of which $9.2 million was in the short-term category as of December 31, 2021 and therefore a reduction in the then-working capital balance; and
•a $2.8 million increase in prepaid expense and other current assets.
The increase in working capital was offset by the following factors:
•a $15.2 million increase in accounts payable, generally due to our business volume and headcount growth from the prior year;
•an increase of $13.9 million in accrued expenses which increased primarily due to compensation and personnel-related costs; and
•a decrease of $5.3 million in inventory balances which decreased due mainly to increased sales demand and supply chain issues.

We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of our Inspire system and registered offerings of our common stock. During the quarter ended September 30, 2022, we repaid all amounts outstanding under our former credit facility. See Note 5 to our audited financial statements for additional information on our previous credit facility. In August 2022, we completed a follow-on offering that included our offer and sale of 1,150,000 shares of common stock at a public offering price of $215.00 per share. We received net proceeds of approximately $243.8 million after deducting underwriting discounts, commissions, and offering expenses.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At December 31, 2022, we had $9.8 million of investments in U.S. government securities, and no investments with a contractual maturity over one year.
In 2022, our SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases in 2023. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in 2023, primarily related to the ongoing development of the next generation Inspire neurostimulator and the SleepSync™ platform.
We spent $10.6 million on purchases of property and equipment in 2022, mainly on testing systems, production equipment, and leasehold improvements on our corporate office. We anticipate further capital expenditures in 2023, primarily for additional production equipment and to a lesser extent, leasehold improvements.
We believe that our existing cash and cash equivalents and available-for-sale securities, which totaled $451.4 million as of December 31, 2022, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.
Beyond the next 12 months, our cash requirements will depend extensively on the timing of market introduction, and extent of market acceptance of, our Inspire system. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry into new markets such as Hong Kong and Australia, whether we make strategic acquisitions, and competition. We cannot accurately predict our long-term cash requirements at this time. Additionally, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition. We may seek additional sources of liquidity and capital resources through additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.
Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of December 31, 2022.

	As of December 31, 2022
($ in thousands)	Total	Fiscal 2023	After Fiscal 2023
Recorded contractual obligations:
Operating leases(1)	$10,274	$1,777	$8,497
Unrecorded contractual obligations:
Purchase obligations(2)	157,412	130,340	27,072
Total	$167,686	$132,117	$35,569
(1) See Note 4 to our audited consolidated financial statements.

(2) Primarily purchase obligations to suppliers for inventory.
As of December 31, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,569	$(20,119)
Investing activities	(19,596)	29,139
Financing activities	235,077	14,948
Effect of exchange rate on cash	75	(19)
Increase in cash and cash equivalents	$227,125	$23,949

Operating Activities
Net cash provided by operating activities was $11.6 million for 2022 and consisted of a net loss of $44.9 million, non-cash charges of $54.6 million, and a decrease in net operating assets of $1.8 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options and restricted stock to more employees at a higher fair market value, as well as the introduction of performance stock unit grants. The remainder of the non-cash charges included depreciation and amortization, non-cash lease expense, stock issued for services rendered, and other, net. Operating assets includes accounts receivable which increased due to higher sales, and to a lesser extent prepaid expenses and other current assets. Operating assets also includes inventories, which decreased primarily due to increased sales demand and supply chain constraints. Operating liabilities includes accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, and accrued expenses, which increased primarily due to compensation and personnel-related costs.
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
Investing Activities
Net cash provided by investing activities for 2022 was $19.6 million and consisted of the purchase of strategic investments of $10.5 million and the purchases of property and equipment, net of $9.1 million, mainly for testing systems, production equipment, and leasehold improvements on our corporate office.
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
Financing Activities
Net cash provided by financing activities was $235.1 million for 2022 and consisted and consisted primarily of proceeds from the offering of common stock of $243.8 million, as well as proceeds from the exercise of stock options of $12.1 million, and proceeds from the issuance of common stock from our employee stock purchase plan of $3.7 million, partially offset by $24.5 million in payments on our long-term debt obligation, which we prepaid in August 2022, and less than $0.1 million of taxes paid on net share settlement of RSUs.
Net cash provided by financing activities was $14.9 million for 2021 and consisted of $11.5 million in proceeds from the exercise of stock options and $3.5 million in proceeds from the issuance of common stock from our ESPP.
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
The following area requires management estimates, assumptions, and judgments:
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. We estimate the recoverability of our inventory by reference to internal estimates of future demands and product life cycles, including expiration of inventory prior to sale. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results. During 2022, we recorded a $1.8 million inventory reserve related to product introductions which were completed in October 2022, including the new silicone leads and the Bluetooth®-enabled patient remote. The net inventory balance was $11.9 million and $17.2 million as of December 31, 2022 and 2021, respectively. The reserve for excess and obsolete inventory was $2.7 million and $0.3 million as of December 31, 2022 and 2021, respectively.
Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of performance stock units ("PSUs"), and during 2022, we granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to a pre-established goal for the three-year period ending December 31, 2024. Management expectations related to the achievement of the performance goal associated with PSU grants is assessed each reporting period, which determines the amount of stock-based compensation recorded during the period. The number of shares earned at the end of the three-year period will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance goal is not met, no shares will be earned. If 200% of the PSUs outstanding as of December 31, 2022 are ultimately earned, the total stock-based compensation recognized over the three-year period ending December 31, 2024 will be $35.3 million. If the performance condition is not met or not expected to be met, any compensation expense previously recognized associated with the grant will be reversed which will impact our operating results.

Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our financial statements contained in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% change in interest rates during 2022 would have impacted interest and dividend income on our consolidated financial statements by approximately $2.4 million.
Credit Risk
As of December 31, 2022 and 2021, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits.
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
Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals in the U.S. and Europe, primarily in Germany. We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms, and dispersion of our customer base. We generally do not require collateral, and losses on accounts receivable have historically not been significant. No single customer represented more than 10% of our accounts receivable as of December 31, 2022 or 2021.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inspire Medical Systems, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory valuation reserves
Description of the Matter
At December 31, 2022, the Company’s net inventory balance was $11.9 million. As explained in Note 2 to the financial statements, the determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions.
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

We have served as the Company's auditor since 2015.
/s/Ernst & Young LLP

Minneapolis, Minnesota
February 10, 2023

Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$441,592	$214,467
Investments, short-term	9,821	—
Accounts receivable, net of allowance for credit losses of $36 and $99, respectively	61,228	34,179
Inventories, net	11,886	17,231
Prepaid expenses and other current assets	5,505	2,660
Total current assets	530,032	268,537
Investments, long-term	—	9,938
Property and equipment, net	17,249	8,486
Operating lease right-of-use assets	6,880	7,919
Other non-current assets	10,715	204
Total assets	$564,876	$295,084
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$26,847	$11,665
Accrued expenses	34,339	20,454
Notes payable, current portion	—	9,188
Total current liabilities	61,186	41,307
Notes payable, non-current portion	—	15,799
Operating lease liabilities, non-current portion	7,536	8,796
Other non-current liabilities	146	134
Total liabilities	68,868	66,036
Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares authorized; 29,008,368 and 27,416,106 shares issued and outstanding at December 31, 2022 and 2021, respectively	29	27
Additional paid-in capital	820,335	508,465
Accumulated other comprehensive loss	(86)	(55)
Accumulated deficit	(324,270)	(279,389)
Total stockholders' equity	496,008	229,048
Total liabilities and stockholders' equity	$564,876	$295,084

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$407,856	$233,394	$115,381
Cost of goods sold	66,115	33,279	17,623
Gross profit	341,741	200,115	97,758
Operating expenses:
Research and development	68,645	37,350	26,092
Selling, general and administrative	320,688	202,615	127,874
Total operating expenses	389,333	239,965	153,966
Operating loss	(47,592)	(39,850)	(56,208)
Other expense (income):
Interest and dividend income	(5,050)	(125)	(1,092)
Interest expense	1,677	2,128	2,117
Other expense (income), net	49	117	(145)
Total other (income) expense	(3,324)	2,120	880
Loss before income taxes	(44,268)	(41,970)	(57,088)
Income taxes	613	72	115
Net loss	(44,881)	(42,042)	(57,203)
Other comprehensive loss:
Foreign currency translation gain	89	—	—
Unrealized loss on investments	(120)	(84)	(73)
Total comprehensive loss	$(44,912)	$(42,126)	$(57,276)
Net loss per share, basic and diluted	$(1.60)	$(1.54)	$(2.19)
Weighted average common shares used to compute net loss per share, basic and diluted	28,071,748	27,262,979	26,073,418

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	24,107,350	$24	$319,865	$102	$(180,156)	$139,835
Stock options exercised	624,315	—	7,050	—	—	7,050
Issuance of common stock	3,378	—	294	—	—	294
Sale of common stock from follow-on public offering, net of offering expenses	2,300,000	3	124,651	—	—	124,654
Issuance of common stock for employee stock purchase plan	34,233	—	2,361	—	—	2,361
Stock-based compensation expense	—	—	12,817	—	—	12,817
Other comprehensive loss	—	—	—	(73)	—	(73)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	—	12	12
Net loss	—	—	—	—	(57,203)	(57,203)
Balance at December 31, 2020	27,069,276	27	467,038	29	(237,347)	229,747
Stock options exercised	323,860	—	11,476	—	—	11,476
Issuance of common stock	1,463	—	301	—	—	301
Issuance of common stock for employee stock purchase plan	21,507	—	3,472	—	—	3,472
Stock-based compensation expense	—	—	26,178	—	—	26,178
Other comprehensive loss	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(42,042)	(42,042)
Balance at December 31, 2021	27,416,106	27	508,465	(55)	(279,389)	229,048
Stock options exercised	416,602	1	12,080	—	—	12,081
Vesting of restricted stock units	569	—	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(205)	—	(43)	—	—	(43)
Issuance of common stock	1,587	—	325	—	—	325
Sale of common stock from follow-on public offering, net of offering expenses	1,150,000	1	243,800	—	—	243,801
Issuance of common stock for employee stock purchase plan	23,709	—	3,738	—	—	3,738
Stock-based compensation expense	—	—	51,970	—	—	51,970
Other comprehensive loss	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(44,881)	(44,881)
Balance at December 31, 2022	29,008,368	$29	$820,335	$(86)	$(324,270)	$496,008
The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(44,881)	$(42,042)	$(57,203)
Adjustments to reconcile net loss:
Depreciation and amortization	1,858	1,218	840
Non-cash lease expense	1,040	771	972
Stock-based compensation expense	51,970	26,178	12,817
Non-cash stock issuance for services rendered	325	301	294
Other, net	(553)	310	113
Changes in operating assets and liabilities:
Accounts receivable	(27,017)	(9,244)	(11,842)
Inventories	5,345	(8,752)	(2,645)
Prepaid expenses and other assets	(2,815)	(696)	416
Accounts payable	14,355	4,779	2,048
Accrued expenses and other liabilities	11,942	7,058	1,145
Net cash provided by (used in) operating activities	11,569	(20,119)	(53,045)
Investing activities
Purchases of property and equipment	(9,096)	(4,668)	(2,455)
Purchases of investments	—	(9,993)	(52,721)
Proceeds from sales or maturities of investments	—	43,800	141,803
Purchases of strategic investments	(10,500)	—	—
Net cash (used in) provided by investing activities	(19,596)	29,139	86,627
Financing activities
Payments on long-term debt obligation	(24,500)	—	—
Proceeds from the exercise of stock options	12,081	11,476	7,050
Proceeds from sale of common stock	243,801	—	124,654
Taxes paid on the net share settlement of restricted stock units	(43)	—	—
Proceeds from the issuance of common stock from employee stock purchase plan	3,738	3,472	2,361
Net cash provided by financing activities	235,077	14,948	134,065
Effect of exchange rate on cash	75	(19)	11
Increase in cash and cash equivalents	227,125	23,949	167,658
Cash and cash equivalents at beginning of year	214,467	190,518	22,860
Cash and cash equivalents at end of year	$441,592	$214,467	$190,518
Supplemental cash flow information
Cash paid for interest	$2,321	$1,888	$1,893
Property and equipment included in accounts payable and accrued expenses	2,067	274	816

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the year ended December 31, 2022 are not necessarily indicative of the operating results for any future periods.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. We use significant judgment when making estimates related to the allowance for credit losses, inventory reserves, warranty reserves, and stock-based awards. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Follow-On Public Offering
In August 2022, we completed a follow-on offering that included our offer and sale of 1,150,000 shares of common stock at a public offering price of $215.00 per share. We received net proceeds of $243.8 million after deducting underwriting discounts, commissions, and offering expenses.
Cash and Cash Equivalents
We consider all highly liquid securities, readily convertible to cash, that have original maturities of 90 days or less from the date of purchase to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash is cost, which approximates fair value.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiary has a functional currency in Euro. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Sales and expenses denominated in foreign currencies are translated at exchange rates in effect on the date of the transaction. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other expense (income), net in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022 and 2021, we recognized a total of $0.1 million and $0.2 million of gains, net, respectively. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive loss within stockholders' equity in the consolidated balance sheets. We had $0.1 million and $0 of unrecognized gain in our accumulated other comprehensive loss balance as of December 31, 2022 and 2021, respectively.
Investments
At December 31, 2022 and 2021, our investments consisted of U.S. government securities. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive loss within stockholders' equity. We had $0.2 million and $0.1 million of unrecognized loss in our accumulated other comprehensive loss balance at December 31, 2022 and 2021, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense (income), net in the consolidated statements of operations and comprehensive loss. For both of the years ended December 31, 2022 and 2021, we recognized $0 of gains, net.
We recognize expected credit losses on investments in accordance with Accounting Standards Update ("ASU"), ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), which we adopted effective January 1, 2020 using the modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on the amount and timing of credit losses recognized in our consolidated financial statements.
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than two years. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the consolidated statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both December 31, 2022 and 2021.
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
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
U.S. government securities: Consists of U.S. government Treasury bills with original maturities of less than two years and are based on quoted prices in active markets. These are included as a Level 1 measurement in the tables below.
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of December 31, 2022 and 2021. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	December 31, 2022
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$390,846	$390,846	$—	$—
Total cash equivalents	390,846	390,846	—	—
Investments:
U.S. government securities	9,821	9,821	—	—
Total investments	9,821	9,821	—	—
Total cash equivalents and investments	$400,667	$400,667	$—	$—

	Fair Value Measurements as of
	December 31, 2021
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$189,369	$189,369	$—	$—
Total cash equivalents	189,369	189,369	—	—
Investments:
U.S. government securities	9,938	9,938	—	—
Total investments	9,938	9,938	—	—
Total cash equivalents and investments	$199,307	$199,307	$—	$—
There were no transfers between levels during the years ended December 31, 2022 and 2021.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable.
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

extent recorded on the consolidated balance sheets. However, as of December 31, 2022 and 2021, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis, and consisted of the following:

	December 31,
	2022	2021
Raw materials	$5,645	$3,119
Finished goods	6,241	14,112
Total inventories, net of reserves	$11,886	$17,231
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. During the year ended December 31, 2022, we recorded a $1.8 million inventory reserve related to product introductions, including the new silicone-based leads and the Bluetooth®-enabled patient remote. The reserve for excess and obsolete inventory was $2.7 million and $0.3 million as of December 31, 2022 and 2021, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	December 31,
	2022	2021
Computer equipment and software	$1,729	$1,397
Manufacturing equipment	5,974	4,436
Other equipment	535	249
Leasehold improvements	2,064	281
Construction in process	11,857	5,175
Property and equipment, cost	22,159	11,538
Less: accumulated depreciation and amortization	(4,910)	(3,052)
Property and equipment, net	$17,249	$8,486
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $1.9 million, $1.2 million, and $0.8 million during the years ended December 31, 2022, 2021, and 2020, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $10.5 million and $0 as of December 31, 2022 and 2021, respectively. There were no adjustments to the carrying amount during the year ended December 31, 2022.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and operating lease right-of-use asset and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during the years ended December 31, 2022, 2021, or 2020.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2022	2021
Payroll related	$30,398	$17,655
Interest	—	160
Product warranty liability	920	468
Operating lease liabilities, current portion	1,336	312
Other accrued expenses	1,685	1,859
Total accrued expenses	$34,339	$20,454
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$468	$159	$115
Provisions for warranty	798	576	137
Settlements of warranty claims	(346)	(267)	(93)
Balance at the end of the period	$920	$468	$159
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

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
Research and Development
Research and development expenses consist primarily of product development, clinical and regulatory affairs, quality assurance, consulting services, and other costs associated with products and technologies in development. These expenses include employee compensation, including stock-based compensation, supplies, materials, consulting, and travel expenses related to research and development programs. Clinical expenses include clinical study design, clinical site reimbursement, data management, travel expenses, and the cost of manufacturing products for clinical studies.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $74.3 million, $47.8 million, and $26.4 million during the years ended December 31, 2022, 2021, and 2020, respectively.
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
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
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As we have historically incurred operating losses, we have recorded a full valuation allowance against our net deferred tax assets, and there is no provision for income taxes other than minimal state and foreign taxes, which includes a foreign tax provision relating to uncertain tax positions. Our policy is to record interest and penalties expense related to uncertain tax positions as other expense in the consolidated statements of operations and comprehensive loss.
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
Purchase Commitments
As of December 31, 2022, we had purchase commitments to suppliers for purchases totaling $157.4 million.
Recent Accounting Pronouncements
We have reviewed and considered all recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

3. Investments
Our investments are classified as available-for-sale and consist of the following:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

	December 31, 2022
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
U.S. government securities	$9,998	$—	$(177)	$9,821
Short-term investments	$9,998	$—	$(177)	$9,821

	December 31, 2021
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Long-Term:
U.S. government securities	$9,993	$—	$(55)	$9,938
Long-term investments	$9,993	$—	$(55)	$9,938
As of December 31, 2022, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of December 31, 2022. At the end of each reporting period, we evaluate potential credit impairment on available-for-sale securities in an unrealized loss position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written down, and a reversal out of the valuation allowance occurs.

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
The following table presents the lease balances within the consolidated balance sheets:

	December 31,
	2022	2021
Right-of-use assets:
Operating lease right-of-use asset	$6,880	$7,919
Operating lease liabilities:
Accrued liabilities	1,336	312
Operating lease liability, non-current portion	7,536	8,796
Total operating lease liabilities	$8,872	$9,108

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

The cost components of our operating leases were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$1,529	$1,125	$1,035
Variable lease cost	1,366	1,001	72
Total lease cost	$2,895	$2,126	$1,107
Variable lease costs consist primarily of taxes, insurance and common area maintenance costs on our current corporate office leases.
Maturities of our lease liability for our operating lease are as follows as of December 31, 2022:

2023	$1,777
2024	1,830
2025	1,885
2026	1,941
2027	1,998
Thereafter	843
Total undiscounted lease payments	10,274
Less: imputed interest	(1,402)
Present value of lease liability	$8,872
As of December 31, 2022, the remaining lease term was 5.4 years and the weighted average discount rate was 5.3%. The operating cash outflows from our operating leases were $0.7 million, $0.1 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

5. Long-Term Debt
In March 2019, we amended our $24.5 million loan and security agreement, which we refer to as our former credit facility. The debt was interest only until April 1, 2022 and was scheduled to mature on March 1, 2024. The basic interest rate was the 30-day U.S. LIBOR rate, subject to a floor of 7.60%. In addition to the principal and interest payments, we were required to pay a final payment fee of 3.50% on all amounts outstanding, which was being accreted using the effective interest rate method over the term of the credit facility and was to be due at the earlier of maturity or prepayment. Borrowings were prepayable in whole at our option, subject to a prepayment fee of 1.00%.
In August 2022, we prepaid the outstanding principal balance of $19.4 million, the final payment fee of $0.9 million, and the prepayment fee of $0.2 million. As of December 31, 2022, we had no remaining amounts outstanding under our former credit facility.

6. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. Beginning January 1, 2022, we elected to begin making voluntary matching contributions to the plan. We match 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock. Discretionary contributions to the plan totaled $2.4 million for the year ended December 31, 2022.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

7. Stock-Based Compensation
As of December 31, 2022, there were 3,824,770 shares reserved for issuance under our equity incentive plan, of which 1,372,644 shares were available for issuance.
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
The fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model.
Option Value and Assumptions

	Year Ended December 31,
	2022	2021	2020
Weighted average fair value	$121.43	$113.71	$73.93
Assumptions:
Expected term (years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Expected volatility	56.2% - 57.0%	54.9% - 55.9%	42.3% - 49.3%
Risk-free interest rate	1.75% - 4.18%	0.79% - 1.44%	0.36% - 1.42%
Expected dividend yield	—%	—%	—%
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
Expected Volatility — Due to our limited company specific historical and implied volatility data, we have incorporated our historical stock trading volatility with those of a group of similar companies that are publicly traded for the calculation of volatility. When selecting this peer group of public companies on which we have based our expected stock price volatility, we generally selected companies with comparable characteristics, including enterprise value, stages of clinical development, risk profiles, position within the industry, and those with historical share price information sufficient to meet the expected life of the stock-based awards. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available.
Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. government Treasury instruments with maturities similar to the expected term of our stock options.
Expected Dividend Yield — The expected dividend assumption is based on our history of not paying dividends and our expectation that we will not declare dividends for the foreseeable future.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	2,844,164	$30.41	7.9	$124,585
Granted	703,838	$159.67
Exercised	(624,315)	$11.29		$54,821
Forfeited/expired	(66,123)	$44.57
Outstanding at December 31, 2020	2,857,564	$66.09	7.9	$351,626
Granted	228,302	$215.34
Exercised	(323,860)	$35.44		$58,360
Forfeited/expired	(115,771)	$118.85
Outstanding at December 31, 2021	2,646,235	$80.41	7.1	$397,015
Granted	500,148	$217.85
Exercised	(416,602)	$29.00		$73,036
Forfeited/expired	(69,047)	$161.48
Outstanding at December 31, 2022	2,660,734	$112.19	6.9	$372,068
Exercisable at December 31, 2022	1,651,692	$67.58	6.0	$304,506
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The total grant date fair value of options vested during the year was $30.6 million, $23.9 million and $11.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2026 related to unvested stock options is $87.0 million which we expect to recognize over a weighted average period of 2.4 years.
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs include three- or four-year service periods and vest in equal installments on each of the first four anniversaries of the date of grant, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of our common stock on the grant date. A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2020	—	$—	$—
Granted	2,275	$201.51
Unvested at December 31, 2021	2,275	$201.51	$524
Granted	130,463	$214.16
Vested	(569)	$201.51	$118
Forfeited	(7,489)	$214.40
Unvested at December 31, 2022	124,680	$213.97	$31,404

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

There were no RSUs granted prior to 2021. The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of vest. As of December 31, 2022, there was $21.3 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a period of 2.4 years.
Performance Stock Units
During 2022, we granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to a pre-established goal for the three-year period ending December 31, 2024. The expense is recorded on a straight-line basis over the requisite service period based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goal associated with PSU grants is assessed each reporting period. The number of shares earned at the end of the three-year period will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance condition is not met or not expected to be met, any compensation expense recognized associated with the grant will be reversed.
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2021	—	$—	$—
Granted	78,351	$227.53
Forfeited	(879)	$227.53
Unvested at December 31, 2022	77,472	$227.53	$19,514
There were no PSUs granted prior to 2022. The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of December 31, 2022, there was $23.2 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a period of approximately 2.3 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of a purchase period. We issued 23,709 shares under the ESPP during 2022 and there were 905,795 shares available for future issuance under the ESPP as of December 31, 2022.

8. Income Taxes
Due to our cumulative net loss position, a valuation allowance has been required to be established for all deferred tax assets as of December 31, 2022, 2021, and 2020.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

The components of our provision for income taxes are as follows:

	December 31,
	2022	2021	2020
Current
United States	$342	$23	$70
Foreign	271	49	45
Total current	613	72	115
Total provision for income taxes	$613	$72	$115
The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	3.4	4.0	3.6
Stock-based compensation	9.1	18.1	8.0
Research and development ("R&D") tax credit	6.4	3.3	1.4
Other	(0.8)	0.4	(0.1)
Change in valuation allowance	(40.5)	(47.0)	(34.1)
Total	(1.4)%	(0.2)%	(0.2)%
Significant components of net deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$64,321	$71,445
R&D tax credits	9,626	6,257
R&D expenditures, capitalized for tax	14,230	1,505
Interest expense carryforward	—	757
Accruals and other	3,302	2,092
Depreciation and amortization	—	62
Lease liability	2,223	2,277
Stock-based compensation	12,439	4,543
Other comprehensive loss	44	14
Total deferred tax assets	106,185	88,952
Deferred tax liabilities:
Depreciation	(9)	(59)
Lease asset	(1,724)	(1,980)
Total deferred tax liabilities	(1,733)	(2,039)
Net deferred tax assets	104,452	86,913
Valuation allowance	(104,452)	(86,913)
	$—	$—

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Deferred income taxes reflect the tax effects of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2022, our gross federal net operating loss carryforwards of $257.4 million will expire at various dates beginning in 2033. In addition, net operating loss carryforwards for state income tax purposes of $183.3 million will begin to expire in 2024. We also have gross R&D credit carryforwards of $10.1 million as of December 31, 2022 which will expire at various dates beginning in 2033.
Under the Tax Cuts and Jobs Act of 2017, R&D costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increased our deferred tax assets, which were fully offset by a valuation allowance.
Utilization of the net operating loss carryforwards and R&D credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar state provisions. We are currently performing a detailed analysis to determine whether an ownership change has occurred and if a limitation exists. Based on the preliminary results of the analysis, we believe there is no evidence that this limitation would hinder the utilization of our net operating loss carryforwards or R&D credit carryforwards in the future.
Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence and cumulative losses, we believe it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until we have sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $17.5 million and $19.8 million during the years ended December 31, 2022 and 2021, respectively.
The changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
	2022	2021	2020
Balance beginning of the year	$134	$85	$40
Increase in balances related to current year tax positions	12	49	—
Increase in balances related to prior year tax positions	—	—	45
Balance end of the year	$146	$134	$85
We file income tax returns in the applicable jurisdictions. The 2019 to 2021 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.
Our policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in our consolidated statements of operations and comprehensive loss. There were no interest or penalties accrued as of December 31, 2022 and 2021.

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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization, and in Japan and Singapore through distributors. Revenue by geographic region is as follows:

	Year Ended December 31,
	2022	2021	2020
United States	$394,833	$220,976	$106,108
All other countries	13,023	12,418	9,273
Total revenue	$407,856	$233,394	$115,381
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
The following common stock-based awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Common stock options outstanding	2,660,734	2,646,235	2,857,564
Unvested restricted stock units	124,680	2,275	—
Total	2,785,414	2,648,510	2,857,564

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Inspire Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Inspire Medical Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Inspire Medical Systems, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 10, 2023 expressed an unqualified opinion thereon.
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
February 10, 2023

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information as of December 31, 2022, regarding our common stock that may be issued under the Inspire Medical Systems, Inc. 2007 Incentive Award Plan, as amended (the "2007 Plan”), the Inspire Medical Systems, Inc. 2017 Incentive Award Plan, as amended (the “2017 Plan”), the Inspire Medical Systems, Inc. 2018 Incentive Award Plan (the “2018 Plan”) and the Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, and Performance Stock Units	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2007 Plan (1)	302,615	$1.48	—
2017 Plan (1)	108,145	$9.78	—
2018 Plan (2)	2,452,126	$121.13	1,372,644
2018 ESPP (3)	—	$—	905,795
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,862,886	$112.19	2,278,439
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
Other
The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is Ernst & Young LLP, Minneapolis, MN, Auditor Firm ID: 42.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) List of documents filed as part of this Annual Report on Form 10-K:
(1)    Financial Statements
The consolidated financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.
(2)    Financial Statement Schedules
All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.
(3)    Exhibits
The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018
3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018
4.1	Form of Certificate of Common Stock	S-1	333-224176	4.1	4/23/2018
4.2	Fifth Amended and Restated Investor Rights Agreement, dated October 25, 2016, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.2	4/6/2018
4.3	Amendment No. 1 to Fifth Amended and Restated Investor Rights Agreement, dated April 20, 2018, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.3	4/23/2018
4.6	Description of Capital Stock	10-K	001-38468	4.6	2/25/2020
10.1	Assignment and License Agreement, dated as of November 28, 2007, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.1	4/6/2018
10.2	First Amendment to Assignment and License Agreement, dated as of February 4, 2010, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.2	4/6/2018
10.3†	2007 Stock Incentive Plan, as amended	S-1	333-224176	10.6	4/6/2018
10.4†	Form of Incentive Stock Option Agreement pursuant to 2007 Stock Incentive Plan	S-1	333-224176	10.7	4/6/2018
10.5†	2017 Stock Incentive Plan, as amended	S-1	333-224176	10.8	4/6/2018
10.6†	Form of Incentive Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.9	4/6/2018
10.7†	Form of Non-Statutory Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.10	4/6/2018
10.8†	Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.11	4/23/2018
10.9†	Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.12	4/23/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.10†	Amended Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after January 31, 2023	10-K	001-38468	10.10	2/10/2023	**
10.11†	Form of Restricted Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	10-K	001-38468	10.13	2/24/2021
10.12†	Form of Performance Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	10-K	001-38468	10.14	2/15/2022
10.13†	Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan	S-1	333-224176	10.13	4/23/2018
10.14†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Timothy Herbert	S-1	333-224176	10.15	4/23/2018
10.15†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Randy Ban	S-1	333-224176	10.17	4/23/2018
10.16†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Richard Buchholz	S-1	333-224176	10.19	4/23/2018
10.17†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Steven Jandrich	S-1	333-224176	10.21	4/23/2018
10.18†	Employment Agreement between the Company and Philip Ebeling	8-K	001-38468	10.1	6/8/2020
10.19†	Employment Agreement between the Company and Bryan Phillips	10-K	001-38468	10.20	2/24/2021
10.20†	Form of Indemnification Agreement between Inspire Medical Systems, Inc. and its directors and officers	S-1	333-224176	10.23	4/6/2018
10.21†	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy	10-Q	001-38468	10.1	8/3/2021
21.1	Subsidiaries of Inspire Medical Systems, Inc.					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Inspire Medical Systems, Inc.
Date:	February 10, 2023	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert President and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 10, 2023.

Signature	Title

/s/ TIMOTHY P. HERBERT	Chief Executive Officer (principal executive officer), President and Director
Timothy P. Herbert

/s/ RICHARD BUCHHOLZ	Chief Financial Officer (principal financial and accounting officer)
Richard Buchholz

/s/ MARILYN CARLSON NELSON	Chair of the Board of Directors
Marilyn Carlson Nelson

/s/ SHELLEY G. BROADER	Director
Shelley G. Broader

/s/ CYNTHIA B. BURKS	Director
Cynthia B. Burks

/s/ GARY L. ELLIS	Director
Gary L. Ellis

/s/ JERRY C. GRIFFIN, M.D.	Director
Jerry C. Griffin, M.D.

/s/ SHAWN T MCCORMICK	Director
Shawn T McCormick

/s/ DANA G. MEAD, JR.	Director
Dana G. Mead, Jr.

/s/ GEORGIA MELENIKIOTOU	Director
Georgia Melenikiotou

/s/ CHARISSE Y. SPARKS, M.D.	Director
Charisse Y. Sparks, M.D.

/s/ CASEY M. TANSEY	Director
Casey M. Tansey