Form 10-Q
period 2023-03-31
Inspire Medical Systems, Inc.
filed 2023-05-02
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 25, 2023, the registrant had 29,172,064 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial position, prospective products, international product approvals and commercialization, our expectations regarding the final reimbursement levels for Inspire therapy procedures, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, human capital initiatives, environmental, social, and governance reporting, and the plans and objectives of management for future operations.
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
•changes in U.S. and foreign tax laws;
•risks related to our common stock; and
•other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$442,132	$441,592
Investments, short-term	9,927	9,821
Accounts receivable, net of allowance for credit losses of $36 and $36, respectively	59,766	61,228
Inventories, net	15,663	11,886
Prepaid expenses and other current assets	6,090	5,505
Total current assets	533,578	530,032
Property and equipment, net	20,920	17,249
Operating lease right-of-use assets	6,614	6,880
Other non-current assets	10,735	10,715
Total assets	$571,847	$564,876
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,478	$26,847
Accrued expenses	23,390	34,339
Total current liabilities	59,868	61,186
Operating lease liabilities, non-current portion	7,185	7,536
Other non-current liabilities	146	146
Total liabilities	67,199	68,868
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 29,163,001 and 29,008,368 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	844,281	820,335
Accumulated other comprehensive income (loss)	32	(86)
Accumulated deficit	(339,694)	(324,270)
Total stockholders' equity	504,648	496,008
Total liabilities and stockholders' equity	$571,847	$564,876
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$127,897	$69,382
Cost of goods sold	19,888	10,004
Gross profit	108,009	59,378
Operating expenses:
Research and development	25,519	11,870
Selling, general and administrative	101,988	63,564
Total operating expenses	127,507	75,434
Operating loss	(19,498)	(16,056)
Other expense (income):
Interest and dividend income	(4,273)	(34)
Interest expense	—	527
Other (income) expense, net	(17)	45
Total other (income) expense	(4,290)	538
Loss before income taxes	(15,208)	(16,594)
Income taxes	216	100
Net loss	(15,424)	(16,694)
Other comprehensive loss:
Foreign currency translation gain	105	—
Unrealized gain (loss) on investments	13	(143)
Total comprehensive loss	$(15,306)	$(16,837)
Net loss per share, basic and diluted	$(0.53)	$(0.61)
Weighted average common shares used to compute net loss per share, basic and diluted	29,089,950	27,517,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	29,008,368	$29	$820,335	$(86)	$(324,270)	$496,008
Stock options exercised	142,167	—	7,377	—	—	7,377
Vesting of restricted stock units	18,852	—	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(6,750)	—	(1,746)	—	—	(1,746)
Issuance of common stock	364	—	90	—	—	90
Stock-based compensation expense	—	—	18,225	—	—	18,225
Other comprehensive income	—	—	—	118	—	118
Net loss	—	—	—	—	(15,424)	(15,424)
Balance at March 31, 2023	29,163,001	$29	$844,281	$32	$(339,694)	$504,648

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	27,416,106	$27	$508,465	$(55)	$(279,389)	$229,048
Stock options exercised	151,186	1	3,086	—	—	3,087
Vesting of restricted stock units	569	—	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(205)	—	(43)	—	—	(43)
Issuance of common stock	348	—	79	—	—	79
Stock-based compensation expense	—	—	9,721	—	—	9,721
Other comprehensive loss	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	(16,694)	(16,694)
Balance at March 31, 2022	27,568,004	$28	$521,308	$(198)	$(296,083)	$225,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(15,424)	$(16,694)
Adjustments to reconcile net loss:
Depreciation and amortization	593	359
Non-cash lease expense	265	260
Stock-based compensation expense	18,225	9,721
Non-cash stock issuance for services rendered	90	79
Other, net	(1)	61
Changes in operating assets and liabilities:
Accounts receivable	1,489	(382)
Inventories	(3,777)	(4,967)
Prepaid expenses and other current assets	(579)	216
Accounts payable	8,390	5,520
Accrued expenses and other liabilities	(10,615)	(6,921)
Net cash used in operating activities	(1,344)	(12,748)
Investing activities
Purchases of property and equipment	(3,753)	(1,215)
Purchases of strategic investments	—	(250)
Net cash used in investing activities	(3,753)	(1,465)
Financing activities
Proceeds from the exercise of stock options	7,377	3,087
Taxes paid on net share settlement of restricted stock units	(1,746)	(43)
Net cash provided by financing activities	5,631	3,044
Effect of exchange rate on cash	6	(7)
Increase (decrease) in cash and cash equivalents	540	(11,176)
Cash and cash equivalents at beginning of period	441,592	214,467
Cash and cash equivalents at end of period	$442,132	$203,291
Supplemental cash flow information
Cash paid for interest	$—	$466
Property and equipment included in accounts payable and accrued expenses	2,577	284

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
For a complete discussion of our significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiary has a functional currency in Euro. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Sales and expenses denominated in foreign currencies are translated at exchange rates in effect on the date

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
of the transaction. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other (income) expense, net in the consolidated statements of operations and comprehensive loss. For both of the three-month periods ended March 31, 2023 and 2022, we recognized $0 of gains, net. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive income (loss) within stockholders' equity in the consolidated balance sheets. We had $0.1 million of unrecognized gain in our accumulated other comprehensive income (loss) balance as of both March 31, 2023 and December 31, 2022.
Investments
At both March 31, 2023 and December 31, 2022, our investments consisted of U.S. government securities. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive loss within stockholders' equity. We had $0.1 million and $0.2 million of unrecognized loss in our accumulated other comprehensive income (loss) balance at March 31, 2023 and December 31, 2022, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other (income) expense, net in the consolidated statements of operations and comprehensive loss. For both of the three months ended March 31, 2023 and 2022, we recognized $0 of realized gains, net.
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than one year. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the consolidated statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both March 31, 2023 and December 31, 2022.
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
U.S. government securities: Consists of U.S. government Treasury bills with original maturities of less than one year and are based on quoted prices in active markets. These are included as Level 1 measurements in the tables below.
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of March 31, 2023 and December 31, 2022. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	March 31, 2023
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$395,037	$395,037	$—	$—
Total cash equivalents	395,037	395,037	—	—
Investments:
U.S. government securities	9,927	9,927	—	—
Total investments	9,927	9,927	—	—
Total cash equivalents and investments	$404,964	$404,964	$—	$—

	Fair Value Measurements as of
	December 31, 2022
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$390,846	$390,846	$—	$—
Total cash equivalents	390,846	390,846	—	—
Investments:
U.S. government securities	9,821	9,821	—	—
Total investments	9,821	9,821	—	—
Total cash equivalents and investments	$400,667	$400,667	$—	$—
There were no transfers between levels during the periods ended March 31, 2023 and December 31, 2022.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, investments, and accounts receivable. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. However, as of March 31, 2023 and December 31, 2022, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.

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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$5,143	$5,645
Finished goods	10,520	6,241
Total inventories, net of reserves	$15,663	$11,886
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was $2.7 million as of both March 31, 2023 and December 31, 2022.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	March 31, 2023	December 31, 2022
Computer equipment and software	$1,729	$1,729
Manufacturing equipment	5,974	5,974
Other equipment	600	535
Leasehold improvements	2,086	2,064
Construction in process	16,034	11,857
Property and equipment, cost	26,423	22,159
Less: accumulated depreciation and amortization	(5,503)	(4,910)
Property and equipment, net	$20,920	$17,249

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $10.5 million as of both March 31, 2023 and December 31, 2022. There were no adjustments to the carrying amount during either of the three months ended March 31, 2023 or 2022.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and operating lease right-of-use asset and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the three months ended March 31, 2023 or 2022.
Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Payroll related	$19,258	$30,398
Product warranty liability	741	920
Operating lease liabilities, current portion	1,367	1,336
Other accrued expenses	2,024	1,685
Total accrued expenses	$23,390	$34,339
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Three Months Ended March 31, 2023
	2023	2022
Balance at beginning of period	$920	$468
Provisions for warranty	132	11
Settlements of warranty claims	(311)	(41)
Balance at the end of the period	$741	$438

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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $23.6 million and $15.5 million during the three months ended March 31, 2023 and 2022, respectively.
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
Comprehensive Loss
Comprehensive income (loss) consists of net loss and changes in unrealized gains and losses due to interest rate fluctuations and other external factors on investments classified as available-for-sale, and foreign currency translation adjustments. Accumulated other comprehensive income (loss) is presented in the accompanying consolidated balance sheets as a component of stockholders' equity.

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

3. Investments
Our investments are classified as available-for-sale and consist of the following:

	March 31, 2023
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
U.S. government securities	$9,999	$—	$(72)	$9,927
Short-term investments	$9,999	$—	$(72)	$9,927

	December 31, 2022
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
U.S. government securities	$9,998	$—	$(177)	$9,821
Short-term investments	$9,998	$—	$(177)	$9,821
As of March 31, 2023 and December 31, 2022, we had no investments with a contractual maturity of greater than one year. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of March 31, 2023. At the end of each reporting period, we evaluate potential credit impairment on available-for-sale securities in an unrealized loss position, based on the expected cash flows to be collected and the yield-to-maturity on those securities. Securities with a valuation allowance for expected credit losses and deemed uncollectible are permanently written down, and a reversal out of the valuation allowance occurs.

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
The following table presents the lease balances within the consolidated balance sheets:

	March 31, 2023	December 31, 2022
Right-of-use assets:
Operating lease right-of-use assets	$6,614	$6,880
Operating lease liabilities:
Accrued expenses	1,367	1,336
Operating lease liabilities, non-current portion	7,185	7,536
Total operating lease liabilities	$8,552	$8,872
As of March 31, 2023, the remaining lease term was 5.2 years and the weighted average discount rate was 5.3%. The operating cash outflows from our operating leases were $0.4 million and $0.1 million for the three-month periods ended March 31, 2023 and 2022, respectively.

5. Long-Term Debt
In March 2019 we amended our $24.5 million term loan and security agreement, which we refer to as our former credit facility. The debt was interest only until April 1, 2022 and was scheduled to mature on March 1, 2024. The basic interest rate was the 30-day U.S. LIBOR rate, subject to a floor of 7.60%. In addition to the principal and interest payments, we were required to pay a final payment fee of 3.50% on all amounts outstanding, which was accreted using the effective interest rate method over the term of the credit facility and was to be due at the earlier of maturity or prepayment. Borrowings were prepayable in whole at our option, subject to a prepayment fee of 1.00%.
In August 2022, we prepaid the outstanding principal balance of $19.4 million, the final payment fee of $0.9 million, and the prepayment fee of $0.2 million. As of March 31, 2023 and December 31, 2022, we had no remaining amounts outstanding under our former credit facility.

6. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. Beginning January 1, 2022, we elected to begin making voluntary matching contributions to the plan. We match 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock. Discretionary contributions to the plan totaled $1.2 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

7. Stock-Based Compensation
As of March 31, 2023, there were 4,455,427 shares authorized for issuance under our equity incentive plan, of which 1,646,543 shares were available for future awards.
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
Option Value and Assumptions

	Three Months Ended
	March 31,
	2023	2022
Weighted average fair value	$151.88	$125.75
Assumptions:
Expected term (years)	6.25	6.25
Expected volatility	57.2 - 57.4%	56.6 - 56.9%
Risk-free interest rate	3.55 - 4.07%	1.75 - 2.40%
Expected dividend yield	0.0%	0.0%
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	2,660,734	$112.19	6.9	$372,068
Granted	314,517	$260.89
Exercised	(142,167)	$52.69		$29,432
Forfeited/expired	(14,695)	$191.61
Outstanding at March 31, 2023	2,818,389	$131.38	7.1	$299,585
Exercisable at March 31, 2023	1,670,615	$79.15	6.0	$259,222
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. As of March 31, 2023, the amount of unearned stock-based compensation to be expensed from now through the year 2027 related to unvested employee and non-employee director stock options is $122.8 million, which we expect to recognize over a weighted average period of 2.6 years.
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs include three- or four-year service periods and vest in equal installments on each anniversary of the date of grant, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of our common stock on the grant date. A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2022	124,680	$213.97	$31,404
Granted	76,355	$260.17
Vested	(18,852)	$229.92	$4,882
Forfeited	(2,809)	$217.18
Unvested at March 31, 2023	179,374	$231.91	$41,986
The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of vest. As of March 31, 2023, there was $37.7 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.5 years.
Performance Stock Units
During each of the quarters ended March 31, 2022 and 2023, we granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the three-year periods ending December 31, 2024 and December 31, 2025, respectively. The expense is recorded on a straight-line basis over the requisite service periods based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goals associated with PSU grants is assessed each reporting period. The number of shares earned at the end of each of the three-year periods will vary

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grants will be reversed.
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2022	77,472	$227.53	$19,514
Granted	90,434	$263.16
Forfeited	(879)	$227.53
Unvested at March 31, 2023	167,027	$246.82	$39,096
The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of March 31, 2023, there was $49.6 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of approximately 2.5 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. There were 1,090,703 shares available for future issuance under the ESPP as of March 31, 2023. The current purchase period under the ESPP began on January 1, 2023 and ends June 30, 2023.

8. Income Taxes
At both March 31, 2023 and December 31, 2022, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $0.2 million and $0.1 million in the three months ended March 31, 2023 and 2022, respectively. The nominal income tax expense reflects minimal state and foreign income tax expense in the three months ended March 31, 2023, and minimal state income tax expense and an accrual for uncertain tax benefits in the three months ended March 31, 2022.
As of December 31, 2022, our gross federal net operating loss carryforward was $257.4 million, which will expire at various dates beginning in 2033. In addition, net operating loss carryforwards for state income tax purposes of $183.3 million that include net operating losses will begin to expire in 2024. We also have gross research and development credit carryforwards of $10.1 million as of December 31, 2022, which will expire at various dates beginning in 2033.
Utilization of the net operating loss carryforwards and R&D credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar state provisions. During the three months ended March 31, 2023, we finalized a detailed analysis to determine whether an ownership change has occurred and if a limitation exists. It was determined that December 11, 2018 was the only date that we experienced an ownership change. The study concluded that none of the $126.5 million federal net operating losses and $1.7 million of federal R&D credits that were accumulated on December 11, 2018, will expire unused solely due to the limitations under Section 382 and 383.
Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence and cumulative losses, we believe it is

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
more likely than not that the deferred tax assets are not recognizable and will not be recognizable until we have sufficient book income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.
We had $0.1 million of gross unrecognized tax benefits as of each of March 31, 2023 and December 31, 2022.
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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe through a direct sales organization, and in Japan, Singapore, and Hong Kong through distributors. Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2023	2022
United States	$124,485	$66,426
All other countries	3,412	2,956
Total revenue	$127,897	$69,382
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
The following common stock-based awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive:

	March 31,
	2023	2022
Common stock options outstanding	2,818,389	2,763,215
Unvested restricted stock units	179,374	60,785
Shares issuable under the ESPP	5,136	5,435
Total	3,002,899	2,829,435

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, such as information with respect to our plans and strategy for our business and the impact of the ongoing and global COVID-19 pandemic on our business, financial results and financial condition on our business, financial results and financial condition includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with OSA. Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the U.S., Japan, Singapore, and Hong Kong must have been confirmed to fail or be unable to tolerate positive airway pressure treatments, such as CPAP, and be 18 years of age or older, though there are no similar requirements for patients in Europe.
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe through a direct sales organization and we sell our Inspire system in Japan, Singapore, and Hong Kong through distributors. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive interest through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy.
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of May 2, 2023, we have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met. Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
For the three months ended March 31, 2023, 97.3% of our revenue was derived in the U.S. and 2.7% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue during the three months ended March 31, 2023.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We have experienced and continue to experience supply disruptions which began during the COVID-19 pandemic, but have managed to avoid any significant supply and inventory issues or delay in implant procedures due to those issues. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. For example, during the three months ended September 30, 2022, we recorded a charge of $2.8 million for obsolete inventory and component parts related to product introductions which were completed in October 2022, including the new silicone leads and the Bluetooth®-enabled patient remote.
In the U.S., our products are shipped directly to our U.S. customers and Singapore and Hong Kong distributors on a purchase order basis, primarily by a third-party vendor with a facility in Tennessee, although we do ship some products from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by a third-party vendor with a facility located in the Netherlands. Shipments of products to our Japanese distributor are handled from our facility in Minnesota. Customers do not have the right to return non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended March 31, 2023, we generated revenue of $127.9 million with a gross margin of 84.4% and had a net loss of $15.4 million compared to revenue of $69.4 million with a gross margin of 85.6% and a net loss of $16.7 million for the three months ended March 31, 2022. Our accumulated deficit as of March 31, 2023 was $339.7 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries and the Asia Pacific region. For example, in March 2023, we received FDA approval to offer Inspire therapy to certain pediatric patients with Down syndrome. In 2022, we received FDA approval for additional magnetic resonance imaging ("MRI") scan conditions for use with Inspire therapy. This full-body MRI approval expands the Inspire use labeling that previously allowed only head, neck, and extremity MRI scans. Also in 2022, the FDA approved silicone-based stimulation and sensing leads, which provides improved manufacturability, easier system implantation, increased long-term performance, and enhanced reliability.
Our direct-to-consumer marketing includes the use of social media platforms such as Facebook, Google ad placements, and radio and television commercials. In January 2022, we purchased our first national television advertising spots and began airing new TV commercials, and in March 2023 and we began airing additional new television commercials. The objective of this outreach is to bring patients to our website, where they can find educational materials and videos on sleep apnea and the use and benefits of our Inspire therapy, contact information for physicians and clinical sites, and information regarding community awareness events. Further, our team leverages the Inspire Sleep app for patient education. We expect to continue to increase our direct-to-consumer activities.
We have a call center which we refer to as the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. In 2022, we initiated a digital scheduling pilot program to facilitate and streamline patient access to care. We plan to continue to expand this scheduling capability during the remainder of 2023.
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S. and European sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. During the three months ended March 31, 2023, we created 17 new U.S. sales territories, bringing the total to 242 U.S. territories as of March 31, 2023. During that same period, we activated 68 new centers, bringing the total to 973 U.S. medical centers implanting Inspire therapy as of March 31, 2023. At March 31, 2023, ASCs made up 24% of our total U.S. implanting centers, up from 23% at December 31, 2022.
Because of these and other factors, we may incur net losses for the next several years, and we may require substantial additional funding, which may include future equity and debt financings.
Macroeconomic Environment
The global economy is experiencing increased inflationary pressures in part due to global supply chain disruptions, labor shortages, and other impacts of the COVID-19 pandemic and current macroeconomic environment which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor, and weakening foreign currency exchange rates are creating additional economic challenges. These conditions may cause our customers to decrease or delay orders for our products.
Our operations have been adversely impacted by the inflationary pressures primarily related to labor, raw materials, and component parts. Our inventory on-hand has been constrained by the continuing supply chain challenges and component shortages, although the supply chain constraints eased somewhat in the first quarter of 2023.
COVID-19 Pandemic Update
Our business, operations, and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic. During the first quarter of 2022, resurgences of COVID-19 in various U.S. and international regions impacted our revenue, although surgical volumes had generally returned to pre-pandemic levels by the end of the first quarter, and therefore the impact on the remainder of 2022 was less significant. As discussed above, we have also experienced, and continue to experience, COVID-19-related supply chain issues which has negatively impacted our inventory levels. The extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and longevity of COVID-19 and its variants, the resurgence of COVID-19 in regions that have begun to recover from the initial impact of the pandemic, the impact of COVID-19 on economic activity, and the actions to contain its impact on public health and the global economy.

Components of Our Results of Operations
Revenue
We derive primarily all of our revenue from the sale of our Inspire system to hospitals and ASCs in the U.S., select countries in Europe, Japan, Singapore, and Hong Kong. We recognize revenues from sales of our Inspire system when the customer obtains control of the product, which occurs at a point in time, either upon shipment of the product or receipt of the product, depending on shipment terms.
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
Our gross margin for the last nine months of 2022 was lower than in previous periods primarily due to inventory obsolescence charges associated with product introductions, additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads, and higher costs of certain component parts which were impacted by inflation and supply chain issues. In 2023, we expect gross margins to be in the range of 83% to 85% given continued higher costs of certain component parts, somewhat offset by the price increase which began taking effect for U.S. customers in May 2022, as well as anticipated manufacturing efficiencies.
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

Other (Income) Expense
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

Results of Operations

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$127,897	$69,382	$58,515	84.3%
Cost of goods sold	19,888	10,004	9,884	98.8%
Gross profit	108,009	59,378	48,631	81.9%
Gross margin	84.4%	85.6%
Operating expenses:
Research and development	25,519	11,870	13,649	115.0%
Selling, general and administrative	101,988	63,564	38,424	60.4%
Total operating expenses	127,507	75,434	52,073	69.0%
Operating loss	(19,498)	(16,056)	(3,442)	21.4%
Other (income) expense, net	(4,290)	538	(4,828)	(897.4)%
Loss before income taxes	(15,208)	(16,594)	1,386	(8.4)%
Income taxes	216	100	116	116.0%
Net loss	$(15,424)	$(16,694)	$1,270	(7.6)%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue
Revenue increased $58.5 million, or 84.3%, to $127.9 million for the three months ended March 31, 2023 compared to $69.4 million for the three months ended March 31, 2022. These results reflect an increase in sales of our Inspire system of $58.1 million in the U.S. and an increase of $0.4 million outside of the U.S. Overall revenue growth was primarily due to increased utilization, increased market penetration in existing territories, expansion into new territories, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022.

Revenue information by region is summarized as follows:

	Three Months Ended March 31,
	2023		2022		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$124,485	97.3%	$66,426	95.7%	$58,059	87.4%
All other countries	3,412	2.7%	2,956	4.3%	456	15.4%
Total revenue	$127,897	100.0%	$69,382	100.0%	$58,515	84.3%
Revenue generated in the U.S. was $124.5 million for the three months ended March 31, 2023, an increase of $58.1 million, or 87.4%, compared to the three months ended March 31, 2022. Overall revenue growth was primarily due to increased utilization, increased market penetration in existing territories, expansion into new territories, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022. As noted above, U.S. revenue during the three months ended March 31, 2022 was slightly negatively impacted by the COVID-19 pandemic.
Revenue generated outside of the U.S. was $3.4 million in the three months ended March 31, 2023, an increase of $0.4 million, or 15.4%, compared to the three months ended March 31, 2022. While units sold outside the U.S. increased 23.7% over the prior year period, sales to distributors in the Asia Pacific region at a lower average selling price and unfavorable exchange rates adversely impacted revenue growth. As noted above, international revenue during the three months ended March 31, 2022 was slightly negatively impacted by the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $9.9 million, or 98.8%, to $19.9 million for the three months ended March 31, 2023 compared to $10.0 million for the three months ended March 31, 2022. The increase was primarily due to product costs associated with higher sales volume of our Inspire system, higher costs of certain component parts which were impacted by inflation and supply chain issues, and additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads.
Gross margin decreased to 84.4% for the three months ended March 31, 2023 compared to 85.6% for the three months ended March 31, 2022. Gross margin for the three months ended March 31, 2023 was lower primarily due to higher costs of certain component parts, somewhat offset by increased sales volume and manufacturing efficiencies and a price increase which began taking effect for some U.S. customers in May 2022.
Research and Development Expenses
Research and development expenses increased $13.6 million, or 115.0%, to $25.5 million for the three months ended March 31, 2023 compared to $11.9 million for the three months ended March 31, 2022. This change was primarily due to an increase of $6.3 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense and $7.3 million for incremental ongoing research and development costs, including ongoing development of the Inspire Cloud, the next generation Inspire neurostimulator and the physician programmer.
Selling, General and Administrative Expenses
SG&A expenses increased $38.4 million, or 60.4%, to $102.0 million for the three months ended March 31, 2023 compared to $63.6 million for the three months ended March 31, 2022. The primary driver of this change was an increase of $22.8 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $9.9 million, primarily consisting of direct-to-consumer initiatives, including new national TV advertisements, which began airing in the first quarter of 2023, and the expansion of our ACP call center. Other drivers of the change to

SG&A expenses included an increase in travel expenses of $3.4 million and an increase in general corporate costs of $2.3 million primarily due to computer equipment and software, consulting fees, legal fees and bank fees.
Other (Income) Expense
Other (income) expense changed by $4.8 million, or 897.4%, to $4.3 million of income, net for the three months ended March 31, 2023 compared to $0.5 million of expense, net for the three months ended March 31, 2022. The change was primarily due to an increase of $4.2 million in interest and dividend income due to higher interest rates on our higher cash and cash equivalents balances, a decrease of $0.5 million in interest expense due to the August 2022 early termination of our credit facility, and a net change of $0.1 million in foreign currency translation and remeasurement gains due to exchange rates and loss on investments.
Income Taxes
We recorded a provision for incomes taxes of approximately $0.2 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents and available-for-sale securities of $452.1 million, an increase of $0.6 million from $451.4 million as of December 31, 2022. Working capital totaled $473.7 million as of March 31, 2023, an increase of $4.9 million from December 31, 2022. We define working capital as current assets less current liabilities. The increase in working capital was primarily due the following factors:
•a decrease of $10.9 million in accrued expenses which decreased primarily due to the payment of year-end bonuses and commissions;
•an increase of $3.8 million in inventory balances which increased as supply chain issues ease;
•an increase of $0.6 million in prepaid expense and other current assets;
•a $0.5 million increase in cash and cash equivalents, primarily due to sales of the Inspire system and proceeds from the exercise of stock options, somewhat offset by cash used to support operations; and
•an increase of $0.1 million in short-term investments.
The increase in working capital was offset by the following factors:
•a $9.6 million increase in accounts payable, generally due to our business volume and headcount growth from the prior year; and
•a decrease of $1.5 million in accounts receivable due to collection on higher sales which occurred during the fourth quarter of 2022.
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
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At March 31, 2023, we had $395.0 million in money market funds and $9.9 million of investments in U.S. government securities, and no investments with a contractual maturity over one year.

In the three months ended March 31, 2023, our R&D and SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases in 2023. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in 2023, primarily related to the ongoing development of the next generation Inspire neurostimulator and the SleepSync™ platform.
We spent $3.8 million on purchases of property and equipment in the three months ended March 31, 2023, mainly on testing systems for our next generation Inspire system as well as our Inspire Cloud. We anticipate further capital expenditures in 2023, primarily for additional production equipment and to a lesser extent, leasehold improvements on our corporate office.
As of March 31, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
We believe that our existing cash and cash equivalents and investments, which totaled $452.1 million as of March 31, 2023, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,344)	$(12,748)
Investing activities	(3,753)	(1,465)
Financing activities	5,631	3,044
Effect of exchange rate on cash	6	(7)
Net increase (decrease) in cash and cash equivalents	$540	$(11,176)
Operating Activities
The net cash used in operating activities was $1.3 million for the three months ended March 31, 2023 and consisted of a net loss of $15.4 million, non-cash charges of $19.2 million, and a decrease in net operating assets of $5.1 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options, restricted stock units, and performance stock units to more employees at a higher fair market value. The remainder of the non-cash charges included depreciation and amortization expense, non-cash lease expense, and stock issued for services rendered. Operating assets include accounts receivable which decreased due to collections on the higher sales volume we typically experience late in the fourth quarter. Operating assets also include inventories, which increased as supply chain constraints eased, and to a lesser extent prepaid expenses and other current assets. Operating liabilities includes accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, and accrued expenses, which decreased primarily due to the payment of year-end bonuses and commissions.
The net cash used in operating activities was $12.7 million for the three months ended March 31, 2022 and consisted of a net loss of $16.7 million, non-cash charges of $10.5 million, and a decrease in net operating assets of $6.5 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options and restricted stock to employees at a higher fair market value, as well as the introduction of performance stock unit grants. The remainder of the non-cash charges included depreciation and amortization, non-cash lease expense, stock issued for services rendered, accretion of the debt discount, and accretion of the investment discount. Operating assets includes inventories, which increased due to manufacturing of systems inventory to meet increased sales and to establish safety stock to avoid inventory shortages in the event of COVID-related production or supply issues. Operating assets also include accounts receivable which increased slightly over the prior year-end balance, and prepaid expenses and other current assets which decreased slightly. Operating liabilities includes accrued expenses, which decreased primarily due to the payment of accrued compensation as annual bonuses were paid, and accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, including compensation and personnel-related costs.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $3.8 million and consisted of purchases of property and equipment.
Net cash provided by investing activities for the three months ended March 31, 2022 was $1.5 million and consisted of purchases of property and equipment of $1.2 million and the purchase of an investment of $0.3 million.
Financing Activities
Net cash provided by financing activities was $5.6 million for the three months ended March 31, 2023 and consisted of $7.4 million in proceeds from the exercise of stock options, somewhat offset by $1.7 million of taxes paid on net share settlement of RSUs.
Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2022 and consisted of proceeds from the exercise of stock options of $3.1 million, partially offset by less than $0.1 million of taxes paid to net share settlement of RSUs.

Contractual Obligations and Commitments
There have been no material changes to our short-term and long-term anticipated cash requirements under contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2023.

Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that such standards will not have a significant impact on our consolidated financial statements or do not otherwise apply to our operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% increase in interest rates during the three months ended March 31, 2023 would have impacted interest income on our consolidated financial statements by approximately $5.2 million.
Credit Risk, Foreign Currency Risk, and Inflation Risk
For market risks related to changes in credit, foreign currency, and inflation, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to these risks has not materially changed from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than as described below.
As of March 31, 2023 and December 31, 2022, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits. Market conditions can impact the viability of where our cash is held. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not party to any material legal proceedings.

Item 1A.    Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in "Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018

10.1	Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after January 31, 2023	10-K	001-38468	10.10	2/10/23

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.

Date:	May 2, 2023	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 2, 2023	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)