Form 10-Q
period 2023-06-30
Inspire Medical Systems, Inc.
filed 2023-08-01
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 24, 2023, the registrant had 29,335,731 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, the impact of COVID-19 on our business, financial results and financial position, prospective products, international product approvals and commercialization, our expectations regarding the final reimbursement levels for Inspire therapy procedures, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, human capital initiatives, environmental, social, and governance reporting, and the plans and objectives of management for future operations.
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
•the impact on our business, financial condition, and results of operation from COVID-19, or any other pandemic, epidemic or outbreak of an infectious disease;
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

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$467,051	$441,592
Investments, short-term	—	9,821
Accounts receivable, net of allowance for credit losses of $917 and $36, respectively	63,500	61,228
Inventories, net	20,840	11,886
Prepaid expenses and other current assets	8,685	5,505
Total current assets	560,076	530,032
Property and equipment, net	25,217	17,249
Operating lease right-of-use assets	21,368	6,880
Other non-current assets	11,585	10,715
Total assets	$618,246	$564,876
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$39,961	$26,847
Accrued expenses	26,726	34,339
Total current liabilities	66,687	61,186
Operating lease liabilities, non-current portion	22,054	7,536
Other non-current liabilities	146	146
Total liabilities	88,887	68,868
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 29,326,179 and 29,008,368 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	880,873	820,335
Accumulated other comprehensive income (loss)	103	(86)
Accumulated deficit	(351,646)	(324,270)
Total stockholders' equity	529,359	496,008
Total liabilities and stockholders' equity	$618,246	$564,876
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$151,092	$91,386	$278,989	$160,768
Cost of goods sold	24,252	14,173	44,140	24,177
Gross profit	126,840	77,213	234,849	136,591
Operating expenses:
Research and development	30,821	14,534	56,340	26,404
Selling, general and administrative	112,618	76,686	214,606	140,250
Total operating expenses	143,439	91,220	270,946	166,654
Operating loss	(16,599)	(14,007)	(36,097)	(30,063)
Other expense (income):
Interest and dividend income	(4,922)	(297)	(9,195)	(331)
Interest expense	—	494	—	1,021
Other expense, net	61	144	44	189
Total other (income) expense	(4,861)	341	(9,151)	879
Loss before income taxes	(11,738)	(14,348)	(26,946)	(30,942)
Income taxes	214	142	430	242
Net loss	(11,952)	(14,490)	(27,376)	(31,184)
Other comprehensive loss:
Foreign currency translation gain	72	42	177	42
Unrealized (loss) gain on investments	(1)	(45)	12	(188)
Total comprehensive loss	$(11,881)	$(14,493)	$(27,187)	$(31,330)
Net loss per share, basic and diluted	$(0.41)	$(0.53)	$(0.94)	$(1.13)
Weighted average common shares used to compute net loss per share, basic and diluted	29,229,922	27,594,874	29,160,323	27,556,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	29,008,368	$29	$820,335	$(86)	$(324,270)	$496,008
Stock options exercised	142,167	—	7,377	—	—	7,377
Vesting of restricted stock units	18,852	—	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(6,750)	—	(1,746)	—	—	(1,746)
Issuance of common stock	364	—	90	—	—	90
Stock-based compensation expense	—	—	18,225	—	—	18,225
Other comprehensive income	—	—	—	118	—	118
Net loss	—	—	—	—	(15,424)	(15,424)
Balance at March 31, 2023	29,163,001	29	844,281	32	(339,694)	504,648
Stock options exercised	143,693	—	13,113	—	—	13,113
Vesting of restricted stock units	9,349	—	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(3,237)	—	(971)	—	—	(971)
Issuance of common stock	390	—	91	—	—	91
Issuance of common stock for employee stock purchase plan	12,983	—	2,792	—	—	2,792
Stock-based compensation expense	—	—	21,567	—	—	21,567
Other comprehensive income	—	—	—	71	—	71
Net loss	—	—	—	—	(11,952)	(11,952)
Balance at June 30, 2023	29,326,179	$29	$880,873	$103	$(351,646)	$529,359

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

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(27,376)	$(31,184)
Adjustments to reconcile net loss:
Depreciation and amortization	1,252	776
Non-cash lease expense	593	519
Stock-based compensation expense	39,792	22,380
Non-cash stock issuance for services rendered	181	159
Other, net	880	53
Changes in operating assets and liabilities:
Accounts receivable	(3,116)	(6,207)
Inventories	(8,954)	(4,625)
Prepaid expenses and other current assets	(3,791)	(1,917)
Accounts payable	11,782	3,755
Accrued expenses and other liabilities	(7,495)	(2,411)
Net cash provided by (used in) operating activities	3,748	(18,702)
Investing activities
Purchases of property and equipment	(8,608)	(2,634)
Proceeds from sales or maturities of investments	10,000	—
Purchases of strategic investments	(250)	(10,250)
Net cash provided by (used in) investing activities	1,142	(12,884)
Financing activities
Payments on long-term debt obligation	—	(3,063)
Proceeds from the exercise of stock options	20,490	4,635
Taxes paid on net share settlement of restricted stock units	(2,717)	(43)
Proceeds from issuance of common stock from employee stock purchase plan	2,792	2,134
Net cash provided by financing activities	20,565	3,663
Effect of exchange rate on cash	4	26
Increase (decrease) in cash and cash equivalents	25,459	(27,897)
Cash and cash equivalents at beginning of period	441,592	214,467
Cash and cash equivalents at end of period	$467,051	$186,570
Supplemental cash flow information
Cash paid for interest	$—	$922
Property and equipment included in accounts payable and accrued expenses	2,678	1,212

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
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiaries have functional currency in Euro and Yen. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Sales and expenses denominated in foreign currencies are translated at exchange rates

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
in effect on the date of the transaction. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other expense, net in the consolidated statements of operations and comprehensive loss. For both of the three-month periods ended June 30, 2023 and 2022, we recognized $0.1 million of gains, net. For the six-month periods ended June 30, 2023 and 2022, we recognized $0.0 million and $0.2 million of gains, net, respectively. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive income (loss) within stockholders' equity in the consolidated balance sheets. We had $0.1 million of unrecognized gain in our accumulated other comprehensive income (loss) balance as of both June 30, 2023 and December 31, 2022.
Investments
At December 31, 2022, our investments consisted of U.S. government securities. Investments are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive loss within stockholders' equity. We had $0.0 million and $0.2 million of unrecognized loss in our accumulated other comprehensive income (loss) balance at June 30, 2023 and December 31, 2022, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense, net in the consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2023 and 2022, we recognized $0 of realized losses, net.
We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a "zero-loss exception" for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity, which for us is no longer than one year. We record changes in the allowance for credit losses for available-for-sale debt securities with a corresponding adjustment in credit loss expense on the consolidated statement of operations and comprehensive loss. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both June 30, 2023 and December 31, 2022.
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
U.S. government securities: Consists of U.S. government Treasury bills with original maturities of less than one year and are based on quoted prices in active markets. These are included as Level 1 measurements in the table below.
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of June 30, 2023 and December 31, 2022. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	June 30, 2023
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$419,942	$419,942	$—	$—
Total cash equivalents	419,942	419,942	—	—
Investments:
Total investments	—	—	—	—
Total cash equivalents and investments	$419,942	$419,942	$—	$—

	Fair Value Measurements as of
	December 31, 2022
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$390,846	$390,846	$—	$—
Total cash equivalents	390,846	390,846	—	—
Investments:
U.S. government securities	9,821	9,821	—	—
Total investments	9,821	9,821	—	—
Total cash equivalents and investments	$400,667	$400,667	$—	$—
There were no transfers between levels during the periods ended June 30, 2023 and December 31, 2022.
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. However, as of June 30, 2023 and December 31, 2022, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.

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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$4,118	$5,645
Finished goods	16,722	6,241
Total inventories, net of reserves	$20,840	$11,886
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized. At both June 30, 2023 and December 31, 2022, there was $0 included in inventory related to prelaunch inventory.
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was $3.0 million and $2.7 million as of June 30, 2023 and December 31, 2022, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Computer equipment and software	$2,152	$1,729
Manufacturing equipment	6,856	5,974
Other equipment	1,761	535
Leasehold improvements	2,086	2,064
Construction in process	18,523	11,857
Property and equipment, cost	31,378	22,159
Less: accumulated depreciation and amortization	(6,161)	(4,910)
Property and equipment, net	$25,217	$17,249
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.7 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $10.8 million and $10.5 million as of June 30, 2023 and December 31, 2022, respectively. There were no adjustments to the carrying amount during either of the six months ended June 30, 2023 or 2022.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and operating lease right-of-use asset and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the six months ended June 30, 2023 or 2022.
Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Payroll related	$22,552	$30,398
Product warranty liability	760	920
Operating lease liabilities, current portion	1,315	1,336
Other accrued expenses	2,099	1,685
Total accrued expenses	$26,726	$34,339

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$741	$438	$920	$468
Provisions for warranty	151	110	283	121
Settlements of warranty claims	(132)	(60)	(443)	(101)
Balance at the end of the period	$760	$488	$760	$488
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Research and Development
Research and development expenses consist primarily of product development, clinical and regulatory affairs, quality assurance, consulting services, and other costs associated with products and technologies in development. These expenses include employee compensation, including stock-based compensation, supplies, materials, prelaunch inventory, consulting, and travel expenses related to research and development programs. Clinical expenses include clinical study design, clinical site reimbursement, data management, travel expenses, and the cost of manufacturing products for clinical studies.
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized. Prelaunch inventory expenses were $3.0 million and $0.0 million during the three months ended June 30, 2023 and 2022, respectively and $3.0 million and $0.0 million during the six months ended June 30, 2023 and 2022, respectively.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $25.3 million and $18.0 million during the three months ended June 30, 2023 and 2022, respectively, and $48.9 million and $33.5 million during the six months ended June 30, 2023 and 2022, respectively.
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
Comprehensive Income (Loss)
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

3. Investments
We had no investments as of June 30, 2023. Our investments as of December 31, 2022 were classified as available-for-sale and consisted of the following:

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

4. Leases
We lease office space for our corporate headquarters under non-cancelable operating leases. The leases were amended on May 10, 2023 to increase the total space leased to approximately 106,000 square feet and to extend the noncancellable lease term through May 31, 2035, resulting in a non-cash increase in the associated right-of-use asset and lease liability of $15.1 million. The amended lease also includes options to renew for up to two additional periods of five years each at the then-prevailing market rates. The exercises of the lease renewal options are at our sole discretion and were not included in the lease term for the calculation of the ROU assets and lease liabilities as of the lease modification date as they were not reasonably certain of exercise.
In addition to base rent, we also pay our proportionate share of the operating expenses, as defined in the leases. These payments are made monthly and adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.
The following table presents the lease balances within the consolidated balance sheets:

	June 30, 2023	December 31, 2022
Right-of-use assets:
Operating lease right-of-use assets	$21,368	$6,880
Operating lease liabilities:
Accrued expenses	1,315	1,336
Operating lease liabilities, non-current portion	22,054	7,536
Total operating lease liabilities	$23,369	$8,872
Maturities of our lease liability for our operating lease are as follows as of June 30, 2023:

2023 (remaining)	$1,207
2024	2,457
2025	(2,296)
2026	2,924
2027	3,012
Thereafter	25,335
Total undiscounted lease payments	32,639
Less: imputed interest	(9,270)
Present value of lease liability	$23,369
As of June 30, 2023, the remaining lease term was 11.9 years and the discount rate was 4.9%. The operating cash outflows from our operating leases were $0.5 million and $0.1 million for the three-month periods ended June 30, 2023 and 2022, respectively, and $0.9 million and $0.1 million for the six-month periods ended June 30, 2023 and 2022, respectively.

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
In August 2022, we prepaid the outstanding principal balance of $19.4 million, the final payment fee of $0.9 million, and the prepayment fee of $0.2 million. As of June 30, 2023 and December 31, 2022, we had no remaining amounts outstanding under our former credit facility.

6. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. Beginning January 1, 2022, we elected to begin making voluntary matching contributions to the plan. We match 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock. Discretionary contributions to the plan totaled $0.9 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $2.1 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

7. Stock-Based Compensation
As of June 30, 2023, there were 4,316,601 shares authorized for issuance under our equity incentive plan, of which 1,583,136 shares were available for future awards.
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Option Value and Assumptions

	Six Months Ended
	June 30,
	2023	2022
Weighted average fair value	$154.11	$121.74
Assumptions:
Expected term (years)	6.25	5.50 - 6.25
Expected volatility	56.6 - 57.4%	56.2 - 56.9%
Risk-free interest rate	3.49 - 4.07%	1.75 - 3.04%
Expected dividend yield	0.0%	0.0%
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
Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	2,660,734	$112.19	6.9	$372,068
Granted	368,459	$265.06
Exercised	(285,860)	$71.68		$58,740
Forfeited/expired	(26,915)	$197.29
Outstanding at June 30, 2023	2,716,418	$136.35	6.9	$511,474
Exercisable at June 30, 2023	1,653,502	$84.15	5.8	$397,651
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. As of June 30, 2023, the amount of unearned stock-based compensation to be expensed from now through the year 2027 related to unvested employee and non-employee director stock options is $118.7 million, which we expect to recognize over a weighted average period of 2.6 years.

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

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2022	124,680	$213.97	$31,404
Granted	98,040	$265.70
Vested	(28,201)	$215.38	$7,692
Forfeited	(6,117)	$232.82
Unvested at June 30, 2023	188,402	$240.07	$61,163
The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of vest. As of June 30, 2023, there was $38.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.3 years.
Performance Stock Units
During each of the quarters ended March 31, 2022 and 2023, we granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the three-year periods ending December 31, 2024 and December 31, 2025, respectively. The expense is recorded on a straight-line basis over the requisite service periods based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goals associated with PSU grants is assessed each reporting period. The number of shares earned at the end of each of the three-year periods will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grants will be reversed.
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2022	77,472	$227.53	$19,514
Granted	90,434	$263.16
Forfeited	(879)	$227.53
Unvested at June 30, 2023	167,027	$246.82	$54,224
The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of June 30, 2023, there was $44.6 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of approximately 2.3 years.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. There were 1,077,720 shares available for future issuance under the ESPP as of June 30, 2023. The current purchase period under the ESPP began on July 1, 2023 and ends December 31, 2023.

8. Income Taxes
At both June 30, 2023 and December 31, 2022, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. The nominal income tax expense reflects minimal state and foreign income tax expense in the six months ended June 30, 2023, and minimal state income tax expense and an accrual for uncertain tax positions in the three and six months ended June 30, 2022.
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
We had $0.1 million of tax payable on unrecognized tax positions as of each of June 30, 2023 and December 31, 2022.
We file income tax returns in the applicable jurisdictions. The 2019 to 2021 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax positions over the next 12 months.

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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe and Japan through a direct sales organization, and in Singapore and Hong Kong through distributors. Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$144,749	$87,876	$269,234	$154,302
All other countries	6,343	3,510	9,755	6,466
Total revenue	$151,092	$91,386	$278,989	$160,768
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
The following common stock-based awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive:

	June 30,
	2023	2022
Common stock options outstanding	2,716,418	2,751,825
Unvested restricted stock units	188,402	87,509
Total	2,904,820	2,839,334

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, such as information with respect to our plans and strategy for our business and the impact of macroeconomic factors on our business, financial results and financial condition includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe and Japan through a direct sales organization and we sell our Inspire system in Singapore and Hong Kong through distributors. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive interest through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy.
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of August 1, 2023, we have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met. Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
In July 2023, the 2024 proposed Medicare reimbursement payments were announced. The 2024 proposed rate to our hospital customers is $30,355 per implantation, an increase of 3% over the 2023 rate. The proposed ASC reimbursement for 2024 is $25,470 per implantation, an increase of 1% over the 2023 rate. The 2024 national average physician payments are proposed to be $823 for implantation of a hypoglossal nerve stimulator, a 6% decrease over the 2023 payment, and $95 for the DISE procedure, a 1% increase over the 2023 amount. The proposed reimbursement rates will be reviewed by the Centers for Medicare & Medicaid Services ("CMS") in conjunction with the annual Medicare rulemaking cycle with final decisions expected in November 2023.

For the six months ended June 30, 2023, 96.5% of our revenue was derived in the U.S. and 3.5% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue during the six months ended June 30, 2023.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We have experienced and continue to experience supply disruptions that began during the COVID-19 pandemic, but have managed to avoid any significant supply and inventory issues or delay in implant procedures due to those issues. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. For example, during the three months ended September 30, 2022, we recorded a charge of $2.8 million for obsolete inventory and component parts related to product introductions which were completed in October 2022, including the new silicone leads and the Bluetooth®-enabled patient remote.
In the U.S., our products are shipped directly to our U.S. customers and Singapore and Hong Kong distributors on a purchase order basis, primarily by a third-party vendor with a facility in Tennessee, although we do ship some products from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by a third-party vendor with a facility located in the Netherlands, and warehousing and shipping operations for our Japanese customers are handled by a third-party vendor with a facility in Japan. Customers do not have the right to return non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended June 30, 2023, we generated revenue of $151.1 million with a gross margin of 83.9% and had a net loss of $12.0 million compared to revenue of $91.4 million with a gross margin of 84.5% and a net loss of $14.5 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, we generated revenue of $279.0 million with a gross margin of 84.2% and had a net loss of $27.4 million compared to revenue of $160.8 million with a gross margin of 85.0% and a net loss of $31.2 million for the six months ended June 30, 2022. Our accumulated deficit as of June 30, 2023 was $351.6 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries and the Asia Pacific region. For example, in June 2023, we submitted a premarket approval ("PMA") supplement to the FDA for our next generation Inspire system. Also in June 2023, we received approval from the FDA on an expanded indication which includes an increase on the upper limit of the Apnea Hypopnea Index to 100 events per hour from 65, and raises the Body Mass Index warning in the labeling to 40 from 32. In March 2023, we received FDA approval to offer Inspire therapy to certain pediatric patients with Down syndrome, and in 2022, we received FDA approval for additional magnetic resonance imaging ("MRI") scan conditions for use with Inspire therapy. This full-body MRI approval expands the Inspire use labeling that previously allowed only head, neck, and extremity MRI scans. Also in 2022, the FDA approved silicone-based stimulation and sensing leads, which provides improved manufacturability, easier system implantation, increased long-term performance, and enhanced reliability.
Our direct-to-consumer marketing includes the use of social media platforms such as Facebook, Google ad placements, and radio and television commercials. In January 2022, we purchased our first national television advertising spots and began airing new TV commercials, and in March 2023, we began airing additional new television commercials. The objective of this outreach is to bring patients to our website, where they can find educational materials and videos on sleep apnea and the use and benefits of our Inspire therapy, contact information for physicians and clinical sites, and information regarding community awareness events. Further, our team leverages the Inspire Sleep app for patient education. We expect to continue to increase our direct-to-consumer activities.
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
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S. and European sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. During the three months ended June 30, 2023, we created 19 new U.S. sales territories, bringing the total to 261 U.S. territories as of June 30, 2023. During that same period, we activated 72 new centers, bringing the total to 1,045 U.S. medical centers implanting Inspire therapy as of June 30, 2023. At both of June 30, 2023 and December 31, 2022, ASCs made up 23% of our total U.S. implanting centers.
Because of these and other factors, we may incur net losses for the next several years, and we may require substantial additional funding, which may include future equity and debt financings.
Macroeconomic Environment
The global economy is experiencing increased inflationary pressures in part due to global supply chain disruptions, labor shortages, and other impacts from COVID-19 and current macroeconomic environment which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor, and weakening foreign currency exchange rates are creating additional economic challenges. These conditions may cause our customers to decrease or delay orders for our products.
Our operations have been adversely impacted by the inflationary pressures primarily related to labor, raw materials, and component parts. Our inventory on-hand has been constrained by the continuing supply chain challenges and component shortages, although the supply chain constraints eased somewhat in the first half of 2023.
COVID-19 Update
Our business, operations, and financial condition and results have been and may continue to be impacted by COVID-19. During the first quarter of 2022, resurgences of COVID-19 in various U.S. and international regions impacted our revenue slightly, although surgical volumes had generally returned to pre-pandemic levels by the end of the first quarter, and therefore the impact on the remainder of 2022 was less significant. As discussed above, we have also experienced, and continue to experience, COVID-19-related supply chain issues which has negatively impacted our inventory levels. The extent to which COVID-19 continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and longevity of COVID-19 and its variants, the resurgence of COVID-19 in regions that have begun to recover from the initial impact of the pandemic, the impact of COVID-19 on economic activity, and the actions to contain its impact on public health and the global economy.

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
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and we expect it will continue to be affected by a variety of factors, including manufacturing costs, the average selling price of our Inspire system, the implementation of cost-reduction strategies, inventory obsolescence costs, which generally occur when new generations of our Inspire system are introduced, and to a lesser extent the sales mix between the U.S. and countries outside of the U.S., as our average selling price in the U.S. tends to be higher than in other countries. Our gross margin may increase slightly to the extent our production volumes increase and we receive discounts on the costs charged by our contract manufacturers, thereby reducing our per unit costs, and when we implement price increases on our products, thereby increasing our revenue. On the other hand, our gross margin may decrease slightly to the extent our yields decrease, or materials and labor prices increase due to supply chain issues and inflation, thereby increasing our per unit costs. However, our gross margin may also fluctuate from quarter to quarter due to seasonality and foreign currency exchange rates.
Our gross margin for the last nine months of 2022 was lower than in previous periods primarily due to inventory obsolescence charges associated with product introductions, additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads, and higher costs of certain component parts which were impacted by inflation and supply chain issues. In 2023, we expect gross margins to be in the range of 83% to 85% given continued higher costs of certain component parts and additional manufacturing costs of sensors and lower yields prior to process enhancements, somewhat offset by the price increase which began taking effect for U.S. customers in May 2022.
Research and Development Expenses
Research and development expenses consist primarily of product development, engineering, clinical studies to develop and support our products, regulatory expenses, quality assurance, testing, consulting services, prelaunch inventory, and other costs associated with the next generation versions of the Inspire system. These expenses include employee compensation, including stock-based compensation, supplies, materials, consulting, and travel expenses related to research and development programs. Additionally, these expenses include clinical study management, payments to clinical investigators, data management and travel expenses for our various clinical studies.
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and we also expect future economic benefit from the sales of the product candidate to be realized.
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

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$151,092	$91,386	$59,706	65.3%	$278,989	$160,768	$118,221	73.5%
Cost of goods sold	24,252	14,173	10,079	71.1%	44,140	24,177	19,963	82.6%
Gross profit	126,840	77,213	49,627	64.3%	234,849	136,591	98,258	71.9%
Gross margin	83.9%	84.5%			84.2%	85.0%
Operating expenses:
Research and development	30,821	14,534	16,287	112.1%	56,340	26,404	29,936	113.4%
Selling, general and administrative	112,618	76,686	35,932	46.9%	214,606	140,250	74,356	53.0%
Total operating expenses	143,439	91,220	52,219	57.2%	270,946	166,654	104,292	62.6%
Operating loss	(16,599)	(14,007)	(2,592)	18.5%	(36,097)	(30,063)	(6,034)	20.1%
Other (income) expense, net	(4,861)	341	(5,202)	(1,526)%	(9,151)	879	(10,030)	(1,141)%
Loss before income taxes	(11,738)	(14,348)	2,610	(18.2)%	(26,946)	(30,942)	3,996	(12.9)%
Income taxes	214	142	72	50.7%	430	242	188	77.7%
Net loss	$(11,952)	$(14,490)	$2,538	(17.5)%	$(27,376)	$(31,184)	$3,808	(12.2)%
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue
Revenue increased $59.7 million, or 65.3%, to $151.1 million for the three months ended June 30, 2023 compared to $91.4 million for the three months ended June 30, 2022. These results reflect an increase in sales of our Inspire system of $56.9 million in the U.S. and an increase of $2.8 million outside of the U.S. Overall revenue growth was primarily due to increased utilization, increased market penetration in existing territories, expansion into new territories, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022.
Revenue information by region is summarized as follows:

	Three Months Ended June 30,
	2023		2022		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$144,749	95.8%	$87,876	96.2%	$56,873	64.7%
All other countries	6,343	4.2%	3,510	3.8%	2,833	80.7%
Total revenue	$151,092	100.0%	$91,386	100.0%	$59,706	65.3%
Revenue generated in the U.S. was $144.7 million for the three months ended June 30, 2023, an increase of $56.9 million, or 64.7%, compared to the three months ended June 30, 2022. Overall revenue growth was primarily due to increased utilization, increased market penetration in existing territories, expansion into new territories, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022.
Revenue generated outside of the U.S. was $6.3 million in the three months ended June 30, 2023, an increase of $2.8 million, or 80.7%, compared to the three months ended June 30, 2022. Revenue growth was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, the first sales to our Hong Kong distributor, and increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $10.1 million, or 71.1%, to $24.3 million for the three months ended June 30, 2023 compared to $14.2 million for the three months ended June 30, 2022. The increase was primarily due to product costs associated with higher sales volume of our Inspire system, additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads, and higher costs of certain component parts which were impacted by inflation and supply chain issues.
Gross margin decreased to 83.9% for the three months ended June 30, 2023 from 84.5% for the three months ended June 30, 2022. Gross margin for the three months ended June 30, 2023 was lower primarily due to additional manufacturing costs of sensors and lower yields prior to process enhancements, and higher costs of certain component parts, partially offset by the price increase that began taking effect for some U.S. customers in May 2022.
Research and Development Expenses
Research and development expenses increased $16.3 million, or 112.1%, to $30.8 million for the three months ended June 30, 2023 compared to $14.5 million for the three months ended June 30, 2022. This change was primarily due to an increase of $6.8 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, $6.2 million for incremental ongoing research and development costs, including ongoing development of the SleepSync™ platform, the next generation Inspire neurostimulator and the physician programmer, $3.0 million of prelaunch inventory related to our next generation Inspire neurostimulator, and $0.3 million for clinical and regulatory submissions.
Selling, General and Administrative Expenses
SG&A expenses increased $35.9 million, or 46.9%, to $112.6 million for the three months ended June 30, 2023 compared to $76.7 million for the three months ended June 30, 2022. The primary driver of this change was an increase of $19.8 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $11.6 million, primarily consisting of direct-to-consumer initiatives, including new national TV advertisements, which began airing in the first quarter of 2023, and the expansion of our ACP call center. Other drivers of the change to SG&A expenses included an increase in travel expenses of $1.6 million and an increase in general corporate costs of $2.9 million primarily due to bad debt expense, legal fees, bank fees, computer equipment and software, and consulting fees.
Other (Income) Expense
Other (income) expense changed by $5.2 million, or 1525.5%, to $4.9 million of income, net for the three months ended June 30, 2023 compared to $0.3 million of expense, net for the three months ended June 30, 2022. The change was primarily due to an increase of $4.6 million in interest and dividend income due to higher interest rates on our higher cash and cash equivalents balances, a decrease of $0.5 million in interest expense due to the August 2022 early termination of our credit facility, and a net change of $0.1 million in foreign currency translation and remeasurement gains due to exchange rates and loss on investments.

Income Taxes
We recorded a provision for incomes taxes of approximately $0.2 million and $0.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively.

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue
Revenue increased $118.2 million, or 73.5%, to $279.0 million for the six months ended June 30, 2023 compared to $160.8 million for the six months ended June 30, 2022. The increase was attributable to a $114.9 million increase in sales of our Inspire system in the U.S and an increase of $3.3 million outside of the U.S. Overall revenue growth was primarily due to increased market penetration in existing territories, expansion into new territories, and increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some customers in May 2022.
Revenue information by region is summarized as follows:

	Six Months Ended June 30,
	2023		2022		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$269,234	96.5%	$154,302	96.0%	$114,932	74.5%
All other countries	9,755	3.5%	6,466	4.0%	3,289	50.9%
Total revenue	$278,989	100.0%	$160,768	100.0%	$118,221	73.5%
Revenue generated in the U.S. was $269.2 million for the six months ended June 30, 2023, an increase of $114.9 million, or 74.5%, compared to the six months ended June 30, 2022. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, the expansion into new territories, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022. The list price increase will be phased in for all U.S. customers over the remainder of 2022 and through the first half of 2023. As noted above, U.S. revenue during the three months ended March 31, 2022 was slightly negatively impacted by COVID-19.
Revenue generated outside of the U.S. was $9.8 million for the six months ended June 30, 2023, an increase of $3.3 million, or 50.9%, compared to the six months ended June 30, 2022. Revenue growth was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, the first sales to our Hong Kong distributor, and increased physician and patient awareness of our Inspire system. As noted above, revenue generated outside the U.S. during the three months ended March 31, 2022 was slightly negatively impacted by COVID-19.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $20.0 million, or 82.6%, to $44.1 million for the six months ended June 30, 2023 compared to $24.2 million for the six months ended June 30, 2022. The increase was primarily due to product costs associated with higher sales volume of our Inspire system, additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads, and higher costs of certain component parts that were impacted by inflation and supply chain issues.
Gross margin decreased to 84.2% for the six months ended June 30, 2023 from 85.0% for the six months ended June 30, 2022. Gross margin for the six months ended June 30, 2023 was lower primarily due to additional manufacturing costs of sensors and lower yields prior to process enhancements, and higher costs of certain component parts, partially offset by the price increase that began taking effect for some U.S. customers in May 2022.
Research and Development Expenses
Research and development expenses increased $29.9 million, or 113.4%, to $56.3 million for the six months ended June 30, 2023 compared to $26.4 million for the six months ended June 30, 2022. This change was primarily due to an increase of $13.2 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, $13.4 million for ongoing research and development costs, including ongoing development of the SleepSync™ platform and the next generation Inspire neurostimulator, $3.0 million of prelaunch inventory related to our next generation Inspire neurostimulator, and a $0.3 million increase in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
SG&A expenses increased $74.4 million, or 53.0%, to $214.6 million for the six months ended June 30, 2023 compared to $140.3 million for the six months ended June 30, 2022. The primary driver of this change was an increase of $42.7 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $21.5 million, primarily consisting of direct-to-consumer initiatives, including new national TV advertisements, which began airing in March 2023, and the expansion of our Advisor Care Program call center. Other drivers of the change to SG&A expenses included an increase in travel expenses of $5.0 million and an increase in general corporate costs of $5.2 million primarily due to bank fees, legal fees, insurance costs, office rent expense, computer equipment and software, and consulting fees.
Other (Income) Expense, Net
Other (income) expense, net changed by $10.0 million, or 1,141.1%, to $9.2 million of income, net for the six months ended June 30, 2023 compared to $0.9 million of expense for the six months ended June 30, 2022. This change was primarily due to an increase of $8.9 million in interest and dividend income due to higher interest rates on our higher cash, cash equivalents and investment balances, somewhat offset by a decrease of $1.0 million in interest expense due to the early termination of our credit facility, and $0.1 million in foreign currency translation losses due to exchange rates.
Income Taxes
We recorded a provision for income taxes of $0.4 million and $0.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $467.1 million, an increase of $15.6 million from $451.4 million of cash, cash equivalents and available-for-sale securities as of December 31, 2022. Working capital totaled $493.4 million as of June 30, 2023, an increase of $24.5 million from December 31, 2022. We define working capital as current assets less current liabilities. The increase in working capital was primarily due to the following factors:
•a $25.5 million increase in cash and cash equivalents, primarily due to sales of the Inspire system, proceeds from the exercise of stock options, and cash from operations;
•an increase of $9.0 million in inventory balances which increased as supply chain issues ease;
•a decrease of $7.6 million in accrued expenses which decreased primarily due to the payment of year-end bonuses and commissions;
•an increase of $3.2 million in prepaid expense and other current assets which increased primarily due to prepaid insurance and other prepaid expenses; and

•an increase of $2.3 million in accounts receivable due to higher sales which occurred during the second quarter of 2023.
The increase in working capital was offset by the following factors:
•a decrease of $9.8 million in short-term investments; and
•a $13.1 million increase in accounts payable, generally due to our business volume and headcount growth from the prior year.
We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of our Inspire system and registered offerings of our common stock. In August 2022, we completed a follow-on offering that included our offer and sale of 1,150,000 shares of common stock at a public offering price of $215.00 per share. We received net proceeds of approximately $243.8 million after deducting underwriting discounts, commissions, and offering expenses. During the quarter ended September 30, 2022, we repaid all amounts outstanding under our former credit facility. See Note 5 in this Quarterly Report on Form 10-Q for additional information on our previous credit facility.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At June 30, 2023, we had $419.9 million in money market funds.
In the six months ended June 30, 2023, our R&D and SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases in 2023. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in 2023, primarily related to the ongoing development of the next generation Inspire neurostimulator and the SleepSync™ platform.
We spent $8.6 million on purchases of property and equipment in the six months ended June 30, 2023, mainly on testing systems for our next generation Inspire system as well as our SleepSync™ platform. We anticipate further capital expenditures in 2023, primarily for additional production equipment and to a lesser extent, leasehold improvements on our corporate office.
As of June 30, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
We believe that our existing cash and cash equivalents and investments, which totaled $467.1 million as of June 30, 2023, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.
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

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,748	$(18,702)
Investing activities	1,142	(12,884)
Financing activities	20,565	3,663
Effect of exchange rate on cash	4	26
Net increase (decrease) in cash and cash equivalents	$25,459	$(27,897)
Operating Activities
The net cash provided by operating activities was $3.7 million for the six months ended June 30, 2023 and consisted of a net loss of $27.4 million, non-cash charges of $42.7 million, and a decrease in net operating assets of $11.6 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options, restricted stock units, and performance stock units to more employees at a higher fair market value. The remainder of the non-cash charges included depreciation and amortization expense, non-cash lease expense, stock issued for services rendered, and other, net. Operating assets include inventories, which increased as supply chain constraints eased, and prepaid expenses and other current assets, which increased primarily due to prepaid insurance and other prepaid expenses. Operating assets also include accounts receivable, which increased due to higher sales volume. Operating liabilities include accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, and accrued expenses, which decreased primarily due to the payment of year-end bonuses and commissions.
The net cash used in operating activities was $18.7 million for the six months ended June 30, 2022 and consisted of a net loss of $31.2 million, non-cash charges of $23.9 million, and a decrease in net operating assets of $11.4 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options and restricted stock to employees at a higher fair market value, as well as the introduction of performance stock unit grants. The remainder of the non-cash charges included depreciation and amortization, non-cash lease expense, stock issued for services rendered, accretion of the debt discount, and accretion of the investment discount. Operating assets includes inventories, which increased due to manufacturing of systems inventory to meet increased sales and to establish safety stock to avoid inventory shortages in the event of COVID-related production or supply issues. Operating assets also include accounts receivable, which increased due to higher sales, and prepaid expenses and other current assets, which increased primarily due to prepaid insurance. Operating liabilities includes accrued expenses, which decreased primarily due to the payment of accrued compensation as annual bonuses were paid, and accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, including compensation and personnel-related costs.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 was $1.1 million and consisted of the proceeds from sales or maturities of investments of $10.0 million, offset by the purchases of property and equipment of $8.6 million, and the purchase of strategic investments of $0.3 million.
Net cash used in investing activities for the six months ended June 30, 2022 was $12.9 million and consisted of purchases of property and equipment of $2.6 million and the purchase of strategic investments of $10.3 million.

Financing Activities
Net cash provided by financing activities was $20.6 million for the six months ended June 30, 2023 and consisted of $20.5 million in proceeds from the exercise of stock options and $2.8 million in proceeds from the issuance of common stock from our ESPP, somewhat offset by $2.7 million of taxes paid on net share settlement of RSUs.
Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2022 and consisted of proceeds from the exercise of stock options of $4.6 million and $2.1 million in proceeds from the issuance of common stock from our ESPP, partially offset $3.1 million in payments on our long-term debt obligation and less than $0.1 million of taxes paid on net share settlement of RSUs.

Contractual Obligations and Commitments
There have been no material changes to our short-term and long-term anticipated cash requirements under contractual obligations, other than as described in Note 4 Leases, in this Quarterly Report on Form 10-Q, from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Other than the addition of prelaunch inventory described in Note 2 and below, no material changes were made to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Prelaunch inventory
We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s historical shelf life, the product's current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, historical experience, viability of commercialization and market trends. If either the regulatory approval or market acceptance post-approval do not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all prelaunch inventory, which could affect our financial condition and financial results.
Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that such standards will not have a significant impact on our consolidated financial statements or do not otherwise apply to our operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% increase in interest rates during the six months ended June 30, 2023 would have impacted interest income on our consolidated financial statements by approximately $11.2 million.

Credit Risk, Foreign Currency Risk, and Inflation Risk
For market risks related to changes in credit, foreign currency, and inflation, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our exposure to these risks has not materially changed from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than as described below.
As of June 30, 2023 and December 31, 2022, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits. Market conditions can impact the viability of where our cash is held. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not party to any material legal proceedings.

Item 1A.    Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in "Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
(a) None.
(b) None.
(c) On May 19, 2023, John C. Rondoni, Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 12,992 shares of the Company’s common stock until June 28, 2024. There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by the Company’s directors and executive officers during the quarter ended June 30, 2023.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018

10.1	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy					*

10.2	Employment Agreement between the Company and Carlton Weatherby					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.

Date:	August 1, 2023	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 1, 2023	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)