Form 10-Q
period 2023-09-30
Inspire Medical Systems, Inc.
filed 2023-11-07
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 31, 2023, the registrant had 29,524,189 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$329,897	$441,592
Investments, short-term	134,317	9,821
Accounts receivable, net of allowance for credit losses of $1,376 and $36, respectively	71,460	61,228
Inventories, net	26,115	11,886
Prepaid expenses and other current assets	7,802	5,505
Total current assets	569,591	530,032
Investments, long-term	2,961	—
Property and equipment, net	32,249	17,249
Operating lease right-of-use assets	23,081	6,880
Other non-current assets	11,612	10,715
Total assets	$639,494	$564,876
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$40,031	$26,847
Accrued expenses	29,964	34,339
Total current liabilities	69,995	61,186
Operating lease liabilities, non-current portion	25,173	7,536
Other non-current liabilities	146	146
Total liabilities	95,314	68,868
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 29,403,189 and 29,008,368 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	904,293	820,335
Accumulated other comprehensive income (loss)	44	(86)
Accumulated deficit	(360,186)	(324,270)
Total stockholders' equity	544,180	496,008
Total liabilities and stockholders' equity	$639,494	$564,876
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$153,302	$109,188	$432,291	$269,956
Cost of goods sold	24,382	19,786	68,522	43,963
Gross profit	128,920	89,402	363,769	225,993
Operating expenses:
Research and development	29,144	20,993	85,484	47,397
Selling, general and administrative	113,247	85,603	327,853	225,853
Total operating expenses	142,391	106,596	413,337	273,250
Operating loss	(13,471)	(17,194)	(49,568)	(47,257)
Other (income) expense:
Interest and dividend income	(5,495)	(1,350)	(14,690)	(1,681)
Interest expense	—	656	—	1,677
Other expense, net	224	101	268	290
Total other (income) expense	(5,271)	(593)	(14,422)	286
Loss before income taxes	(8,200)	(16,601)	(35,146)	(47,543)
Income taxes	340	246	770	488
Net loss	(8,540)	(16,847)	(35,916)	(48,031)
Other comprehensive loss:
Foreign currency translation loss	(181)	(148)	(4)	(106)
Unrealized gain (loss) on investments	122	(14)	134	(202)
Total comprehensive loss	$(8,599)	$(17,009)	$(35,786)	$(48,339)
Net loss per share, basic and diluted	$(0.29)	$(0.60)	$(1.23)	$(1.73)
Weighted average common shares used to compute net loss per share, basic and diluted	29,365,968	28,226,345	29,229,626	27,782,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	29,008,368	$29	$820,335	$(86)	$(324,270)	$496,008
Stock options exercised	142,167	—	7,377	—	—	7,377
Vesting of restricted stock units	18,852	—	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(6,750)	—	(1,746)	—	—	(1,746)
Issuance of common stock	364	—	90	—	—	90
Stock-based compensation expense	—	—	18,225	—	—	18,225
Other comprehensive income	—	—	—	118	—	118
Net loss	—	—	—	—	(15,424)	(15,424)
Balance at March 31, 2023	29,163,001	29	844,281	32	(339,694)	504,648
Stock options exercised	143,693	—	13,113	—	—	13,113
Vesting of restricted stock units	9,349	—	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(3,237)	—	(971)	—	—	(971)
Issuance of common stock	390	—	91	—	—	91
Issuance of common stock for employee stock purchase plan	12,983	—	2,792	—	—	2,792
Stock-based compensation expense	—	—	21,567	—	—	21,567
Other comprehensive income	—	—	—	71	—	71
Net loss	—	—	—	—	(11,952)	(11,952)
Balance at June 30, 2023	29,326,179	29	880,873	103	(351,646)	529,359
Stock options exercised	72,632	—	4,016	—	—	4,016
Vesting of restricted stock units	6,272	—	—	—	—	—
Issuance of common stock	279	—	91	—	—	91
Withholding taxes on net share settlement of restricted stock units	(2,173)	—	(516)	—	—	(516)
Stock-based compensation expense	—	—	19,829	—	—	19,829
Other comprehensive loss	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(8,540)	(8,540)
Balance at September 30, 2023	29,403,189	$29	$904,293	$44	$(360,186)	$544,180

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

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(35,916)	$(48,031)
Adjustments to reconcile net loss:
Depreciation and amortization	2,029	1,289
Non-cash lease expense	986	778
Stock-based compensation expense	59,621	36,969
Non-cash stock issuance for services rendered	272	238
Other, net	1,271	(553)
Changes in operating assets and liabilities:
Accounts receivable	(11,588)	(14,395)
Inventories	(14,228)	2,086
Prepaid expenses and other current assets	(2,947)	(1,712)
Accounts payable	11,075	8,601
Accrued expenses and other liabilities	(3,189)	7,030
Net cash provided by (used in) operating activities	7,386	(7,700)
Investing activities
Purchases of property and equipment	(15,596)	(6,146)
Purchases of investments	(137,253)	—
Proceeds from sales or maturities of investments	10,000	—
Purchases of strategic investments	(250)	(10,500)
Net cash used in investing activities	(143,099)	(16,646)
Financing activities
Payments on long-term debt obligation	—	(24,500)
Proceeds from sale of common stock	—	243,801
Proceeds from the exercise of stock options	24,506	6,396
Taxes paid on net share settlement of restricted stock units	(3,233)	(43)
Proceeds from issuance of common stock from employee stock purchase plan	2,792	2,134
Net cash provided by financing activities	24,065	227,788
Effect of exchange rate on cash	(47)	(101)
(Decrease) increase in cash and cash equivalents	(111,695)	203,341
Cash and cash equivalents at beginning of period	441,592	214,467
Cash and cash equivalents at end of period	$329,897	$417,808
Supplemental cash flow information
Cash paid for interest	$—	$2,321
Property and equipment included in accounts payable and accrued expenses	3,499	1,332

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
Cash and Cash Equivalents
We consider all highly liquid securities, readily convertible to cash, that have original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value, and cash equivalents, which consist of money market funds and corporate debt securities, are stated at fair value.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiaries have functional currency in Euro and Yen. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Sales and expenses denominated in foreign currencies are translated at exchange rates

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
in effect on the date of the transaction. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other expense, net in the consolidated statements of operations and comprehensive loss. For the three-month periods ended September 30, 2023 and 2022, we recognized $0.2 million and $0.1 million of gains, net, respectively. For both of the nine-month periods ended September 30, 2023 and 2022, we recognized $0.3 million of gains, net. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive income (loss) within stockholders' equity in the consolidated balance sheets. We had $0.1 million of unrecognized gain in our accumulated other comprehensive income (loss) balance as of both September 30, 2023 and December 31, 2022.
Investments
Our investments are classified as available-for-sale and consisted of the following:

	September 30, 2023
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$2,907	$—	$(1)	$2,906
Corporate debt securities	29,182	1	(25)	29,158
Certificates of deposit	2,953	—	—	2,953
U.S. treasury debt securities	99,317	1	(18)	99,300
Short-term investments	$134,359	$2	$(44)	$134,317
Long-Term:
Corporate debt securities	$1,930	$—	$(1)	$1,929
Asset-backed securities	1,031	1	—	1,032
Long-term investments	$2,961	$1	$(1)	$2,961

	December 31, 2022
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
U.S. treasury debt securities	$9,998	$—	$(177)	$9,821
Short-term investments	$9,998	$—	$(177)	$9,821
As of September 30, 2023 and December 31, 2022, we had no investments with a contractual maturity of greater than three years.
Investments are classified as available-for-sale and are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive loss within stockholders' equity. We had $0.0 million and $0.2 million of unrecognized loss in our accumulated other comprehensive income (loss) balance at September 30, 2023 and December 31, 2022, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense, net in the consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2023 and 2022, we recognized $0 of realized losses, net.
Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Expected credit

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
losses, not to exceed the amount of the unrealized loss, are recorded as an allowance through other expense, net in the consolidated statements of operations and comprehensive loss. The total allowance for credit losses was $0 at both September 30, 2023 and December 31, 2022.
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
Level 2: Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3: Unobservable inputs that are supported by little or no market activities, which would require us to develop our own assumptions.
We classify instruments within Level 1 if quoted prices are available in active markets for identical assets, which include our money market funds and U.S. treasury securities. We classify instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or an income approach, such as a discounted cash flow pricing model that calculates values from observable inputs such as quoted interest rates, yield curves and other observable market information. These instruments include our commercial paper, certificates of deposit, corporate debt securities and asset-backed securities. The available-for-sale securities are held by a custodian who obtains investment prices from a third-party pricing provider that uses standard inputs (observable in the market) to models which vary by asset class.
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of September 30, 2023 and December 31, 2022. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	September 30, 2023
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$284,353	$284,353	$—	$—
Corporate debt securities	2,923	—	2,923	—
Total cash equivalents	287,276	284,353	2,923	—
Investments:
Commercial paper	2,906	—	2,906	—
Corporate debt securities	31,087	—	31,087	—
Certificates of deposit	2,953	—	2,953	—
Asset-backed securities	1,032	—	1,032	—
U.S. government securities	99,300	99,300	—	—
Total investments	137,278	99,300	37,978	—
Total cash equivalents and investments	$424,554	$383,653	$40,901	$—

	Fair Value Measurements as of
	December 31, 2022
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$390,846	$390,846	$—	$—
Total cash equivalents	390,846	390,846	—	—
Investments:
U.S. government securities	9,821	9,821	—	—
Total investments	9,821	9,821	—	—
Total cash equivalents and investments	$400,667	$400,667	$—	$—
There were no transfers between levels during the periods ended September 30, 2023 and December 31, 2022.
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. However, as of September 30, 2023 and December 31, 2022, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.

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
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$4,381	$5,645
Finished goods	21,734	6,241
Total inventories, net of reserves	$26,115	$11,886
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized. At both September 30, 2023 and December 31, 2022, there was $0 included in inventory related to prelaunch inventory.
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions. The reserve for excess and obsolete inventory was $3.5 million and $2.7 million as of September 30, 2023 and December 31, 2022, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Computer equipment and software	$2,152	$1,729
Manufacturing equipment	7,105	5,974
Other equipment	1,847	535
Leasehold improvements	2,136	2,064
Construction in process	25,948	11,857
Property and equipment, cost	39,188	22,159
Less: accumulated depreciation and amortization	(6,939)	(4,910)
Property and equipment, net	$32,249	$17,249
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.8 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $2.0 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $10.8 million and $10.5 million as of September 30, 2023 and December 31, 2022, respectively. There were no adjustments to the carrying amount during either of the nine months ended September 30, 2023 or 2022.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and operating lease right-of-use asset and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the nine months ended September 30, 2023 or 2022.
Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Payroll related	$26,218	$30,398
Product warranty liability	805	920
Operating lease liabilities, current portion	—	1,336
Other accrued expenses	2,941	1,685
Total accrued expenses	$29,964	$34,339

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$760	$488	$920	$468
Provisions for warranty	174	201	457	322
Settlements of warranty claims	(129)	(61)	(572)	(162)
Balance at the end of the period	$805	$628	$805	$628
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
See Note 8 for disaggregated revenue by geographic area.
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
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized. Prelaunch inventory expenses were $1.7 million and $0.0 million during the three months ended September 30, 2023 and 2022, respectively and $4.7 million and $0.0 million during the nine months ended September 30, 2023 and 2022, respectively.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $25.5 million and $20.1 million during the three months ended September 30, 2023 and 2022, respectively, and $74.3 million and $53.6 million during the nine months ended September 30, 2023 and 2022, respectively.
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

3. Leases
We lease office space for our corporate headquarters under a non-cancelable operating lease. The corporate office leases were amended in May 2023 to increase the total space leased to approximately 106,000 square feet and to extend the noncancellable lease term through May 31, 2035, resulting in a non-cash increase in the associated right-of-use asset and lease liability of $15.1 million. We entered into an additional warehouse and office space lease for our corporate headquarters under a non-cancelable operating lease in August 2023. This space includes approximately 22,000 square feet and a noncancellable lease term through May 31, 2035, resulting in an associated right-of-use asset and lease liability of $2.3 million. Each lease includes options to renew for up to two additional periods of five years each at the then-prevailing market rates. The exercises of the lease renewal options are at our sole discretion and were not included in the lease term for the calculation of the ROU assets and lease liabilities as of the lease modification date as they were not reasonably certain of exercise.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
In addition to base rent in these leases, we also pay our proportionate share of the operating expenses, as defined in the leases. These payments are made monthly and adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.
The following table presents the lease balances within the consolidated balance sheets:

	September 30, 2023	December 31, 2022
Right-of-use assets:
Operating lease right-of-use assets	$23,081	$6,880
Operating lease liabilities:
Accrued expenses	—	1,336
Operating lease liabilities, non-current portion	25,173	7,536
Total operating lease liabilities	$25,173	$8,872
Maturities of our lease liability for our operating lease are as follows as of September 30, 2023:

2023 (remaining)	$633
2024	(3,582)
2025	3,056
2026	3,313
2027	3,416
Thereafter	28,887
Total undiscounted lease payments	35,723
Less: imputed interest	(10,550)
Present value of lease liability	$25,173
As of September 30, 2023, the remaining lease terms were 11.7 years and the weighted average discount rate was 4.9%. The operating cash outflows from our operating leases were $0.6 million and $0.2 million for the three-month periods ended September 30, 2023 and 2022, respectively, and $1.5 million and $0.3 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

4. Long-Term Debt
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
In August 2022, we prepaid the outstanding principal balance of $19.4 million, the final payment fee of $0.9 million, and the prepayment fee of $0.2 million. As of September 30, 2023 and December 31, 2022, we had no remaining amounts outstanding under our former credit facility.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
5. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. Beginning January 1, 2022, we elected to begin making voluntary matching contributions to the plan. We match 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock. Discretionary contributions to the plan totaled $0.8 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $3.0 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively.

6. Stock-Based Compensation
As of September 30, 2023, there were 4,259,385 shares authorized for issuance under our equity incentive plan, of which 1,537,529 shares were available for future awards.
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
Option Value and Assumptions

	Nine Months Ended
	September 30,
	2023	2022
Weighted average fair value	$153.59	$119.23
Assumptions:
Expected term (years)	6.25	5.50 - 6.25
Expected volatility	56.4 - 57.4%	56.2 - 57.0%
Risk-free interest rate	3.49 - 4.61%	1.75 - 4.06%
Expected dividend yield	0.0%	0.0%
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
Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	2,660,734	$112.19	6.9	$372,068
Granted	409,977	$264.13
Exercised	(358,492)	$68.64		$72,896
Forfeited/expired	(40,404)	$206.10
Outstanding at September 30, 2023	2,671,815	$139.93	6.8	$196,553
Exercisable at September 30, 2023	1,699,560	$90.47	5.7	$188,465
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. As of September 30, 2023, the amount of unearned stock-based compensation to be expensed from now through the year 2027 related to unvested employee and non-employee director stock options is $111.1 million, which we expect to recognize over a weighted average period of 2.5 years.
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

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2022	124,680	$213.97	$31,404
Granted	112,076	$262.87
Vested	(34,473)	$211.04	$9,168
Forfeited	(8,940)	$237.12
Unvested at September 30, 2023	193,343	$241.77	$38,367

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of vest. As of September 30, 2023, there was $37.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.0 years.
Performance Stock Units
During each of the quarters ended March 31, 2022 and 2023, we granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the three-year periods ending December 31, 2024 and December 31, 2025, respectively. The expense is recorded on a straight-line basis over the requisite service periods based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goals associated with PSU grants are assessed each reporting period. The number of shares earned at the end of each of the three-year periods will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grants will be reversed.
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2022	77,472	$227.53	$19,514
Granted	95,994	$264.59
Forfeited	(2,897)	$241.54
Unvested at September 30, 2023	170,569	$248.15	$33,848
The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of September 30, 2023, there was $31.1 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of approximately 2.0 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. There were 1,077,720 shares available for future issuance under the ESPP as of September 30, 2023. The current purchase period under the ESPP began on July 1, 2023 and ends December 31, 2023.

7. Income Taxes
At both September 30, 2023 and December 31, 2022, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. The nominal income tax expense reflects minimal state and foreign income tax expense in the nine months ended September 30, 2023, and minimal state income tax expense and an accrual for uncertain tax positions in the three and nine months ended September 30, 2022.
We filed our 2022 U.S. federal income tax return during the third quarter of 2023. Considering the provision to return true-ups, our gross federal net operating loss carryforward as of December 31, 2022 was $274.4 million, which will expire at various dates beginning in 2031. In addition, net operating loss carryforwards for state income tax

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
purposes of $183.3 million that include net operating losses will begin to expire in 2028. We also have gross research and development credit carryforwards of $9.7 million as of December 31, 2022, which will expire at various dates beginning in 2033.
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
We had $0.1 million of tax payable on unrecognized tax positions as of each of September 30, 2023 and December 31, 2022.
We file income tax returns in the applicable jurisdictions. The 2019 to 2022 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax positions over the next 12 months.

8. Segment Reporting and Revenue Disaggregation
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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe and Japan through a direct sales organization, and in Singapore and Hong Kong through distributors. Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$147,514	$106,279	$416,748	$260,581
All other countries	5,788	2,909	15,543	9,375
Total revenue	$153,302	$109,188	$432,291	$269,956
All of our long-lived assets are located in the U.S.

9. Loss Per Share
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
The following common stock-based awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive:

	September 30,
	2023	2022
Common stock options outstanding	2,671,815	2,788,306
Unvested restricted stock units	193,343	107,930
Shares issuable under the ESPP	6,319	5,706
Total	2,871,477	2,901,942

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of November 7, 2023, we have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met. Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
In November 2023, the final 2024 Medicare reimbursement payments were announced. The 2024 rate for our hospital customers is $29,617 per implantation of a hypoglossal nerve stimulator, an increase of 1% over the 2023 rate. The ASC reimbursement for 2024 is $24,870 per implantation, a decrease of 1% over the 2023 rate. The 2024 physician payment is $823 for implantation, a 6% decrease over the 2023 payment. The 2024 national average drug-induced sleep endoscopy ("DISE") procedure reimbursement to ASCs increased 714% to $757 per procedure over the 2023 rate, while the reimbursement to hospitals for the DISE procedure increased by 806% to $1,619.

For the nine months ended September 30, 2023, 96.4% of our revenue was derived in the U.S. and 3.6% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2023.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We have experienced and continue to experience supply disruptions that began during the COVID-19 pandemic, but to date we have managed to avoid any delay in implant procedures due to those issues. During the third quarter of 2023, we began experiencing an inventory supply issue related to our polyurethane-based stimulation leads, one component of the Inspire system currently used only in the European market. In 2022, the FDA approved our silicone-based stimulation and sensing leads in the U.S., which replaced the polyurethane versions of the leads, and we stopped manufacturing polyurethane leads. We applied for European Union ("EU") Medical Devices Regulation ("MDR") in December 2021, which we expect to obtain in the first quarter of 2024, following delays in the process. In the interim, we received a derogation from the Dutch national competent authority allowing us to place the silicone-based leads on the market until April 1, 2024 or until we receive certification under the EU MDR, whichever occurs first. We are also pursuing derogation in several other EU member states. However, such derogations are granted at the national level only and we cannot be certain that national competent authorities of the other EU member states will grant a derogation similar to the Dutch authority. Until we obtain certification under the EU MDR or these derogations are received, we may only sell our polyurethane-based leads in the EU, where the stimulation lead is in low supply. During the fourth quarter of 2023 and possibly extending into early 2024, we expect that the delay in certification and the shortage of polyurethane-based stimulation leads may cause delays to implant procedures which may adversely affect our business in the EU, including a reduction in our European revenue, and thereby our consolidated revenue, of up to $4 million during the fourth quarter of 2023.
We typically seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. For example, during the three months ended September 30, 2022, we recorded a charge of $2.8 million for obsolete inventory and component parts related to product introductions which were completed in October 2022, including the new silicone leads and the Bluetooth®-enabled patient remote.
In the U.S., our products are shipped directly to our U.S. customers and are shipped to our Singapore and Hong Kong distributors on a purchase order basis, primarily by a third-party vendor with a facility in Tennessee, although we do ship some products from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by a third-party vendor with a facility located in the Netherlands, and warehousing and shipping operations for our Japanese customers are handled by a third-party with a facility in Japan. Customers do not have the right to return a non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended September 30, 2023, we generated revenue of $153.3 million with a gross margin of 84.1% and had a net loss of $8.5 million compared to revenue of $109.2 million with a gross margin of 81.9% and a net loss of $16.8 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we generated revenue of $432.3 million with a gross margin of 84.1% and had a net loss of $35.9 million compared to revenue of $270.0 million with a gross margin of 83.7% and a net loss of $48.0 million for the nine months ended September 30, 2022. Our accumulated deficit as of September 30, 2023 was $360.2 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional

European countries and the Asia Pacific region. For example, in June 2023, we submitted a premarket approval ("PMA") supplement to the FDA for our next generation Inspire system. Also in June 2023, we received approval from the FDA on an expanded indication which includes an increase on the upper limit of the Apnea Hypopnea Index to 100 events per hour from 65, and raises the Body Mass Index ("BMI") warning in the labeling to 40 from 32, and we also received FDA approval of our new physician programmer, called the SleepSync™ programmer, which we expect to formally launch in the U.S. in early 2024. In March 2023, we received FDA approval to offer Inspire therapy to certain pediatric patients with Down syndrome, and in 2022, we received FDA approval for additional magnetic resonance imaging ("MRI") scan conditions for use with Inspire therapy. This full-body MRI approval expands the Inspire use labeling that previously allowed only head, neck, and extremity MRI scans. Also in 2022, the FDA approved silicone-based stimulation and sensing leads, which provides improved manufacturability, easier system implantation, increased long-term performance, and enhanced reliability.
Our direct-to-consumer marketing includes the use of social media platforms such as Facebook, Google ad placements, and radio and television commercials. In January 2022, we purchased our first national television advertising spots and began airing new TV commercials, and in March 2023, we began airing additional new television commercials. The objective of this outreach is to bring patients to our website, where they can find educational materials and videos on sleep apnea and the use and benefits of our Inspire therapy, contact information for physicians and clinical sites, and information regarding community awareness events. Further, our team leverages the Inspire Sleep app for patient education. We expect to maintain or increase our level of direct-to-consumer activities.
We have a call center which we refer to as the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. In 2022, we initiated a digital scheduling pilot program to facilitate and streamline patient access to care. We plan to continue to expand this scheduling capability during the remainder of 2023 and 2024.
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S. and European sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. During the three months ended September 30, 2023, we created 13 new U.S. sales territories, bringing the total to 274 U.S. territories as of September 30, 2023. During that same period, we activated 62 new centers, bringing the total to 1,107 U.S. medical centers implanting Inspire therapy as of September 30, 2023. At both of September 30, 2023 and December 31, 2022, ASCs made up 23% of our total U.S. implanting centers.
During 2023, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, continued to gain popularity as a weight-loss drug. OSA is a multifactorial disease with many independent factors including age, gender, weight, and neck circumference. Inspire is designed to address anteroposterior airway collapse, also known as tongue-based collapse. Patients with a higher BMI are subject to a larger neck circumference and present predominantly with lateral-wall collapse. A combination of tongue-based collapse and lateral-wall collapse is identified as a complete concentric collapse of the upper airway which is detected during a DISE procedure. Inspire is contraindicated for complete concentric collapse. While weight loss may help reduce a patient’s Apnea-Hypopnea Index and other OSA symptoms, we have seen from numerous studies that weight loss alone will not resolve OSA for the vast majority of patients. We expect GLP-1s will help patients address their lateral wall collapse, potentially bringing them into our indication. As shown in our ongoing ADHERE patient registry, the average BMI of patients treated with Inspire therapy is 29 and the American Academy of Sleep Medicine guidelines recommend weight loss prior to surgery for patients with BMI over 35 and nonsurgical solutions for patients with BMI over 40. Therefore, there is not a significant overlap in in the Inspire patient population with the GLP-1s today. While we cannot quantify the impact, we believe that there could be a benefit to our business as a result of the GLP-1s, although there can be no assurance of such benefit.
Because of these and other factors, we may incur net losses for the next several years and require substantial additional funding, which may include future equity and debt financings.

Macroeconomic Environment
The global economy is experiencing increased inflationary pressures in part due to global supply chain disruptions, labor shortages, and other impacts from COVID-19 and the current macroeconomic environment which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor, international conflicts and terrorism, and weakening foreign currency exchange rates are creating additional economic challenges. These conditions may cause our customers to decrease or delay orders for our products.
Our operations have been adversely impacted by the inflationary pressures primarily related to labor, raw materials, and component parts. Our inventory on-hand has been constrained by the continuing supply chain challenges and component shortages, although the supply chain constraints eased somewhat throughout 2023. As mentioned above, the delay on EU MDR approval of our silicone-based leads and the shortage of polyurethane-based stimulation leads may cause delays to implant procedures and a reduction in our European revenue.
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
Our revenue has fluctuated, and may continue to fluctuate, from quarter to quarter due to a variety of factors. For example, we have historically experienced seasonality in our first and fourth quarters and have experienced adverse impacts on our revenue due to the COVID-19 pandemic and foreign currency exchange rates. In addition, in the three months ended September 30, 2023, we believe our revenue growth was adversely impacted by certain changes to our prior authorization support, as well as lack of ENT surgeon capacity. While we believe the impact of the prior authorizations support has improved, the ENT surgeon capacity challenges remain. If such impacts continue, our revenue growth may be further adversely impacted.
Our business has grown rapidly in recent years, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined recently, and it may continue to do so as a result of the difficulty of maintaining growth rates as our revenues increase to higher levels.
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
Our gross margin in the second half of 2022 was lower than in previous periods primarily due to inventory obsolescence charges associated with product introductions, additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads, and higher costs of certain component parts which were impacted by inflation and supply chain issues. In 2023, we expect gross margins to be in the range of 83% to 85%.
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

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$153,302	$109,188	$44,114	40.4%	$432,291	$269,956	$162,335	60.1%
Cost of goods sold	24,382	19,786	4,596	23.2%	68,522	43,963	24,559	55.9%
Gross profit	128,920	89,402	39,518	44.2%	363,769	225,993	137,776	61.0%
Gross margin	84.1%	81.9%			84.1%	83.7%
Operating expenses:
Research and development	29,144	20,993	8,151	38.8%	85,484	47,397	38,087	80.4%
Selling, general and administrative	113,247	85,603	27,644	32.3%	327,853	225,853	102,000	45.2%
Total operating expenses	142,391	106,596	35,795	33.6%	413,337	273,250	140,087	51.3%
Operating loss	(13,471)	(17,194)	3,723	(21.7)%	(49,568)	(47,257)	(2,311)	4.9%
Other (income) expense, net	(5,271)	(593)	(4,678)	789%	(14,422)	286	(14,708)	(5,143)%
Loss before income taxes	(8,200)	(16,601)	8,401	(50.6)%	(35,146)	(47,543)	12,397	(26.1)%
Income taxes	340	246	94	38.2%	770	488	282	57.8%
Net loss	$(8,540)	$(16,847)	$8,307	(49.3)%	$(35,916)	$(48,031)	$12,115	(25.2)%
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue
Revenue increased $44.1 million, or 40.4%, to $153.3 million for the three months ended September 30, 2023 compared to $109.2 million for the three months ended September 30, 2022. These results reflect an increase in sales of our Inspire system of $41.2 million in the U.S. and an increase of $2.9 million outside of the U.S. Overall revenue growth was primarily due to increased utilization, increased market penetration in existing territories, expansion into new territories, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022, partially offset by the factors described under "Components of our Results of Operations - Revenue" above.
Revenue information by region is summarized as follows:

	Three Months Ended September 30,
	2023		2022		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$147,514	96.2%	$106,279	97.3%	$41,235	38.8%
All other countries	5,788	3.8%	2,909	2.7%	2,879	99.0%
Total revenue	$153,302	100.0%	$109,188	100.0%	$44,114	40.4%
Revenue generated in the U.S. was $147.5 million for the three months ended September 30, 2023, an increase of $41.2 million, or 38.8%, compared to the three months ended September 30, 2022. Overall revenue growth was primarily due to increased utilization, increased market penetration in existing territories, expansion into new territories, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022.
Revenue generated outside of the U.S. was $5.8 million in the three months ended September 30, 2023, an increase of $2.9 million, or 99.0%, compared to the three months ended September 30, 2022. Revenue growth was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, increased sales in the Asia Pacific region, and, we believe, increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $4.6 million, or 23.2%, to $24.4 million for the three months ended September 30, 2023 compared to $19.8 million for the three months ended September 30, 2022. The increase was primarily due to product costs associated with higher sales volume of our Inspire system and additional costs associated with an isolated production issue at a supplier which has since been resolved.
Gross margin increased to 84.1% for the three months ended September 30, 2023 from 81.9% for the three months ended September 30, 2022. Gross margin for the three months ended September 30, 2023 was higher primarily due to $2.8 million of inventory obsolescence charges taken during the third quarter of 2022 associated with new product introductions, which lowered the gross margin during that period.
Research and Development Expenses
Research and development expenses increased $8.2 million, or 38.8%, to $29.1 million for the three months ended September 30, 2023 compared to $21.0 million for the three months ended September 30, 2022. This change was primarily due to an increase of $3.9 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense. The change also includes an increase of $4.6 million for incremental ongoing research and development costs, including ongoing development of the SleepSync™ platform, the next generation Inspire neurostimulator and physician programmer, and $1.7 million of prelaunch inventory related to our next generation Inspire neurostimulator. These increases were partially offset by a decrease of $0.3 million for clinical and regulatory submissions expenses.
Selling, General and Administrative Expenses
SG&A expenses increased $27.6 million, or 32.3%, to $113.2 million for the three months ended September 30, 2023 compared to $85.6 million for the three months ended September 30, 2022. The primary driver of this change was an increase of $16.3 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $7.0 million, primarily consisting of direct-to-consumer initiatives, including new national TV advertisements, which began airing in the first quarter of 2023, and the expansion of our ACP call center. Other drivers of the change to SG&A expenses included an increase in travel expenses of $1.4 million and an increase in general corporate costs of $2.9 million primarily due to consulting fees, legal fees, bank fees, and rent expense.
Other (Income) Expense
Other (income) expense changed by $4.7 million, or 788.9%, to $5.3 million of income, net for the three months ended September 30, 2023 compared to $0.6 million of expense, net for the three months ended September 30, 2022. The change was primarily due to an increase of $4.1 million in interest and dividend income due to higher interest rates on our higher cash, cash equivalents, and investment balances, a decrease of $0.7 million in interest expense due to the August 2022 early termination of our credit facility, and an increase of $0.1 million in foreign currency translation and remeasurement losses due to exchange rates.
Income Taxes
We recorded a provision for incomes taxes of approximately $0.3 million and $0.2 million for the three months ended September 30, 2023 and September 30, 2022, respectively.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue
Revenue increased $162.3 million, or 60.1%, to $432.3 million for the nine months ended September 30, 2023 compared to $270.0 million for the nine months ended September 30, 2022. The increase was attributable to a $156.2 million increase in sales of our Inspire system in the U.S and an increase of $6.2 million outside of the U.S. Overall revenue growth was primarily due to increased market penetration in existing territories, expansion into new territories, and increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some customers in May 2022, partially offset by the factors described under "Components of our Results of Operations - Revenue" above.
Revenue information by region is summarized as follows:

	Nine Months Ended September 30,
	2023		2022		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$416,748	96.4%	$260,581	96.5%	$156,167	59.9%
All other countries	15,543	3.6%	9,375	3.5%	6,168	65.8%
Total revenue	$432,291	100.0%	$269,956	100.0%	$162,335	60.1%
Revenue generated in the U.S. was $416.7 million for the nine months ended September 30, 2023, an increase of $156.2 million, or 59.9%, compared to the nine months ended September 30, 2022. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, the expansion into new territories, and, we believe, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022. As noted above, U.S. revenue during the three months ended March 31, 2022 was slightly negatively impacted by COVID-19.
Revenue generated outside of the U.S. was $15.5 million for the nine months ended September 30, 2023, an increase of $6.2 million, or 65.8%, compared to the nine months ended September 30, 2022. Revenue growth was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, increased sales in the Asia Pacific region, and, we believe, increased physician and patient awareness of our Inspire system. As noted above, revenue generated outside the U.S. during the three months ended March 31, 2022 was slightly negatively impacted by COVID-19.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $24.6 million, or 55.9%, to $68.5 million for the nine months ended September 30, 2023 compared to $44.0 million for the nine months ended September 30, 2022. The increase was primarily due to product costs associated with higher sales volume of our Inspire system, additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads, and higher costs of certain component parts that were impacted by inflation and supply chain issues.
Gross margin increased to 84.1% for the nine months ended September 30, 2023 from 83.7% for the nine months ended September 30, 2022. Gross margin for the nine months ended September 30, 2023 was higher primarily due to $2.8 million of inventory obsolescence charges taken during the third quarter of 2022 associated with new product introductions, which lowered the gross margin during that period. Gross margin for the nine months ended September 30, 2023 was negatively impacted by additional manufacturing costs of sensors and lower yields prior to process enhancements, additional costs associated with an isolated production issue at a supplier, and higher costs of certain component parts, partially offset by the price increase that began taking effect for some U.S. customers in May 2022.
Research and Development Expenses
Research and development expenses increased $38.1 million, or 80.4%, to $85.5 million for the nine months ended September 30, 2023 compared to $47.4 million for the nine months ended September 30, 2022. This change was primarily due to an increase of $21.0 million of incremental ongoing research and development costs, including ongoing development of the SleepSync™ platform, the next generation Inspire neurostimulator and physician programmer. The change also includes an increase of $17.1 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and $4.7 million of prelaunch inventory related to our next generation Inspire neurostimulator.
Selling, General and Administrative Expenses
SG&A expenses increased $102.0 million, or 45.2%, to $327.9 million for the nine months ended September 30, 2023 compared to $225.9 million for the nine months ended September 30, 2022. The primary driver of this change was an increase of $59.1 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $28.5 million, primarily consisting of direct-to-consumer initiatives, including new national TV advertisements, which began airing in March 2023, and the expansion of our Advisor Care Program call center. Other drivers of the change to SG&A expenses included an increase in travel expenses of $6.3 million and an increase in general corporate costs of $8.1 million primarily due to bank fees, consulting fees, legal fees, computer equipment and software, and office rent expense.
Other (Income) Expense, Net
Other (income) expense, net changed by $14.7 million, to $14.4 million of income, net for the nine months ended September 30, 2023 compared to $0.3 million of expense for the nine months ended September 30, 2022. This change was primarily due to an increase of $13.0 million in interest and dividend income due to higher interest rates on our higher cash, cash equivalents and investment balances, somewhat offset by a decrease of $1.7 million in interest expense due to the early termination of our credit facility.
Income Taxes
We recorded a provision for income taxes of $0.8 million and $0.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents, and available-for-sale debt securities of $467.2 million, an increase of $15.8 million from $451.4 million as of December 31, 2022. Working capital totaled $499.6 million as of September 30, 2023, an increase of $30.8 million from December 31, 2022. We define working capital as current assets less current liabilities. The increase in working capital was primarily due to the following factors:
•an increase of $124.5 million in short-term investments;
•an increase of $14.2 million in inventory balances which increased as supply chain issues ease;
•an increase of $10.2 million in accounts receivable due to higher sales which occurred during the third quarter of 2023;
•a decrease of $4.4 million in accrued expenses which decreased primarily due to the payment of year-end bonuses and commissions; and
•an increase of $2.3 million in prepaid expense and other current assets which increased primarily due to prepaid insurance and other prepaid expenses.
The increase in working capital was partially offset by the following factors:
•a $111.7 million decrease in cash and cash equivalents, primarily due to the purchase of short- and long-term available for sale investments, offset somewhat by sales of the Inspire system and proceeds from the exercise of stock options; and
•a $13.2 million increase in accounts payable, generally due to our business volume and headcount growth from the prior year.
We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of our Inspire system and registered offerings of our common stock. In August 2022, we completed a follow-on offering that included our offer and sale of 1,150,000 shares of common stock at a public offering price of $215.00 per share. We received net proceeds of approximately $243.8 million after deducting underwriting discounts, commissions, and offering expenses. During the quarter ended September 30, 2022, we repaid all amounts outstanding under our former credit facility. See Note 4 in this Quarterly Report on Form 10-Q for additional information on our previous credit facility.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At September 30, 2023, we had $284.4 million in money market funds, $99.3 million in U.S. government securities, and $40.9 million in corporate debt securities, certificates of deposit, and asset-asset-backed securities. See Note 2 in this Quarterly Report on Form 10-Q for additional information on our investments.
In the nine months ended September 30, 2023, our R&D and SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases during the remainder of 2023 and 2024. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in 2023 and 2024, primarily related to the ongoing development of the SleepSync™ platform and the next generation Inspire neurostimulator.
We spent $15.6 million on purchases of property and equipment in the nine months ended September 30, 2023, mainly on testing systems and production equipment for our next generation Inspire system as well as our SleepSync™ platform. We anticipate further capital expenditures in 2023 and 2024, primarily for additional production equipment and, to a lesser extent, leasehold improvements on our corporate office buildings.

As of September 30, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
We believe that our existing cash and cash equivalents and investments, which totaled $467.2 million as of September 30, 2023, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.
Beyond the next 12 months, our cash requirements will depend extensively on the timing of market introduction, and extent of market acceptance of, our Inspire system. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry and expansion into new markets such as Hong Kong and Australia, whether we make strategic acquisitions, and competition. We cannot accurately predict our long-term cash requirements at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition. We may seek additional sources of liquidity and capital resources through additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$7,386	$(7,700)
Investing activities	(143,099)	(16,646)
Financing activities	24,065	227,788
Effect of exchange rate on cash	(47)	(101)
Net (decrease) increase in cash and cash equivalents	$(111,695)	$203,341
Operating Activities
The net cash provided by operating activities was $7.4 million for the nine months ended September 30, 2023 and consisted of a net loss of $35.9 million, non-cash charges of $64.2 million, and a decrease in net operating assets of $20.9 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options, restricted stock units, and performance stock units to a greater number of employees at a higher fair market value. The remainder of the non-cash charges included depreciation and amortization expense, non-cash lease expense, stock issued for services rendered, and other, net. Operating assets include inventories, which increased as supply chain constraints eased, and prepaid expenses and other current assets, which increased primarily due to prepaid insurance and other prepaid expenses. Operating assets also include accounts receivable, which increased due to higher sales volume. Operating liabilities include accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, and accrued expenses, which decreased primarily due to the payment of year-end bonuses and commissions.
The net cash used in operating activities was $7.7 million for the nine months ended September 30, 2022 and consisted of a net loss of $48.0 million, non-cash charges of $38.7 million, and a decrease in net operating assets of $1.6 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options and restricted stock to a greater number of employees at a higher fair market value, as well as the introduction of performance stock unit grants. The remainder of the non-cash charges included depreciation and amortization, non-cash lease expense, stock issued for services rendered, and other, net. Operating assets include accounts receivable which increased due to higher sales, and prepaid expenses and other current assets which increased primarily due to prepaid insurance. Operating assets also include inventories, which decreased primarily due to sales demand. Operating liabilities include accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, and accrued expenses, which increased primarily due to compensation and personnel-related costs and the accrual of R&D and inventory related costs.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $143.1 million and consisted primarily of the purchase of investments of $137.3 million, the purchases of property and equipment of $15.6 million, and the purchase of strategic investments of $0.3 million, partially offset by the proceeds from sales or maturities of investments of $10.0 million.
Net cash used in investing activities for the nine months ended September 30, 2022 was $16.6 million and consisted of purchases of property and equipment of $6.1 million and the purchase of strategic investments of $10.5 million.
Financing Activities
Net cash provided by financing activities was $24.1 million for the nine months ended September 30, 2023 and consisted of $24.5 million in proceeds from the exercise of stock options and $2.8 million in proceeds from the issuance of common stock from our ESPP, somewhat offset by $3.2 million of taxes paid on net share settlement of RSUs.
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

Contractual Obligations and Commitments
There have been no material changes to our short-term and long-term anticipated cash requirements under contractual obligations, other than as described in Note 3 in this Quarterly Report on Form 10-Q, from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Other than the addition of prelaunch inventory described in Note 2 in this Quarterly Report on Form 10-Q and below, no material changes were made to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% increase in interest rates during the nine months ended September 30, 2023 would have impacted interest income on our consolidated financial statements by approximately $16.2 million.
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
As of September 30, 2023 and December 31, 2022, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits. Market conditions can impact the viability of where our cash is held. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not party to any material legal proceedings.

Item 1A.    Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in "Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than the following:
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
In addition, the FDA or other regulatory authorities or notified bodies outside the U.S. may change their approval or certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or certification of our future products under development or impact our ability to modify our currently cleared or certified products on a timely basis. Such policy or regulatory changes could impose additional requirements or time delays upon us that could delay our ability to obtain new approvals or certifications, increase the costs of compliance, adversely impact our revenues or inventory forecasting or restrict our ability to maintain our current approval or certification.
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
Once devices are certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes or take more time than anticipated to review and assess applications resulting in regulatory delays (See Part I., "Item 1A. Risk Factors — Risks Related to Government Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional information regarding disruptions faced by notified bodies). As a consequence, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business. For example, we applied for certification of silicone-based leads under the EU Medical Devices Regulation in December 2021 in order to replace the polyurethane-based leads, two components of the Inspire system currently used only in the European market. However, designated notified bodies currently have severe capacity constraints, and review times have lengthened significantly, including for our certification application. We forecasted our polyurethane-based leads inventory based on our notified body’s original lead-time for certification of the silicone-based leads, and we now expect to obtain certification of our silicone-based leads in the first quarter of 2024. Because of these unanticipated delays, we began experiencing an inventory issue related to our polyurethane-based stimulation leads during the third quarter of 2023. In the interim, we received a derogation from the Dutch national competent authority allowing us to place the silicone-based leads on the market until April 1, 2024 or until we receive certification under the EU Medical Devices Regulation, whichever occurs first. We are also pursuing similar derogations in several other EU member states. However, such derogations are only granted at the national level, and we cannot be certain that national competent authorities of the other EU member states will grant a derogation similar to the Dutch authority. Until we obtain certification under the EU Medical Devices Regulation or these derogations are received, we may only sell our polyurethane-based leads in the EU where the stimulation lead is in low supply. During the fourth quarter of 2023 and possibly extending into early 2024, we expect that the delay in certification and the shortage of polyurethane-based stimulation leads may cause delays to implant procedures which may adversely affect our business in the EU, including a reduction in our European and, thereby, our consolidated revenue.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
(a) None.
(b) None.
(c) On August 10, 2023, Philip J. Ebeling, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 21,600 shares of the Company’s common stock until August 9, 2024.
On August 15, 2023, Randall Ban, Chief Commercialization Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to16,339 shares of the Company’s common stock until February 22, 2024.
On August 17, 2023, Steven Jandrich, Vice President, Human Resources, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 10,000 shares of the Company’s common stock until March 29, 2024.
On August 28, 2023, Timothy P. Herbert, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 40,000 shares of the Company’s common stock until June 30, 2024. This trading arrangement was adopted by the Timothy P. Herbert 2018 Family Continuation Trust, of which Mr. Herbert is a trustee.
On August 29, 2023, Georgia Garinois-Melenikiotou, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,225 shares of the Company’s common stock until August 29, 2024.

On August 31, 2023, Richard J. Buchholz, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 15,000 shares of the Company’s common stock until August 30, 2024.
There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by the Company’s directors and executive officers during the quarter ended September 30, 2023.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018

10.1	Employment Agreement between the Company and Charisse Sparks dated July 27, 2023					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.

Date:	November 7, 2023	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 7, 2023	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)