Form 10-K
period 2023-12-31
Inspire Medical Systems, Inc.
filed 2024-02-09
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $9,352,188,865, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on such date.
As of February 1, 2024, the registrant had 29,585,104 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, the impact of macroeconomic trends on our business, financial results and financial position, prospective products, international product approvals and commercializations, our expectations regarding the final reimbursement levels for Inspire therapy procedures, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, human capital initiatives, environmental, social, and governance reporting, and the plans and objectives of management for future operations.
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
•U.S. Food and Drug Administration ("FDA") or other United States or foreign regulatory actions affecting us or the healthcare industry generally, including risks associated with regulatory approvals, certifications or healthcare reform measures in the United States and international markets;
•our ability to establish and maintain intellectual property protection for our Inspire therapy and system or avoid claims of infringement;
•changes in U.S. and foreign tax laws; and
•risks related to our common stock.

PART I

Item 1. Business.
Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. A significant body of clinical data, which includes a publication in the New England Journal of Medicine, multiple publications in leading respiratory, ear, nose and throat ("ENT") and sleep medicine journals, and more than 280 peer-reviewed publications, supports the safety and efficacy of Inspire therapy. Inspire therapy received premarket approval ("PMA") from the FDA in 2014 and has been commercially available in certain European markets since 2011. Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in 2018. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the United States ("U.S."), Japan, and Singapore must have been confirmed to fail or be unable to tolerate positive airway pressure ("PAP") treatments, such as continuous positive airway pressure ("CPAP"), and be 18 years of age or older, though there are no similar requirements for patients in Europe. Physicians have treated more than 60,000 patients with Inspire therapy at over 1,300 medical centers across the U.S., Europe, and Asia.
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
The results from multiple clinical studies, which include seven sponsored and more than 100 independent clinical studies that evaluated several thousand patients, have shown that our Inspire therapy provides statistically significant and sustained reduction in the severity of patients’ OSA, improvement in sleep-related quality of life and reduction in snoring, as well as high patient compliance rates and a strong safety profile.
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
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe through a direct sales organization, and we sell our Inspire system in Japan and Singapore through distributors. As of December 31, 2023, we had 287 sales territories in the U.S. and 19 outside of the U.S. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians, and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy.
Our U.S. customers are generally reimbursed for the cost of patient treatment by various third-party payors, such as commercial insurance providers and Medicare. We have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, encompassing approximately 260 million covered lives in the U.S. We are in active discussions with regional commercial insurers to establish additional positive coverage policies, as well as modify existing positive coverage policies to support reimbursement of Inspire therapy. In parallel, a subset of our 28-person reimbursement team, which we refer to as our market access team, is focused on assisting patients and physicians in obtaining prior authorization approvals from commercial payors on a case-by-case basis in advance of treatment with our Inspire therapy. In addition, all seven Medicare Administrative Contractors ("MACs") provide coverage of Inspire therapy when certain coverage criteria are met. We also have a U.S. government contract for patients who are treated by the Veterans Health Administration.

Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
Our Competitive Strengths
We believe the continued growth of our company will be driven by the following competitive strengths:
•First to market with an innovative, closed-loop, minimally invasive solution. We have developed the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for patients with moderate to severe OSA who have been confirmed to fail or cannot tolerate PAP treatments, such as CPAP. We received a PMA from the FDA in 2014 for our Inspire therapy. Unlike CPAP, which is limited by low patient compliance primarily due to patient discomfort with the mask or device, our innovative, closed-loop, minimally invasive solution is designed to provide comfort and convenience, resulting in high compliance for patients with moderate to severe OSA. We believe we have a significant first mover advantage and momentum over future competitors, as physicians have treated more than 60,000 patients with Inspire therapy.
•Significant body of strong clinical data. We have developed a significant body of clinical data that demonstrates the safety and effectiveness, therapy adherence, and long-term sustained benefits of our Inspire therapy. The benefits of treatment with Inspire therapy have been consistent across seven sponsored and more than 100 independent clinical studies that evaluated several thousand patients and have been highlighted in more than 280 peer-reviewed publications. Data reported in these clinical studies also demonstrated a high level of overall patient satisfaction. We believe this favorable data provides us with a significant competitive advantage and will continue to support increased adoption of our Inspire therapy.
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
•Strong research and development capabilities and comprehensive intellectual property portfolio. Our commitment to driving innovation has allowed us to achieve continuous, significant improvements of our Inspire therapy. For example, in 2023, we submitted a premarket approval ("PMA") supplement to the FDA for our next generation Inspire system. Also in 2023, we received approval from the FDA on an expanded indication which includes an increase on the upper limit of the AHI to 100 events per hour from 65, and raises the Body Mass Index ("BMI") warning in the labeling to 40 from 32. We also received FDA approval of our new physician programmer, called the SleepSync™ programmer, which we expect to formally launch in the U.S. in 2024, and we received FDA approval to offer Inspire therapy to certain pediatric patients with Down syndrome. In 2022, we received FDA approval for additional magnetic resonance imaging ("MRI") scan conditions for use with Inspire therapy. This full-body MRI approval expanded the Inspire use labeling that previously allowed only head, neck, and extremity MRI scans. Also in 2022, the FDA approved new silicone-based stimulation and sensing leads, which provides improved manufacturability, easier system implantation, increased long-term performance, and enhanced reliability. We have a comprehensive patent portfolio to protect our intellectual property and technology, with rights as of December 31, 2023 to 80 issued U.S. patents, 55 issued foreign patents, 81 pending U.S. patent applications, and 79 pending foreign patent applications that cover aspects of our Inspire system and future product concepts.
Our Strategy
Our goal is to be a global leader in providing clinically proven innovative solutions that improve sleep, quality of life, and health of patients with moderate to severe OSA. We believe the following strategies will play a critical role in achieving this goal and our future growth:
•Foster strong and consistent patient outcomes. Patient outcomes remain the single most important focus for Inspire as we scale our business, and we have a dedicated patient outcomes team furthering this mission. Our Surgical Implant Trainers are tasked with conducting physician trainings and proctoring implants. Care Pathway Specialists develop and promote consistent post-implant care protocols. Our team of Sleep Support Specialists educate and oversee local sleep lab titrations. We believe these teams are critical to ensuring that outcomes continue to improve even as implant volumes increase around the world.
•Improve the customer experience. We believe that by enhancing interconnectivity, simplifying the care pathway, and closely tracking outcomes, we can optimize the customer experience and improve therapy adherence. We have invested in initiatives that we believe will drive higher quality patient flow to reduce time to treatment and increase the capacity of providers to treat and manage more patients. We expect that this will allow patients and health care providers to more efficiently realize the proven benefits of Inspire therapy. We also continue to invest in our SleepSync™ platform, a cloud-based patient management system which allows patients and physicians alike to remotely monitor key compliance and outcomes measures for connected and coordinated care management, thereby optimizing therapy.
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
•Expand our sales and marketing organization to facilitate adoption of our Inspire therapy. We plan to continue to expand our sales and marketing organization and seek to recruit and train exceptionally talented sales representatives in existing and new markets in the U.S. and in Europe to help facilitate further adoption and broaden awareness of our Inspire therapy. Our success to date in developing new markets has been primarily due to our ability to identify new regions with high volume medical centers, educate ENT and sleep physicians, help generate steady patient demand, and provide sufficient support staff to our sales representatives. We believe investing in a scalable, efficient direct sales force and continuing the development of our marketing efforts will help us broaden adoption of our Inspire therapy and drive revenue growth.
•Invest in research and development to drive innovation and expand indications. Our foundational commitment to driving innovation and improving patient lives fuels our desire for continuous product development. We intend to invest in existing and next generation technologies to further improve our products and clinical outcomes, optimize patient acceptance and comfort, and broaden the patient population that can benefit from our Inspire therapy. Recent examples of our product innovation include the next generation of the Inspire system, which was submitted to the FDA for approval in June 2023, and FDA approval of our SleepSync™ programmer as discussed above. We have launched a cloud-based patient management system called the SleepSync™ platform (formerly referred to as Inspire Cloud), which allows physicians to monitor patient compliance and more efficiently coordinate patient care, and in 2020, we launched the Inspire Sleep app for patients' smartphones. In 2021, the FDA approved our new patient remote control which is Bluetooth® enabled. A recent example of our efforts to expand our label indications for the Inspire system include obtaining FDA approval to offer Inspire therapy to certain pediatric patients with Down syndrome in 2023, which was approved in 2023. Additionally in 2023, we received approval from the FDA on an expanded indication which includes an increase on the upper limit of the AHI to 100 events per hour from 65, and raises the BMI warning in the labeling to 40 from 32.
•Further penetrate and expand into existing and new international markets. We plan to continue to establish and strengthen our presence internationally. Our goal is to further increase sales of our Inspire therapy in existing international markets in Europe, including Germany and the Netherlands, and in the Asia Pacific region, including Japan, Singapore, and Hong Kong. We plan to expand our reach to markets in new regions, such as Australia, South Korea, and China. We plan to strategically invest in new markets based on our assessment of market size and opportunity and prospects for compelling reimbursement coding and coverage.
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
Commercialization of Inspire Therapy
In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive FDA clearance or approval. We obtained PMA for our Inspire system in 2014. Additionally, we received a certificate of conformity for commercialization of our Inspire system in the European Union ("EU") in 2010 which allowed us to affix the CE mark on our device. Japan's MLHW approved Inspire therapy to treat moderate to severe OSA in 2018 and was formally added to the Japan National Health Insurance Payment Listing in 2021. Reimbursement in Singapore is handled through hospital innovation budgets or private health insurance sources. In 2020, the Australian Therapeutic Goods Administration approved Inspire therapy to treat moderate to severe OSA, and we are currently seeking reimbursement coverage in Australia.
To commercialize our Inspire system, in the U.S., Europe, and Japan, we focus on physician and patient awareness and adoption of our Inspire therapy. To achieve this, our commercialization strategy primarily consists of our direct sales force engaging in sales efforts and promotional activities focused on ENT physicians and sleep centers and highlighting our compelling clinical data and value proposition. Our direct sales force utilizes strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system. We intend to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and Europe.
In Singapore and Hong Kong, our commercialization approach is through exclusive distribution partners, who are responsible for local sales and promotional activities focused on ENT physicians, sleep centers, and community awareness. We work closely with the distributors to ensure a globally consistent approach and effective employee and customer training are in place.
In addition, a significant part of our commercialization effort consists of supporting our customers through the reimbursement process. Most commercial U.S. insurers now cover Inspire therapy. For those payors that do not have a positive policy, Inspire provides assistance to patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment. Medicare also has positive coverage for all states, and we have a U.S. government contract for patients who are treated by the Veterans Health Administration.
Treatment with Inspire Therapy
Patient Selection
Inspire therapy is indicated for patients with moderate to severe OSA (AHI of 15 to 100) who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. Patients undergo a drug-induced sleep endoscopy performed by an ENT surgeon in order to confirm that they satisfy this anatomical requirement. In addition, patients in the U.S. and Japan must have been confirmed to fail or be unable to tolerate PAP treatments, such as CPAP, and be 18 years of age or older, though there are no similar requirements for patients in Europe. Patients who fail PAP are those that are not able to eliminate moderate to severe OSA despite PAP usage. Patients who cannot tolerate PAP treatments are those who either are unable to use PAP more than five nights per week for at least four hours per night, or who are unwilling to use PAP treatment.

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
Activation
Patients are allowed to heal for a month before the Inspire system is activated through a wireless connection to the device in the clinician’s office. The initial activation is performed by the clinician using a programming tablet that is able to turn the system on as well as change various parameters such as the strength, timing, and duration of the stimulation pulse, the stimulating electrode configuration, and the sensitivity of respiration detection. With the exception of pulse strength, the factory default settings are used in the majority of patients. The pulse strength is initially adjusted to the lowest level required to move the tongue forward.
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
Clinical Results and Studies
A significant body of published clinical evidence, which includes seven sponsored and more than 100 independent clinical studies that evaluated several thousand patients, supports the safety and effectiveness of Inspire therapy. The results of the STAR trial, our phase III pivotal clinical trial that served as the basis for the FDA approval of our PMA application, were published in the New England Journal of Medicine, and the results of additional clinical studies have been published in more than 280 peer-reviewed publications. We have established a global patient registry, which we refer to as our ADHERE patient registry, to collect data on safety, effectiveness, weekly usage, overall compliance, and satisfaction from patients who have been implanted with an Inspire system. The table below highlights key findings from certain of these studies and data from our ADHERE patient registry, including significant improvements in objective sleep measures and patient-reported quality of life measures, strong therapy compliance, and a favorable safety profile.

	STAR Trial(1)		German Post-Market Study(1)	ADHERE Patient Registry(1)	TJUH and UPMC Evaluation(2)
Number of Inspire therapy patients	124	97	56	1,963	97
Time following implantation	12 months	5 years	12 months	12 months	3 months
AHI—Baseline	29.3	29.3	28.6	33.0	35.6
AHI—Therapy	9.0	6.2	9.5	10.2	6.3
ESS—Baseline	11	11	13	11	11
ESS—Therapy	6	6	7	6	6
FOSQ—Baseline	14.6	14.6	13.7	*	*
FOSQ—Therapy	18.2	18.7	18.6	*	*
Therapy compliance	86% daily; 93% 5+ days weekly	80% daily	Average 39 hours per week; 89% ≥20 hours per week	Average 5.7 hours per night	Average >45 hours per week
*    Not measured
(1)    Median results
(2)    Thomas Jefferson University Hospital ("TJUH") and University of Pittsburgh Medical Center ("UPMC"). Mean results
Select Recent Clinical Results and Studies
ADHERE Patient Registry
We established our ADHERE patient registry to follow patients who have been implanted with an Inspire system, with a goal of collecting data on a group of at least 5,000 patients. Data gathered on the first 1,963 patients published in the Journal of Clinical Sleep Medicine in 2022 showed that patients used Inspire therapy an average of 5.7 hours per night when measured an average of 12 months after implantation. Median AHI was reduced from 33.0 events per hour to 10.2 events per hour and median ESS score improved from 11 to 6 over the same period. Overall satisfaction with Inspire therapy was reported by patients to be 90%, with 92% of patients reporting that they would choose the procedure again. In addition, 91% of patients reported a better experience than CPAP. This same study demonstrated comparable outcomes across five disease severity groups.

Inspire Therapy Improves Patient Symptoms Similarly as CPAP
In 2021, the Cleveland Clinic published the first comparison of patient-reported outcomes between Inspire therapy and CPAP. These results showed that Inspire therapy and CPAP had a similar improvement in patient symptoms of sleepiness, daytime energy, depression, and insomnia. The results also showed that Inspire therapy patients were more likely to have a more clinically meaningful improvement in symptoms than CPAP patients. This high degree of improvement was maintained through at least one-year in the Inspire therapy patients.
A second study, published by Dr. Clemens Heiser and team at the Technical University of Munich in the Journal of Sleep and Breathing in 2022, compared two similar parallel cohorts of patients who were initiating use of Inspire therapy (n=63) or CPAP (n=63). They found that Inspire therapy patients had larger improvements in sleepiness (an eight-point reduction in Epworth Sleepiness Scale (“ESS”) with Inspire therapy versus a four point reduction in ESS with CPAP), and numerically higher usage in Inspire therapy patients versus CPAP patients (five hours per night with Inspire therapy versus four hours per night with CPAP). Additionally, the objective AHI outcomes were similar in both arms. Taken together, we believe these results suggest that Inspire therapy may be superior to CPAP at improving disease.
There are now multiple studies in which Inspire showed equivalent improvements in OSA outcomes as CPAP, and similar, if not potentially higher usage than CPAP. We believe these observed improvements could translate to better disease alleviation in patients unable to tolerate CPAP.
Large-scale Insights of Over Three Million Patient Nights from Inspire's SleepSync™ Patient Database Showing Real-World Results
Inspire's SleepSync™ patient management system helps physicians track therapy usage and outcomes, and the results of the first three million patient nights of data were presented by Dr. Jordan Weiner at the 2022 American Academy of Otolaryngology conference and Dr. Deborah Goss at the 2022 American Association of Sleep Medicine meeting. These data, the largest to date evaluating outcomes from Inspire therapy, show the results of 3.7 million patient-nights in 12,017 patients across 491 practices. These data showed that, in real-world use, Inspire therapy continued to show highly effective outcomes similar to the early clinical trials. Objective outcomes such as AHI and ESS were in the normalized ranges, and very high therapy usage of seven hours per night in the first 90 days, demonstrate high usage despite a previous history of CPAP intolerance.
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
Long-term Therapy Efficacy and Reliability Data
In 2023, two new findings were published showing the positive long-term effects of Inspire therapy. The first publication titled, “Long-Term Generator Replacement Experience in Hypoglossal Nerve Stimulator Therapy Recipients With CPAP-Intolerant Obstructive Sleep Apnea” was published in the Otolaryngology–Head and Neck Surgery journal in October 2023. In this paper, a team led by Dr. Linda Magana at the University of Pittsburgh followed the initial patients from the STAR trial for approximately eight years after initial implant, making it the longest follow-up to date of Inspire therapy. The findings reflect that these patients showed stable AHI outcomes consistent with the initial one-year outcomes, and high therapy usage of 7.2 hours per night.
Additionally, an abstract demonstrating the real-world evaluation of Inspire therapy system survival was presented at the SLEEP 2023 meeting in Indianapolis by Dr. Colin Huntley from Thomas Jefferson University. It showed that under real-world conditions, in over 20,000 device implants since January 2018, device explant and revision rates remained low and improved over time, despite increasing utilization. Furthermore, the abstract suggested that these survival rates were reported to be at least similar to, if not slightly better than other implantable active medical devices.

Sales and Marketing
We have established a methodical approach to market development which centers on active engagement across three key stakeholders in the OSA treatment paradigm: patients, physicians, and sleep centers.
We sell our Inspire system through a direct sales force that primarily targets ENT physicians and sleep centers in the U.S., Europe, and Japan, and through distributors in Singapore and Hong Kong. The implant procedure for our Inspire therapy is typically performed by an ENT physician or in some cases by a neurosurgeon. We also focus on sleep centers because they diagnose and manage large volumes of patients with sleep apnea and are often an important referral base for ENT physicians. In addition, because OSA is sometimes diagnosed during other procedures, we have developed programs to help educate general practitioners and specialists in other fields, such as cardiovascular surgeons, electrophysiologists, and dentists, regarding our Inspire therapy.
We have 287 sales territories in the U.S. and 19 outside of the U.S. We seek to recruit sales representatives with strong sales backgrounds, direct experience developing markets with new technologies, and core knowledge of medical device coding, reimbursement, and the prior authorization process. In certain Asian markets, we rely on our distribution partners for local sales and promotional activities.
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
We believe our patient outreach efforts have been effective in bringing potential patients to our website and facilitating contact with our clinical sites. During 2023, we had nearly 13.4 million visits to our website, which generated approximately 65,000 contacts with physicians throughout the year.
In 2020, we launched the Inspire Sleep app for patients' smartphones. This app is an educational tool for patients and also interfaces with our SleepSyncTM platform to allow physicians to collect clinical data from patients directly. We continue to enhance the functionality of this app as part of our overall digital platform development. Since launch, over 110,000 copies of the app have been downloaded to smartphones.

Commercial Activities Outside of the U.S.
Our general practice is to limit commercial investments in countries until such time as there is a determined reimbursement pathway. We have 19 sales territories in Europe and Japan, and we sell our products through distributors in Singapore and Hong Kong. We provide consistent training in geographies outside of the U.S. as is conducted in the U.S. and have established a support team in Europe and Japan for patient outreach and education, implant support, and device programming. In Singapore and Hong Kong, we assist our distribution partners with patient outreach and education initiatives. We expect to continue to scale our commercial activities in Europe as we continue to develop country-wide reimbursement in additional markets. We continue to work on the reimbursement process in Australia and hope to commercialize Inspire therapy there.
Third-Party Reimbursement
Our market access team is responsible for all of our reimbursement processes and initiatives. Our team includes 28 professionals who are focused on all key aspects of reimbursement, which include coding, payment, coverage, and prior authorization.
Coding and Payment
In the U.S., we sell our products to hospitals and ASCs. These customers in turn bill various third-party payors, such as commercial payors and Medicare, for the cost required to treat each patient.
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology (“CPT") codes, which are created and maintained by the American Medical Association. The procedures performed to implant, revise, or explant our device are described for billing purposes using Category I CPT codes (64582, 64583, and 64584, respectively) to identify hypoglossal nerve stimulator services. A Category I code (42975) is used for DISE, which is a required procedure to determine which patients are appropriate for Inspire therapy.
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
Commercial Payor and Government Program Coverage
A core pillar of our reimbursement strategy involves broadening our third-party payor coverage when possible. We continue to have active discussions with commercial payors to establish new and modify existing positive coverage policies by highlighting our compelling and robust clinical data, increased patient demand, and support from leading medical societies and key opinion leaders. We have been successful in obtaining prior authorization approvals from most commercial payors for the Inspire device and procedure. Historically, commercial payors cover approximately 65% to 70% of Inspire implants in the U.S. We estimate that the majority of patients who meet the FDA indication for Inspire therapy are covered by commercial insurance companies and we have secured coverage policies with virtually all major national commercial payors.
All seven MACs provide coverage of Inspire therapy when certain coverage criteria are met. Medicare beneficiaries have historically accounted for approximately 25% to 30% of all Inspire system implantations in the U.S. In addition, we have a contract with the U.S. government that covers implantations of our Inspire system performed in Veterans Affairs and military hospitals, which account for approximately 5% of all Inspire system implantations historically in the U.S.

Prior Authorization Approval Process
A second pillar of our reimbursement strategy includes leveraging our market access team to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment. We believe our market access team is highly effective in working with patients and physicians to obtain prior authorizations for our Inspire system, including assisting with the appeals process. Additionally, in late 2023, we engaged a third-party vendor to assist our internal team with prior authorization submissions in order to increase our capacity to meet patient demand. We have received hundreds of prior authorization approvals from all of the largest commercial payors, for example Anthem, Cigna, Blue Cross Blue Shield, United Healthcare, and Humana. We believe we will continue to benefit from this efficient prior authorization process.
Reimbursement Outside of the U.S.
Outside the U.S., reimbursement levels vary by country and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries require additional clinical data before granting or expanding coverage and reimbursement for our products. In general, obtaining broad-based reimbursement and adequate payment for new technologies is more difficult in these markets than in the U.S. Some countries require new medical technologies to not only be safe and effective, but also to be able to demonstrate clinical benefits that outweigh the costs when compared to the standard of care. As in the U.S., reimbursement decisions can change, resulting in the elimination or reduction of reimbursement payments, which could adversely affect our financial results and our ability to invest in and grow our business.
We currently have country wide reimbursement in Germany, the Netherlands, Switzerland, Belgium, the United Kingdom, and Japan. We are in the final process to have the Inspire system included in the French Haute Autorité De Santé listing of products and services qualifying for reimbursement (LPPR) of approved technologies for reimbursement across the French health system. We continue to pursue permanent reimbursement in target markets across the Asia Pacific and Europe, including Spain and the Nordic region.
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
After our 2007 inception and contemporaneous spin-off of the Inspire business from Medtronic, our primary focus was to requalify the Inspire II system and resume clinical trial activity. We completed a phase I feasibility trial along with a phase II dosing or patient selection trial in 2009. In 2011, we began our phase III pivotal STAR trial. The STAR trial was completed and published in the New England Journal of Medicine in 2014 and we received PMA in 2014. Additionally, the device was CE marked for commercialization in the EU in 2010.
We continue to invest in advancing our Inspire system with the goal of providing patients more effective and less invasive therapy for OSA. In 2017, we released the Inspire IV neurostimulator, which is 40% smaller than the previous version while maintaining approximately 11 years of battery life. The Inspire IV device was launched in the U.S. in 2017, and in Europe in 2018.
Our next generation of the Inspire neurostimulator was submitted to the FDA for approval in June 2023, and our SleepSync™ programmer was approved by the FDA in 2023. Our Bluetooth®-enabled patient remote control was approved by the FDA in 2021 and the initial commercial launch occurred in 2022. We have launched a cloud-based patient management system called the SleepSync™ platform, which allows physicians to monitor patient compliance and more efficiently coordinate patient care. In 2020, we launched the Inspire Sleep app for patients' smartphones. The first version of the app was an educational tool, and the second version interfaces with the Inspire Cloud and allows physicians to collect clinical data from patients directly. We continue to enhance the functionality of this app as part of our overall digital platform development.
The SleepSync™ platform and our app are initial steps in establishing interconnectivity between the patient and their healthcare provider with a long-term plan to improve outcomes by tracking patient activity and adherence, and monitoring for any issues with device use.
Additional Indications
We have sought and continue to seek to expand the approved indications for our Inspire therapy. For instance, in 2023, we received FDA authorization to provide Inspire therapy to the pediatric population with Down syndrome. Also in 2023, the FDA approved an indication expansion to increase the upper limit of AHI to up to 100 events per hour from the original 65 events per hour, and to raise the BMI warning for patients with a BMI of up to 40 from the previous limit of 32.
Our research and development team focuses on our products currently under development, including our clinical studies involving efforts to improve patient selection, expand indications, and simplify patient management, as well as feasibility studies in which we are evaluating new ways to deliver neuromodulation for OSA therapy and different design configurations to enhance product functionality for future generations of the Inspire system. One example is our PREDICTOR study, which completed enrollment of 600 patients in early 2024, and which aims to remove the DISE requirement for patients less likely to have concentric collapse.
Competition
Our industry is subject to rapid change from the introduction of new products and technologies and other activities of industry participants. We compete as a second-line therapy in the OSA treatment market for patients with moderate to severe OSA.
We consider our primary competition to be other neurostimulation technologies designed to treat OSA, though we are currently the only such technology approved for commercialization in the U.S. by the FDA. Outside the U.S., we compete with LivaNova and Nyxoah. LivaNova, which markets an open-loop neurostimulation device, is currently conducting clinical trials of its device in the U.S. Nyxoah markets an open-loop bilateral hypoglossal nerve stimulation device in certain countries outside the U.S. and is conducting its first pivotal trial as it seeks FDA approval in the U.S. A drug candidate produced by Apnimed is entering a Phase 3 clinical trial to assess the viability of its pharmaceutical to treat OSA. We believe other emerging businesses are in the early stages of developing neurostimulation devices or early-stage pharmaceutical approaches.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2023, we had rights to 80 issued U.S. patents, which will expire between 2029 and 2041 assuming all required fees are paid, 81 pending U.S. patent applications, 55 issued foreign patents, and 79 pending foreign patent applications. Our patents cover aspects of our current Inspire system and future product concepts. Some of the issued foreign patents and pending foreign patent applications preserve an opportunity to pursue patent rights in multiple countries.
There is no active patent litigation involving any of our patents and we have not received any notices of patent infringement.
As of December 31, 2023, we had 175 pending and registered trademark filings worldwide, some of which may apply to multiple countries.
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
Manufacturing and Supply
We rely on third-party suppliers to manufacture our Inspire system and its components. Outsourcing manufacturing reduces our need for capital investment and reduces operational expense. Additionally, outsourcing provides expertise and capacity necessary to scale up or down based on demand for our Inspire system. We select our suppliers to help ensure that our Inspire system and its components are safe and effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. We employ a rigorous supplier assessment, qualification, and selection process with the goal of selecting and retaining suppliers that meet the requirements of the FDA and the International Organization for Standardization and quality standards based on our internal policies and procedures. Our quality assurance process seeks to monitor and maintain supplier performance through qualification and periodic supplier reviews and audits.
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
We have experienced and continue to experience supply disruptions that began during the COVID-19 pandemic, but to date we have managed to avoid major delays in implant procedures due to those issues. During the third quarter of 2023, we began experiencing an inventory supply issue related to our polyurethane-based stimulation leads, one component of the Inspire system currently used only in the European market. We continue to expect delays to implant procedures. These delays have impacted, and are expected to continue to impact our revenue, however, to a lesser extent than in prior year periods as a result of the derogations received thus far, and we believe would be further improved if we receive certification under the EU MDR. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information.
Government Regulation
Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in the European Economic Area ("EEA"), Japan, and in Australia (where our products are approved for sale but where we have not yet commercialized them). In the U.S., our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA") as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to help ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
In addition to U.S. regulations, we are subject to a variety of regulations in the EEA governing clinical studies and the commercial sales and distribution of our products. Whether or not we have or are required to obtain FDA clearance or approval for a product, we will be required to obtain authorization before commencing clinical studies and to obtain marketing authorization, approval or certification of our products under the comparable regulatory authorities of countries outside of the U.S. or notified bodies before we can commercialize our products in those countries. The approval/certification process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval.

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
The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA on some form of post-market surveillance when deemed necessary to protect public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.
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
•complying with the laws and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (GUDID);
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect public health or to provide additional safety and effectiveness data for the device.
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
Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive”), and Directive 90/385/EEC (“AIMDD”) which have been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). Our current certificates have been granted under the EU Medical Devices Directive and the AIMDD whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive and the AIMDD with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation.
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
Compliance with the essential requirements is a prerequisite for CE mark without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the essential requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
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
The EU Medical Devices Regulation became effective on May 26, 2021. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive or the AIMDD prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.
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
The aforementioned EU rules are generally applicable in the EEA which consists of the 27 EU member states plus Norway, Liechtenstein, and Iceland.
Brexit
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to EU Medical Devices Directive and AIMDD whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA before being placed on the Great Britain market. Manufacturers based outside the United Kingdom ("UK") need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA.
On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the MHRA has confirmed that the core aspects of the new regime are expected to apply by July 1, 2025. Devices bearing CE marks issued by EU notified bodies under the EU Medical Devices Regulation, the EU Medical Devices Directive or AIMDD are now subject to transitional arrangements. The MHRA has introduced legislation which provides that CE marked medical devices may be placed on the Great Britain market along following timelines:
•general medical devices compliant with the EU Medical Devices Directive or (EU) AIMDD with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of the expiration of the certificate or June 30, 2028; and
•general medical devices, including custom-made devices, compliant with the EU Medical Devices Regulation can be placed on the Great Britain market up until June 30, 2030.
Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessed ("UKCA") mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the mandatory deadlines. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.
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

Human Capital
We pride ourselves on our innovative and collaborative work environment, which we believe has driven our success and which we seek to uphold by fostering an inclusive workforce, generous compensation and benefits, open communication, a focus on employee health, wellbeing and engagement, and robust training and development programs.
Employees
As of December 31, 2023, we had 1,011 employees, of which 960 are in the U.S., 45 are in Europe and six are in Japan. We increased the number of employees by 34% during 2023 to support the rapid growth of our business.
None of our employees are currently subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
Code of Business Conduct and Ethics
Inspire is committed to conducting business in accordance with the highest ethical standards and applicable laws. We maintain, and all of our employees are expected to adhere to our Code of Business Conduct and Ethics (the “Code of Conduct”), which serves as the foundation of our company’s culture. All employees must certify they understand and comply with the expectations contained in the Code of Conduct. We also maintain an anonymous hotline for employees to report concerns regarding violations of the Code of Conduct. In addition, our employees complete training and education at least annually on a range of important topics related to our Code of Conduct.
Compensation and Benefits
Our human capital strategies, initiatives, and outcomes are reviewed on a regular basis with our Board’s Organization and Compensation Committee to provide alignment with the company’s overall business strategies. The Committee has engaged an independent consulting firm to assess the market competitiveness of our compensation programs and offerings. We believe strongly in providing employees with the opportunity to participate as owners of the company. All of our full-time employees are eligible to receive annual grants of stock awards, which may include stock options, restricted stock units, or performance stock units, and can elect to participate in our employee stock purchase program. Additionally, beginning in 2022, we incorporated a 401(k)-employer match for all U.S.-based employees.
Talent Management
With our aggressive growth objectives, it is imperative that we continue to hire exceptional talent and invest in the growth and development of our existing employees. Inspire’s growth has required several strategies to attract talent and meet our headcount plans. We have a strong internal referral network in which between 50-60% of all hires have been from internal referrals. This is supplemented with search partners, who meet with our talent acquisition team on a quarterly basis to review and provide the most up-to-date public information to ensure potential candidates fully understand the potential Inspire can offer.
We seek to foster a culture where learning is continuous. We believe in our people and their ability to accept new responsibilities and challenges, and to grow with us to contribute to our success. Growth is fostered through professional development and learning programs, as well as practical experience leading projects or teams. Over 50% of our leadership promotions have been from within. To support newly promoted leaders, we have a leadership program entitled, “Boss to Coach,” which is specially designed to help them succeed in their expanded roles. Additionally, we provide leadership coaching opportunities through external partners. On an annual basis, our leadership team participates in a talent review and succession planning exercise to identify organizational needs, development opportunities, and potential future leaders. This enables us to identify the resources and skill sets needed to meet our growth objectives.
To encourage further professional development of our employees, in 2022 we introduced a tuition reimbursement program for those pursuing an advanced degree.

Diversity, Equity, and Inclusion
We strive to create a culture in which all employees feel heard, respected, and valued. All new employees participate in training focused on appropriate, respectful, and inclusive workplace behavior. In 2020, we created an engaging training initiative for all employees which encourages awareness of unconscious bias and microaggressions. The goals of these programs are to encourage broad and diverse viewpoints to achieve the best outcomes for our patients, customers, and employees, and to build awareness of how our own behaviors impact our colleagues. Since then, we have developed our programs to provide engaging, virtual harassment and bias re-training to all global employees.
In addition to new employee training focused on creating a harassment-free work environment, leaders are provided information and tools annually to allow them, with the assistance of our Human Resources team, to investigate and address issues. The program, entitled “Humanity is our Superpower,” continued to expand in 2023. Following the program, leaders meet as a team and review ideas for creating an environment where inclusion prospers.
During talent acquisition, our recruiting team reinforces with hiring managers the importance of seeking and engaging with candidates from all backgrounds. We actively seek diverse candidates to participate in our Internship Program and routinely host recruiting events at college campus career fairs.
As of December 31, 2023, 48% of our workforce identified as female, and 15% identified as a member of minority racial group.
Charitable Giving
As a medical technology company, we are committed to enhancing the lives of patients through innovation. In 2023, we launched InspireGives, Inspire’s community outreach program aimed at serving the communities in which we live and operate through financial donations and volunteerism. Our contributions seeks to provide crucial assistance to charitable organizations striving to treat critical illnesses, combat poverty and homelessness, ease hardship for people affected by disasters, eliminate barriers to equal opportunity, and support underserved communities to address inequities in health outcomes.
Our employees are passionate about improving the lives of others so we provide channels for our team members to identify opportunities to engage with new charitable organizations and events in our communities. In 2023, we contributed nearly $85,000 to 15 local and national charitable organizations including healthcare charities and charitable organizations addressing other related causes.
Environmental, Social, and Governance
As our business continues to grow and develop, we recognize the importance of making responsible business decisions for the benefit of our stakeholders, including our stockholders, customers, employees, partners, the communities in which we work and live, as well as the planet. To that end, we have implemented a corporate Environmental, Social and Governance ("ESG") program and set short, intermediate and long-term ESG objectives. We published our second ESG Report in December 2023, which is available on our website, and expect to continue reporting on our progress to our various stakeholders annually.
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

Risks Related to Our Business
We have incurred significant operating losses since inception, we may incur operating losses in the future and we may not be able to achieve or sustain profitability.
We have incurred net losses since our inception in 2007. For the years ended December 31, 2023, 2022, and 2021, we had net losses of $21.2 million, $44.9 million, and $42.0 million, respectively. As of December 31, 2023, we had an accumulated deficit of $345.4 million. To date, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility, the initial public offering of our common stock that closed in May 2018 ("IPO"), and the three follow-on offerings of our common stock that closed in December 2018, April 2020, and August 2022. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities.
Since 2011, our revenue has been derived, and we expect it to continue to be derived, primarily from sales of our Inspire system. Because of its recent commercial introduction, in particular in Hong Kong, our Inspire system has limited product and brand recognition, particularly in new markets. In addition, demand for our Inspire system may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of our Inspire system, or from any products we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows.
We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, invest in research and development, and develop, enhance, and commercialize new products. As a result, we may continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition, results of operations, and cause the market price of our common stock to decline. In addition, failure of our Inspire system to significantly penetrate existing or new markets would negatively affect our business, financial condition, and results of operations.
Our revenue is primarily generated from sales of our Inspire system and we are, therefore, highly dependent on it for our success.
We began selling our Inspire system in 2011 in certain European countries, in 2014 in the U.S., and in 2021 in certain Asia Pacific regions. Sales of our Inspire system accounted for primarily all of our revenue for the years ended December 31, 2023, 2022, and 2021. We expect that sales of our Inspire system will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by patients, physicians, and sleep centers, among others, of our Inspire therapy to treat moderate to severe OSA in patients who are unable to use or get consistent benefit from CPAP.
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
•challenges in obtaining prior authorization;
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
In addition, our Inspire therapy is approved for use as a second-line therapy in the treatment of moderate to severe OSA in patients who cannot use or obtain consistent benefit from CPAP. If one or more CPAP device manufacturers successfully develop a CPAP device that is more effective, better tolerated or otherwise results in better compliance by patients, or if improvements in other first or second-line therapies make them more effective, cost effective, easier to use or otherwise more attractive than our Inspire therapy, sales of our Inspire system could be significantly and adversely affected, which could have a material adverse effect on our business and financial condition and results of operations. In addition, if other companies are successful in developing neurostimulation devices that are approved for a broader range of indications than our Inspire system, we will be at a further competitive disadvantage, which could also affect our business, financial condition and results of operations.
During 2023, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, continued to gain popularity as a weight-loss drug. Use of GLP-1s, or similar treatments, for these clinical indications may directly or indirectly treat OSA. Additionally, GLP-1s are currently being clinically evaluated as a potential treatment for OSA. Although we believe that there could be a benefit to our business as a result of GLP-1s, there can be no assurance of such benefit. If GLP-1s are successful in treating OSA in an indication for which Inspire therapy is approved, demand for our Inspire system could be reduced.
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
We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition, and results of operations.
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims may include but are not limited to personal injury and class action lawsuits, intellectual property claims and regulatory investigations relating to the advertising and promotional claims about our products and services and employee claims against us based on, among other things, discrimination, harassment or wrongful termination. Any one of these claims, even those without merit, may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
Additionally, securities class action litigations are often brought against companies following periods of volatility in the overall market and in the market price of a company’s securities. On December 22, 2023, we and certain of our executive officers were named in a putative class action lawsuit. The complaint was filed on behalf of a potential group of similarly situated investors who purchased our common stock between May 3, 2023 and November 7, 2023. The complaint alleges that we and/or our executive officers made false and/or misleading statements regarding the effectiveness of our Acceleration Program, a program designed to facilitate customers’ receiving prior authorizations from doctors with the goal of increasing demand for our Inspire therapy. This lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and could result in very substantial costs, divert our management’s attention and resources and materially harm our business, operating results and financial condition.
Our business, financial condition, results of operations and growth have been and could in the future be significantly harmed by the effects of public health crises, such as pandemics.
The occurrence or reoccurrence of regional epidemics, a global pandemic or other public health crises, such as COVID-19, may adversely affect our operations, financial condition, and results of operations. The extent to which such health crises impact our business going forward will depend on factors such as the duration and scope; governmental, business, and individuals' actions in response to such public health crises; and the impact on economic activity, including the possibility of recession or financial market instability. The disruption to global financial markets or a recession or market correction resulting from a public health crisis could materially affect our business. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Inspire systems sold.

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
Our quarterly and annual results of operations have in the past and may in the future vary significantly and future period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Such factors may include, for example, seasonal variations in our sales or required postponements of elective surgical procedures effected during a health crisis, as was the case with COVID-19. We generally experience and may in the future experience higher sales in the U.S. during the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. Alternatively, in the first quarter, many U.S. patients' insurance deductibles reset, requiring more out-of-pocket costs, which negatively impacts our sales during this period.
Other factors that may cause fluctuations in our quarterly and annual results include, but are not limited to:
•changes in coverage policies by third-party payors that affect the reimbursement of procedures using our products;
•challenges experienced by patients in obtaining positive coverage and reimbursement decisions from payers, including necessary prior authorization approvals in advance of treatment;
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
We have experienced and continue to experience supply disruptions which began during the COVID-19 pandemic and have continued as a result of not having received certification of silicone-based leads under the EU Medical Devices Regulation (See Part I., "Item 1A. Risk Factors — We may not receive the necessary approvals or certifications for our future products or expanded indications, and failure to timely obtain necessary approvals or certifications for our future products or expanded indications would adversely affect our ability to grow our business.”). Our efforts to maintain higher levels of inventory to protect ourselves from supply interruptions may not be successful in avoiding significant supply and inventory issues or delay in implant procedures. As a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. For example, during the three months ended September 30, 2022, we recorded a charge of $2.8 million for obsolete inventory and component parts related to product introductions which were completed in October 2022, including the new silicone leads and the Bluetooth®-enabled patient remote.

We rely on a limited number of third-party suppliers and contract manufacturers for the manufacture and assembly of our products, and a loss or degradation in performance of these suppliers and contract manufacturers could have a material adverse effect on our business, financial condition, and results of operations.
We rely on third-party suppliers and contract manufacturers for the raw materials and components used in our Inspire system and to manufacture and assemble our products. The suppliers that provide certain materials and components are sole suppliers. These sole suppliers, and any of our other suppliers or our third-party contract manufacturers, may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components, and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While our suppliers and contract manufacturers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products or prevent delays in the delivery of their products, which could be adversely affected due to, for example, natural and man-made disasters, public health emergencies such as COVID-19, product quality issues, other catastrophic events, the macroeconomic environment including supply chain constraints, higher inflation and interest rates, the nature of our agreements with our contract manufacturers, our relative importance to such manufacturers as a customer or a contract manufacturer's decision to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any change in or termination of our relationships with these third parties, or if our manufacturers are unable to obtain the materials they need to produce our products at consistent prices or at all, we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
Establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance specifications of our Inspire system or could require that we modify its design. Even if we are able to find replacement suppliers or third-party contract manufacturers, we will be required to verify that the new supplier or third-party manufacturer maintains facilities, procedures, and operations that comply with our quality expectations and applicable regulatory requirements. Furthermore, our contract manufacturers could require us to move to another one of their production facilities or use alternative materials or components. Any of these events could require that we obtain a new regulatory authority approval or notified body certification before we implement the change, which could result in further delay and which may not be obtained at all. While we seek to maintain sufficient levels of inventory as discussed above, those inventories may not fully protect us from supply interruptions.
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
We currently sell our Inspire system through a direct sales force that targets ENT physicians and sleep centers in the U.S., Europe, and Japan, and also utilize various direct-to-consumer marketing initiatives, including paid online search, radio, television, social media, and online videos. In certain Asia Pacific markets, we sell our products through distributors. As of December 31, 2023, our direct sales and marketing organization, including reimbursement personnel, consisted of 728 employees, having increased from 129 employees as of December 31, 2018. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our Inspire system, our revenue may be adversely affected.
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
Sales in markets outside of the U.S. accounted for approximately 3.0%, 3.2%, and 5.3% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Our strategy is to increase our international presence in Europe, including Germany and the Netherlands, as well as other international markets, such as Japan, Singapore, and Hong Kong. This strategy is subject to a number of risks, including:
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
We primarily rely on our own direct sales force, which as of December 31, 2023, covered 287 territories in the U.S. and 19 outside of the U.S., to market and sell our Inspire system. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force has in the past and may in the future subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our Inspire system, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Factors such as geopolitical events (including the ongoing wars in Ukraine and Israel), inflationary pressures, impacts from COVID-19, and U.S. election cycles have caused extreme volatility and disruptions in the capital and credit markets. These global economic conditions could result in a variety of risks to our business, including weakened demand for our Inspire system, and adversely impact our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
Failure of a key information technology system, process or site, cyberattacks, or other deficiencies in our cybersecurity could have an adverse effect on our business and operations.
We rely extensively on information technology systems to conduct our business and collect, store and transmit confidential information, including personal information of customers and our employees and contractors. These systems affect, among other things, ordering and managing materials from suppliers, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. Our information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to damage or interruption from computer viruses and malware (e.g. ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and information. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. We and our third-party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and employees who work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Our third-party service providers and partners are also subject to these heightened risks. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, which could have an adverse effect on our business and financial condition.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could lead to unauthorized access, disclosure and use of confidential information, including personal information from our ADHERE patient registry or other patient information we create, receive, maintain or transmit, including with respect to our Inspire Cloud, SleepSync™ platform, or the Inspire Sleep app, which may be governed by HIPAA and other laws. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any such access, disclosure, or other loss of information could result in regulatory action or investigation, legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.
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
Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
If our facilities are damaged or become inoperable, we may be unable to continue to research, develop, and supply our Inspire system and, as a result, there could be an adverse effect on our business until we are able to secure a new facility and rebuild our inventory.
We do not have redundant facilities. We perform substantially all of our research and development and back-office activity at two locations in Golden Valley, Minnesota. The majority of our finished goods inventory is maintained at a third-party location in Tennessee. Our facility, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fires and other events, including climate change-related severe weather or disasters, power outages, and public health crises, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
We rely on third-party distributors to effectively distribute our products in certain markets.
We depend or expect to depend in the future on qualified distributors for the marketing and selling of our products in certain markets. Currently, the markets in which we market and sell our products through distributors include Singapore and Hong Kong. If our distributors fail to effectively market and sell our Inspire system in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires significant time and resources. To develop and expand our distribution, we may be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a distributor in a given market terminates, we may be unable to replace that distributor without disruption to our business, or we may decide to transition to a direct sales force in that market. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage, train or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, or if we are unable to successfully transition to a direct sales force in markets previously served by distributors, we may not achieve expected revenues or may have a reduction in revenue and our operating results, reputation and business would be harmed.
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
As we grow our international presence and global operations, we will have increasing obligations to comply with trade and economic sanctions and other restrictions imposed by the U.S., the EU, and other governments and organizations. During the year ended December 31, 2023, approximately 3.0% of our total sales were made in EU member states and certain Asia Pacific regions. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act ("FCPA") and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). In addition, the U.K. Bribery Act of 2010 (the "Bribery Act") prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
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

During 2023, we finalized a detailed analysis to determine whether an ownership change has occurred through December 31, 2022, and if a limitation exists. It was determined that December 11, 2018 was the only date that we experienced an ownership change. The study concluded that none of the federal net operating losses nor the federal R&D credits that were accumulated on December 11, 2018 will expire unused solely due to the limitations under Sections 382 and 383 of the Code. We are in the process of updating the analysis through December 31, 2023. Although unexpected, if we experienced an ownership change during 2023, the timing of our ability to utilize the tax attributes may be affected. As of December 31, 2023, our gross federal NOL carryforward was $226.1 million. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of ownership within the definition of Section 382 of the Code, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.
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
The increasing and evolving focus on sustainability and environmental, social, and governance initiatives from regulators and stakeholders could increase our costs, expose us to new risks, harm our reputation and adversely impact our financial results.
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

This emphasis on ESG matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. For example, the SEC has announced proposed rules that, among other matters, would establish a framework for reporting climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.
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
In addition, the impacts of climate-related events on the global economy and our industry are rapidly evolving. Physical impacts of climate-related events (including but not limited to floods, droughts, more frequent and/or intense storms and wildfires), or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our operations, as well as the operations of our suppliers and customers. Our facilities and offices may be adversely impacted by natural disasters, including those intensified by climate change. Our locations, and those of our customers and suppliers, can be disrupted by droughts, extreme temperatures, fires, flooding and other climate change-related risks, as well as earthquakes, actions by utility providers, and other catastrophic events such as an actual or threatened public health emergency. If a catastrophic event occurs at or near any of our offices, or utility providers or public health officials take certain actions (e.g., shut off power to our facilities), our operations may be interrupted, which could adversely impact our business and results of operations. If a catastrophic event impacts a significant number of our suppliers or customers, or our ability to provide services to our customers, our business and results of operations could be adversely impacted. Longer term physical impacts may also result in changing consumer preferences, which may adversely impact demand for certain of our products. Transition impacts of climate-related events may subject us to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Failure to disclose accurate climate-related events information in a timely manner may also adversely affect our reputation, business, or financial performance.

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

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA, foreign regulatory authorities, and notified bodies enforce these regulatory requirements through periodic unannounced inspections or audits. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances, approval, or certifications; withdrawals or suspensions of current approvals or certifications, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.
We may not receive the necessary approvals or certifications for our future products or expanded indications, and failure to timely obtain necessary approvals or certifications for our future products or expanded indications would adversely affect our ability to grow our business and our results of operations.
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
The process of obtaining a PMA is costly and more uncertain and time consuming than the 510(k) clearance process used for lower risk devices. Despite the time, effort and cost, a device may not be approved by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business and results of operations. Furthermore, even if we are granted regulatory approval, it may include significant limitations on the indicated uses for the device, which may limit the market for the device.
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
In addition, the FDA or other regulatory authorities or notified bodies outside the U.S. may change their approval or certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or certification of our future products under development or impact our ability to modify our currently cleared or certified products on a timely basis. Such policy or regulatory changes could impose additional requirements or time delays upon us that could delay our ability to obtain new approvals or certifications, increase the costs of compliance and our operating expenses, adversely impact our revenues or inventory forecasting or restrict our ability to maintain our current approval or certification.
The timing of FDA approval of a next generation product could have a significant impact on the carrying value of the inventory of our previous generation product, and therefore our results of operations.
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
Once devices are certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes or take more time than anticipated to review and assess applications resulting in regulatory delays. See Part I., "Item 1A. Risk Factors — Risks Related to Government Regulation”. For example, we applied for certification of silicone-based leads under the EU Medical Devices Regulation in December 2021 in order to replace the polyurethane-based leads, two components of the Inspire system currently used only in the European market. However, designated notified bodies currently have severe capacity constraints, and review times have lengthened significantly, including for our certification application. As a result of these delays, we have experienced inventory shortages and related adverse impacts on our results of operations that are expected to continue.
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
Any of these actions could significantly and negatively affect supply of our products. If any of these events occur, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.
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
The FDA may modify its enforcement policies with respect to medical software products, and our software products may become subject to extensive regulatory requirements, which may increase the cost of conducting, or otherwise harm, our business.
We develop and offer certain software applications in connection with our business, including our SleepSync™ cloud-based patient management platform, which is designed to function as a medical device data system (“MDDS”). For its part, the FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the FDCA. However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions, and has issued several guidance documents that establish enforcement discretion policies and/or otherwise outline the FDA’s approach to the regulation of software as a medical device. For example, in September 2022 the FDA issued a guidance entitled: “Medical Device Data Systems, Medical Image Storage Devices, and Medical Image Communications Devices,” which among other things, announced the FDA’s intent not to enforce compliance with certain FDCA requirements with respect to medical device MDDS functions, including those requirements relating to registration and listing, premarket review, post-market reporting and compliance with the QSR.
In addition, the 21st Century Cures Act ("Cures Act”) amended the FDCA to exclude from the definition of “medical device” certain medical-related software, including certain software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store electronic health records, certain clinical decision support software, and software for transferring, storing, or displaying medical device data or in vitro diagnostic data, including certain MDDS functionality. We believe our currently marketed applications, including the SleepSync™ platform, provide functionality that either qualifies for FDA enforcement discretion under the September 2022 policy for device MDDS, or is otherwise exempt from the FDCA’s definition of a “medical device” pursuant to the Cures Act amendments, and therefore that our products are subject to the FDA’s current enforcement discretion policy applicable to MDDS software functions or otherwise provide functions that are not currently regulated by the FDA as a medical device. However, there is a risk that the FDA could disagree with our determinations, or that the FDA could alter its enforcement discretion policies, and in either case, subject our software to more stringent medical device regulations.
If the FDA determines that any of our current or future software applications, including the SleepSync™ platform, are regulated as medical devices and not otherwise subject to enforcement discretion, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations. If this occurs, we may be required to cease marketing or to recall our software products until we obtain the requisite clearances or approvals, and we may be subject to enforcement action. In addition, as we continue to update and improve our SleepSync™ platform, we are also continuing to integrate certain software functions we utilize for compliance, quality oversight and product surveillance into the SleepSync™ platform. As such, any enforcement action with respect to our SleepSync™ software platform, or any requirements for us to obtain clearances or approvals for our software applications would also affect the speed at which we could update and modify these systems, and in any case, would entail significant cost and could harm our reputation, business, financial condition, and results of operations.
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
We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. For example, in February 2024, the FDA issued a final rule to amend and replace the Quality System Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, establishes the “Quality Management System Regulation,” or QMSR, which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, and although our quality system is currently designed to comply with ISO standards in connection with our device certifications outside the United States, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR, once effective, or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations.
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
We are or may be subject to U.S. federal, state, and foreign laws and regulations which impose obligations on how we collect, store and process health-related and other personal information. Our actual or perceived failure to comply with such obligations could harm our business, operations, and financial condition. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.
In the conduct of our business, we process health-related and other personal information. The U.S. federal government, various states, and foreign governments have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information of individuals. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively "HIPAA"), imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of protected health information ("PHI"), including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI.
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services ("HHS"), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
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
We may also be subject to U.S. federal rules, regulations, and guidance concerning data security for medical devices, including guidance from the FDA. State privacy and security laws which govern the privacy, processing and protection of health-related and other personal information vary from state to state and, in some cases, can impose more restrictive requirements than U.S. federal law. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to individuals for certain misuses of personal information. For example, the California Consumer Privacy Act of 2018 (the "CCPA") went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (the "CPRA") generally went into effect on January 1, 2023 and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and additional compliance investment and potential business process changes may be required.
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, Washington State enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, in Europe, we are subject to the requirements of the GDPR (and national laws implementing the GDPR) because we are “established” in certain EU countries and we are processing personal data of individuals located in the EU and EEA in the context of these establishments, as well as offering of goods to, and/or monitoring the behavior of, individuals in the EU and EEA in connection with our clinical investigations. The GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data subject to the GDPR. If we do not comply with our obligations under the GDPR, we could be exposed to significant fines the greater of EUR 20 million or 4% of total global annual turnover for certain breaches. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses (SCCs) (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis.

We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contract clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, from January 1, 2021, we have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, under the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) which imposes separate but similar fines up to the greater of £17.5 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.
We are also subject to evolving EU and EEA privacy laws on cookies and e-marketing. In the EU and the UK, informed consent is required for the placement of certain cookie or similar technologies on an individual’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions and guidance are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State, and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of such technologies, as well as civil claims including class actions, and reputational damage.
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
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. In 2010, the Affordable Care Act (the "ACA") was enacted in the U.S., which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the ACA:
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
Our third-party manufacturers’ activities may involve the controlled storage, use and disposal of hazardous materials. Our manufacturers are subject to federal, state, local, and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe the safety procedures of our manufacturers for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our manufacturers’ use of these materials and interrupt their business operations which could adversely affect our business. Environmental laws and regulations could change or become more stringent over time, imposing greater compliance costs, and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our business, financial condition, and results of operations.
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
In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process, which is significantly stricter under the new Regulation, has experienced considerable delays in recent years. Despite a recent increase in designations, the current number of notified bodies designated under the new Regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This situation may impact the way we are conducting our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.
Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA, other regulatory authorities and notified bodies from conducting their regular inspections or audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
We own numerous issued patents and pending patent applications that relate to our system. As of December 31, 2023, we had rights to 80 issued U.S. patents, 55 issued foreign patents, 81 pending U.S. patent applications, and 79 pending foreign patent applications. Assuming all required fees are paid, issued U.S. patents owned by us will expire between 2029 and 2041.
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
We employ individuals who previously worked with other companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property or personal information, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We recognize the need to maintain the security and confidentiality of personal information, protected health information, and other confidential data that we collect and use in connection with our business, and the importance of assessing, identifying, and managing various cybersecurity risks that may impact our business. As such, we have implemented an information security program, which includes cybersecurity risk management measures intended to prevent, detect, and respond to malicious cyber activities and other security incidents that could adversely affect the confidentiality, integrity, or availability of our, or our customers’ information or information systems.
Our information security program is designed based on the National Institute of Standards and Technology (“NIST”) 800-53 framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST framework as a guide in designing and implementing our information security program.
As part of our enterprise risk management process, we assess the various cybersecurity risks that may impact our business and implement plans and initiatives that are intended to mitigate those risks.
Our information security program includes: (i) risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, software, and services; (ii) an information security team principally responsible for managing our (1) information security risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents; (iii) risk assessments and security tests, conducted internally and by external security and risk audit providers, as appropriate; (iv) new-hire and annual cybersecurity awareness training of our employees; (v) a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and (vi) third-party risk assessment procedures to review material third-party vendors and applications for information security.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor—Risks Related to Our Business—Failure of a key information technology system, process or site, cyberattacks, or other deficiencies in our cybersecurity could have an adverse effect on our business and operations.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight over our information security and technology risks, including our information security, cybersecurity and related risk management programs. The Audit Committee oversees management’s implementation of our information security program and receives periodic reports from management on our material cybersecurity risks. Additionally, management updates the Audit Committee, as necessary, regarding material cybersecurity incidents. The full Board receives quarterly updates from management on our information security program.
Our information security program is principally managed by our information security team, which is led by our Information Security Officer. Our Information Security Officer reports to our Vice President of Information Services, who has extensive experience with information technology governance, data management, and systems management, including managing information security and data privacy law compliance at large multinational companies. Our information security team includes professionals with deep professional experience and cybersecurity expertise, including our Information Security Officer. Such expertise includes applicable security and technology degrees and certifications held by information security team members, including degrees in computer science, cybersecurity, and systems engineering and management and security certifications such as COMP TIA Security+, COMP TIA Data+, and GIAC Security Essentials. We also augment our internal cybersecurity expertise by engaging security service organizations which provide 24x7 security operations centers.
Our information security team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through a variety of means, including briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. We also augment our internal cybersecurity expertise by engaging security service organizations which provide 24x7 security operations centers.

Item 2. Properties.
Our principal offices are located in Golden Valley, Minnesota, where we lease approximately 106,000 square feet of office space. We also lease warehouse space adjacent to our principal office. We lease these spaces under non-cancelable operating lease agreements that expire May 31, 2035, with options to renew for two additional periods of five years each. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.
From time to time we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
The information contained in “Note 11 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NYSE under the symbol “INSP."
Holders
As of February 1, 2024, there were approximately 12 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
None.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment Select Industry Index and (ii) the NYSE Composite from December 31, 2018 through December 31, 2023. The graph assumes an investment of $100 in our common stock at market close on December 31, 2018 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		December 31,
Stock or Index	Ticker	2018	2019	2020	2021	2022	2023
Inspire	INSP	$100.00	$175.64	$445.18	$544.52	$596.17	$481.49
NYSE Composite	NYA	100.00	122.32	127.70	150.90	133.50	148.17
S&P Healthcare Equipment Select	SPSIHE	100.00	122.40	162.59	167.98	128.44	120.78

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of February 9, 2024, we have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met. Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
The procedures performed to implant, revise, or explant our device are described for billing purposes in the U.S. with Category I Current Procedural Terminology (“CPT”) codes (64582, 64583, and 64584, respectively). A Category I code (42975) is also used for Drug-Induced Sleep Endoscopy ("DISE") to evaluate sleep disordered breathing, which may be a necessary procedure to determine which patients are appropriate for Inspire therapy. The Medicare national average 2024 payment to implant our device in a hospital outpatient site of service is $29,586, an increase of 1% from the 2023 rate. The 2024 Medicare national average ASC reimbursement is $24,847, a decrease of 1% from the 2023 rate. The 2024 Medicare national average physician reimbursement is $823 for implantation of a hypoglossal nerve stimulator, a 6% decrease over the 2023 payment. The reimbursement for the DISE procedure in the hospital setting is $1,617, an 803% increase over the prior year amount. In the ASC setting, the reimbursement for the DISE procedure is $757, a 714% increase from the 2023 amount. The 2024 Medicare national average physician reimbursement for the DISE procedure is $95, a 2% decrease over the prior year amount.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
For the year ended December 31, 2023, 97.0% of our revenue was derived in the U.S. and 3.0% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We have experienced and continue to experience supply disruptions that began during the COVID-19 pandemic, but to date we have managed to avoid major delays in implant procedures due to those issues. During the third quarter of 2023, we also began experiencing an inventory supply issue related to our polyurethane-based stimulation leads, one component of the Inspire system currently used only in the European market. In 2022, the FDA approved our silicone-based stimulation and sensing leads in the U.S., which replaced the polyurethane versions of the leads, and we stopped manufacturing polyurethane leads. We applied for European Union ("EU") Medical Devices Regulation ("MDR") approval in December 2021, which we expect to obtain in the second quarter of 2024, following delays in the process. In the interim, we received derogation approval from the Dutch, German, Swiss, and Belgian national competent authorities allowing us to place the silicone-based leads on the market in those countries until various dates in 2024 or until we receive certification under the EU MDR, whichever occurs first. We are also pursuing derogation in other European states, however, we cannot be certain that other national competent authorities will grant a derogation similar to the above-mentioned authorities. Until we obtain certification under the EU MDR, silicone leads may only be sold in the EU members states that have granted derogation. Polyurethane-based leads are the only leads that may be sold in the EU members states that have not granted derogation, and the polyurethane stimulation lead is in low supply. During the fourth quarter of 2023 and extending into early 2024, the delay in certification and the shortage of polyurethane-based stimulation leads caused delays to implant procedures which adversely affected our business in the EU, including a reduction in our European revenue, and thereby our consolidated revenue. We estimate the impact on our revenue during the fourth quarter of 2023 was approximately $4 million. We continue to expect delays to implant procedures, and therefore reductions to our revenue, however, to a lesser extent than in prior year periods as a result of the derogations received thus far, and we believe would be further improved if we receive certification under the EU MDR.
We typically seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. For example, during 2022, we recorded a charge of $2.8 million for obsolete inventory and component parts related to product introductions, including the new silicone leads and the Bluetooth®-enabled patient remote.
In the U.S., our products are shipped directly to our U.S. customers and to our Singapore and Hong Kong distributors on a purchase order basis, primarily by a third-party vendor with a facility in Tennessee, although we do ship some products from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by a third-party vendor with a facility located in the Netherlands, and warehousing and shipping operations for our Japanese customers are handled by a third-party with a facility in Japan. Customers do not have the right to return a non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the year ended December 31, 2023, we generated revenue of $624.8 million with a gross margin of 84.5% and a net loss of $21.2 million, compared to revenue of $407.9 million with a gross margin of 83.8% and a net loss of $44.9 million for the year ended December 31, 2022, and revenue of $233.4 million with a gross margin of 85.7% and a net loss of $42.0 million for the year ended December 31, 2021. Our accumulated deficit as of December 31, 2023 was $345.4 million.

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
Our direct-to-consumer marketing includes the use of social media platforms such as Facebook, Google ad placements, and radio and television commercials. In January 2022, we purchased our first national television advertising spots and began airing new TV commercials, and in March 2023, we began airing additional new television commercials. The objective of this outreach is to bring patients to our website, where they can find educational materials and videos on sleep apnea and the use and benefits of our Inspire therapy, contact information for physicians and clinical sites, and information regarding community awareness events. Further, our team leverages the Inspire Sleep app for patient education. We plan to continue to refine our approach to direct-to-consumer outreach, including increasing attention to digital advertising directed towards qualified patients. We expect to maintain our level of direct-to-consumer activities.
We have a call center which we refer to as the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. In 2022, we initiated a digital scheduling pilot program to facilitate and streamline patient access to care. We plan to continue to enhance this scheduling capability during 2024.
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S. and European sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and in Europe. During 2023, we activated 280 U.S. centers bringing the total to 1,180 U.S. medical centers implanting Inspire therapy as of December 31, 2023. Additionally, we created 62 new U.S. sales territories during 2023, bringing the total to 287 U.S. territories as of December 31, 2023.
During 2023, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, continued to gain popularity as a weight-loss drug. OSA is a multifactorial disease with many independent factors including age, gender, weight, and neck circumference. Inspire is designed to address anteroposterior airway collapse, also known as tongue-based collapse. Additionally, patients with a higher BMI are subject to a larger neck circumference and present predominantly with lateral-wall collapse. A combination of tongue-based collapse and lateral-wall collapse is identified as a complete concentric collapse of the upper airway. Inspire is contraindicated for complete concentric collapse. While weight loss may help reduce a patient’s Apnea-Hypopnea Index and other OSA symptoms, we have seen from numerous studies that weight loss alone will not resolve OSA for the vast majority of patients. We expect GLP-1s may help patients address their lateral wall collapse, making them a potential candidate for Inspire therapy to the extent they also have tongue-based collapse. Based on our ongoing ADHERE patient registry, the average BMI of patients treated with Inspire therapy is 29 and the American Academy of Sleep Medicine guidelines recommend weight loss prior to surgery for patients with BMI over 35 and nonsurgical solutions for patients with BMI over 40. Therefore, we do not believe there is not a significant overlap between the Inspire patient population and the patient population being treated with GLP-1s today. While we cannot quantify the impact, we believe that there could be a benefit to our business as a result of GLP-1s, although there can be no assurance of such benefit. If GLP-1s are successful in treating OSA in an indication for which Inspire therapy is approved, demand for our Inspire system could be reduced.

Macroeconomic Environment
The global economy continues to experience increased inflationary pressures which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor, international conflicts and terrorism, and weakening foreign currency exchange rates are creating additional economic challenges. These conditions may cause our customers to decrease or delay orders for our products.
Our inventory on-hand has been constrained by the continuing supply chain challenges and component shortages, although the supply chain constraints eased somewhat throughout 2023. As mentioned above, not having received EU MDR approval of our silicone-based leads which resulted in shortages of polyurethane-based leads, we have experienced and may continue experience to cause delays to implant procedures and a reduction in our European revenue.
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
Our revenue has fluctuated, and may continue to fluctuate, from quarter to quarter due to a variety of factors. For example, we have historically experienced seasonality in our first and fourth quarters and have experienced adverse impacts on our revenue due to the COVID-19 pandemic and foreign currency exchange rates. In addition, in the three months ended September 30, 2023, we believe our revenue growth was adversely impacted by certain changes to the assistance that we provide to patients in connection with their seeking prior authorization approval prior to treatment, as well as lack of ENT surgeon capacity. While we believe the impact caused by the changes to the assistance that we provide in connection with prior authorizations has improved, ENT surgeon capacity challenges remain. If such impacts continue, our revenue growth may be further adversely impacted.
Our business has grown rapidly in recent years, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined in recent periods, and it may continue to do so as a result of the difficulty of maintaining growth rates as our revenues increase to higher levels.
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
Our gross margin in the second half of 2022 was lower than in previous periods primarily due to inventory obsolescence charges associated with product introductions, additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads, and higher costs of certain component parts which were impacted by supply chain issues. In 2024, we expect gross margins to be in the range of 83% to 85%.
Research and Development Expenses
Research and development expenses consist primarily of product development, engineering, clinical studies to develop and support our products, regulatory expenses, quality assurance, testing, consulting services, prelaunch inventory, and other costs associated with the next generation versions of the Inspire system and SleepSync™, a cloud-based patient management system. These expenses include employee compensation, including stock-based compensation, supplies, materials, consulting, and travel expenses related to research and development programs. Additionally, these expenses include clinical study management, payments to clinical investigators, data management and travel expenses for our various clinical studies.
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and we also expect future economic benefit from the sales of the product candidate to be realized.
We expect research and development expenses to increase in the future as we develop next generation versions of our Inspire system and SleepSync™ and continue to expand our clinical studies to further expand positive coverage policies from private commercial payors in the U.S. and enter into new markets including additional European countries and the Asia Pacific region. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.
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
We expect SG&A expenses to continue to increase as we expand our commercial infrastructure to both drive and support our planned growth in revenue and as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance, legal, and human resources personnel and information technology services. Additionally, we anticipate an increase in our stock-based compensation expense with grants of stock options, restricted stock units, performance stock units, and shares of our common stock purchased pursuant to our employee stock purchase plan.
Other (Income) Expense, Net
Other (income) expense consists primarily of interest and dividend income, interest expense under our former credit facility, the impacts of foreign currency transactions and remeasurements, and gains and losses on investments.

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$624,799	$407,856	$216,943	53.2%
Cost of goods sold	96,576	66,115	30,461	46.1%
Gross profit	528,223	341,741	186,482	54.6%
Gross margin	84.5%	83.8%
Operating expenses:
Research and development	116,536	68,645	47,891	69.8%
Selling, general and administrative	451,958	320,688	131,270	40.9%
Total operating expenses	568,494	389,333	179,161	46.0%
Operating loss	(40,271)	(47,592)	7,321	(15.4)%
Other income, net	(20,365)	(3,324)	(17,041)	512.7%
Loss before income taxes	(19,906)	(44,268)	24,362	(55.0)%
Income taxes	1,247	613	634	103.4%
Net loss	$(21,153)	$(44,881)	$23,728	(52.9)%
Revenue
Revenue increased $216.9 million, or 53.2%, to $624.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. These results reflect an increase in sales of our Inspire system of $211.3 million in the U.S. and an increase of $5.6 million outside of the U.S. Overall revenue growth was primarily due to increased market penetration in existing territories, expansion into new territories, and, we believe, increased physician and patient awareness of our Inspire system, and to a lesser extent, a list price increase that began to impact some customers in May 2022, partially offset by ENT surgeon capacity constraints and reduced procedures as a result of the polyurethane-based lead shortage in Europe and the factors described under "Components of our Results of Operations - Revenue" above.
Revenue information by region is summarized as follows:

	Year Ended December 31,
	2023		2022		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$606,178	97.0%	$394,833	96.8%	$211,345	53.5%
All other countries	18,621	3.0%	13,023	3.2%	5,598	43.0%
Total revenue	$624,799	100.0%	$407,856	100.0%	$216,943	53.2%
Revenue generated in the U.S. was $606.2 million for the year ended December 31, 2023, an increase of $211.3 million, or 53.5%, over the year ended December 31, 2022. Revenue growth in the U.S. was primarily due to increased market penetration in existing territories, the expansion into new territories, and, we believe, increased physician and patient awareness of our Inspire system and, to a lesser extent, a list price increase that began to impact some U.S. customers in May 2022.
Revenue generated outside of the U.S. was $18.6 million in the year ended December 31, 2023, an increase of $5.6 million, or 43.0%, over the year ended December 31, 2022. Revenue growth was primarily due to increased market penetration in existing territories, the expansion of our European sales representatives into new territories, increased sales in the Asia Pacific region, and, we believe, increased physician and patient awareness of our Inspire system. As noted above, during the fourth quarter of 2023, not having received EU MDR certification of our silicone-based stimulation lead and the resulting shortage of polyurethane-based stimulation leads had an estimated adverse impact on European revenue of approximately $4 million.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $30.5 million, or 46.1%, to $96.6 million for the year ended December 31, 2023 compared to $66.1 million for the year ended December 31, 2022. The increase was primarily due to product costs associated with higher sales volume of our Inspire system, additional manufacturing costs of sensors and lower yields prior to process enhancements, additional costs associated with an isolated production issue at a supplier, and higher costs of certain component parts.
Gross margin was 84.5% for the year ended December 31, 2023 compared to 83.8% for the year ended December 31, 2022. Gross margin for the year ended December 31, 2023 was higher than the previous year primarily due to $2.8 million of inventory obsolescence charges taken during 2022 associated with new product introductions, which lowered the gross margin during that period. Gross margin for the year ended December 31, 2023 was negatively impacted by additional manufacturing costs of sensors and lower yields prior to process enhancements, additional costs associated with an isolated production issue at a supplier, and higher costs of certain component parts, partially offset by the price increase that began taking effect for some U.S. customers in May 2022.
Research and Development Expenses
Research and development expenses increased $47.9 million, or 69.8%, to $116.5 million for the year ended December 31, 2023 compared to $68.6 million for the year ended December 31, 2022. This change was primarily due to an increase of $21.7 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense and $20.8 million of incremental ongoing research and development costs, including ongoing development of the SleepSync™ platform and the next generation Inspire neurostimulator and physician programmer. The change also includes an increase of $5.2 million of prelaunch inventory expense related to our next generation Inspire neurostimulator, and an increase of $0.2 million in clinical studies expenses and quality compliance audit fees.
Selling, General and Administrative Expenses
SG&A expenses increased $131.3 million, or 40.9%, to $452.0 million for the year ended December 31, 2023 compared to $320.7 million for the year ended December 31, 2022. The primary driver of this change was an increase of $75.7 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $36.3 million, primarily consisting of direct-to-consumer initiatives, including new national TV advertisements, which began airing in March 2023, and the expansion of our Advisor Care Program call center. Other drivers of the change to SG&A expenses included an increase in travel expenses of $7.8 million and an increase in general corporate costs of $11.5 million primarily due to consulting fees, computer equipment and software, legal fees, bank fees, bad debt expense, and office rent expense.
Other (Income) Expense, Net
Other (income) expense, net changed by $17.1 million, or 512.7%, to $20.4 million of income for the year ended December 31, 2023 compared to $3.3 million of income for the year ended December 31, 2022. This change was due to an increase of $15.5 million in interest and dividend income due to higher interest rates on our higher cash, cash equivalents, and investment balances, and a decrease of $1.7 million in interest expense due to the early termination of our credit facility, partially offset by a $0.1 million change in foreign currency translation and remeasurement gains due to exchange rates.

Income Taxes
We recorded a provision for income taxes of $1.2 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. This change was primarily due to an increase of $0.3 million in state and local taxes, as well as $0.3 million in foreign taxes.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For a discussion of our results of operations for the year ended December 31, 2022, including a year-to-year comparison between 2022 and 2021, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents and available-for-sale debt securities of $469.5 million, an increase of $18.1 million from $451.4 million as of December 31, 2022. Working capital totaled $515.6 million as of December 31, 2023, an increase of $46.8 million from December 31, 2022. We define working capital as current assets less current liabilities. The increase in working capital was primarily due to the following factors:
•an increase of $9.0 million in cash and cash equivalents and short-term available for sale investments due primarily to sales of the Inspire system, proceeds from the exercise of stock options, and interest and dividend income;
•an increase of $28.7 million in accounts receivable due to higher sales which occurred during the fourth quarter of 2023;
•an increase of $22.0 million in inventory balances which increased as supply chain issues ease; and
•an increase of $4.1 million in prepaid expense and other current assets which increased primarily due to miscellaneous prepaid expenses and interest income receivable.
The increase in working capital was offset by the following factors:
•an increase of $12.0 million in accounts payable, generally due to our business volume and headcount growth from the prior year; and
•an increase of $4.9 million in accrued expenses which increased primarily due to compensation and personnel-related costs.
We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital have included sales of our Inspire system and registered offerings of our common stock. In August 2022, we completed a follow-on offering that included our offer and sale of 1,150,000 shares of common stock at a public offering price of $215.00 per share. We received net proceeds of approximately $243.8 million after deducting underwriting discounts, commissions, and offering expenses. During the quarter ended September 30, 2022, we repaid all amounts outstanding under our former credit facility. See Note 4 to our audited financial statements for additional information on our previous credit facility.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At December 31, 2023, we had $146.2 million in money market funds, $243.6 million in U.S. government securities, and $40.4 million in corporate debt securities, certificates of deposit, commercial paper, and asset-asset-backed securities. See Note 2 to our audited financial statements for additional information on our investments.
In 2023, our R&D and SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases during 2024. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in 2024, primarily related to the ongoing development of the SleepSync™ platform and next generation products.
We spent $23.6 million on purchases of property and equipment in 2023, mainly on testing systems and production equipment for our next generation Inspire system, our SleepSync™ platform, computer hardware and software, and leasehold improvements. We anticipate further capital expenditures in 2024, primarily for additional production equipment and our SleepSync™ platform, computer hardware and software, and leasehold improvements on our corporate office buildings.
We believe that our existing cash and cash equivalents and available for sale investments, which totaled $469.5 million as of December 31, 2023, together with cash flows from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.
Beyond the next 12 months, our cash requirements will depend extensively on the timing of market introduction, and extent of market acceptance of, our Inspire system. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry and expansion into new markets such as Hong Kong and Australia, whether we make strategic acquisitions, and competition. We cannot accurately predict our long-term cash requirements at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition. We may seek additional sources of liquidity and capital resources through equity or debt financings, such as additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.
Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of December 31, 2023.

	As of December 31, 2023
($ in thousands)	Total	Fiscal 2024	After Fiscal 2024
Recorded contractual obligations:
Operating leases(1)	$35,089	$(3,582)	$38,671
Unrecorded contractual obligations:
Purchase obligations(2)	91,375	91,375	—
Total	$126,464	$87,793	$38,671
(1) See Note 3 to our audited consolidated financial statements.
(2) Primarily purchase obligations to suppliers for inventory.
As of December 31, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$24,653	$11,569
Investing activities	(294,822)	(19,596)
Financing activities	13,950	235,077
Effect of exchange rate on cash	164	75
(Decrease) increase in cash and cash equivalents	$(256,055)	$227,125

Operating Activities
Net cash provided by operating activities was $24.7 million for 2023 and consisted of a net loss of $21.2 million, non-cash charges of $86.6 million, and a decrease in net operating assets of $40.8 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options, restricted stock units, and performance stock units to a greater number of employees at a higher fair market value. The remainder of the non-cash charges included depreciation and amortization expense which increased with additional purchases of property and equipment, accretion of investment discount due to higher investment balances, non-cash lease expense, stock issued for services rendered, and other, net. Operating assets include inventories, which increased as supply chain constraints eased, and accounts receivable, which increased due to higher sales volume. Operating assets also include prepaid expenses and other current assets, which increased primarily due to various prepaid expenses and interest income receivable. Operating liabilities include accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, and accrued expenses, which increased primarily due to compensation and personnel-related costs.
Net cash provided by operating activities was $11.6 million for 2022 and consisted of a net loss of $44.9 million, non-cash charges of $54.6 million, and a decrease in net operating assets of $1.8 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more stock options and restricted stock units to more employees at a higher fair market value, as well as the introduction of performance stock unit grants. The remainder of the non-cash charges included depreciation and amortization, non-cash lease expense, stock issued for services rendered, and other, net. Operating assets includes accounts receivable which increased due to higher sales, and to a lesser extent prepaid expenses and other current assets. Operating assets also includes inventories, which decreased primarily due to increased sales demand and supply chain constraints. Operating liabilities includes accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, and accrued expenses, which increased primarily due to compensation and personnel-related costs.
Investing Activities
Net cash used in investing activities for 2023 was $294.8 million and consisted primarily of the purchase of investments of $281.2 million, partially offset by $10.2 million of proceeds from sales or maturities of investments. Investing activities also included purchases of property and equipment of $23.6 million, mainly for testing systems and production equipment for our next generation Inspire system, our SleepSync™ platform, computer hardware and software, and leasehold improvements, as well as the purchase of strategic investments of $0.3 million.
Net cash used in investing activities for 2022 was $19.6 million and consisted of the purchase of strategic investments of $10.5 million and the purchases of property and equipment, net of $9.1 million, mainly for testing systems, production equipment, and leasehold improvements on our corporate office.

Financing Activities
Net cash provided by financing activities was $14.0 million for 2023 and consisted primarily of proceeds from the exercise of stock options of $25.8 million and proceeds from the issuance of common stock from our employee stock purchase plan of $5.3 million, partially offset by $17.2 million of taxes paid on net share settlement of equity awards.
Net cash provided by financing activities was $235.1 million for 2022 and consisted primarily of proceeds from the offering of common stock of $243.8 million, as well as proceeds from the exercise of stock options of $12.1 million, and proceeds from the issuance of common stock from our employee stock purchase plan of $3.7 million, partially offset by $24.5 million in payments on our long-term debt obligation, which we prepaid in August 2022, and less than $0.1 million of taxes paid on net share settlement of equity awards.
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
The following areas require management estimates, assumptions, and judgments:
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. We estimate the recoverability of our inventory by reference to internal estimates of future demands, introduction of new products, and product life cycles, including expiration of inventory prior to sale. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results. Likewise, the timing of FDA approval of a next generation product, if granted, could have a significant impact on the carrying value of the inventory of our previous generation product, and therefore our reported operating results. During 2022, we recorded a $1.8 million inventory reserve related to product introductions, including the new silicone leads and the Bluetooth®-enabled patient remote. The net inventory balance was $33.9 million and $11.9 million as of December 31, 2023 and 2022, respectively. The reserve for excess and obsolete inventory was $2.4 million and $2.7 million as of December 31, 2023 and 2022, respectively.
Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of performance stock units ("PSUs"), and during 2022 and 2023, we granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the three-year periods ending December 31, 2024 and 2025, respectively. Management expectations related to the achievement of the performance goals associated with PSU grants is assessed each reporting period, which determines the amount of stock-based compensation expense recorded during the period. The number of shares earned at the end of the three-year periods will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance goals are not met, no shares will be earned. If 200% of the PSUs outstanding as of December 31, 2023 are ultimately earned, the total stock-based compensation expense recognized over the three-year period ending December 31, 2024 will be $83.9 million. If the performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the grant will be reversed which will impact our operating results.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our financial statements contained in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% change in interest rates would have impacted interest and dividend income on our consolidated financial statements by approximately $3.1 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.
Credit Risk
As of December 31, 2023 and 2022, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits. Market conditions can impact the viability of institutions where our cash is held. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals and ASCs in the U.S. and Europe, primarily in Germany. We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms, and dispersion of our customer base. We generally do not require collateral, and losses on accounts receivable have historically not been significant. No single customer represented more than 10% of our accounts receivable as of December 31, 2023 or 2022.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inspire Medical Systems, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2024 expressed an unqualified opinion thereon.
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

Inventory valuation reserves
Description of the Matter
At December 31, 2023, the Company’s net inventory balance was $33.9 million. As explained in Note 2 to the financial statements, the determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions.
Auditing management’s estimate for excess and obsolete inventory involved subjective auditor judgment because of the assumptions and judgments used to calculate the inventory valuation reserve, including consideration of the timing of the introduction of new products and current market conditions. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including forecasted customer demand, technological and/or market obsolescence, introduction of new products, and possible alternative uses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to determine the amount of the Company’s reserve for excess and obsolete inventory. This included controls over the Company’s review of the significant assumptions underlying the reserve estimate.
To test the adequacy of the Company's inventory valuation reserve, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the estimation calculations and evaluating significant assumptions, specifically forecasted customer demand, technological and/or market obsolescence, introduction of new products and possible alternative uses. We evaluated management’s ability to accurately estimate the amount of excess and obsolete inventory by comparing actual inventory write-off activity in recent years to management’s prior year estimates of the inventory valuation reserve. We also audited management’s calculation of the inventory valuation reserve by testing the mathematical accuracy of the Company’s reserve calculation.

We have served as the Company's auditor since 2015.
/s/Ernst & Young LLP

Minneapolis, Minnesota
February 9, 2024

Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$185,537	$441,592
Investments, short-term	274,838	9,821
Accounts receivable, net of allowance for credit losses of $1,648 and $36, respectively	89,884	61,228
Inventories, net	33,885	11,886
Prepaid expenses and other current assets	9,595	5,505
Total current assets	593,739	530,032
Investments, long-term	9,143	—
Property and equipment, net	39,984	17,249
Operating lease right-of-use assets	22,667	6,880
Other non-current assets	11,278	10,715
Total assets	$676,811	$564,876
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$38,839	$26,847
Accrued expenses	39,266	34,339
Total current liabilities	78,105	61,186
Operating lease liabilities, non-current portion	24,846	7,536
Other non-current liabilities	1,346	146
Total liabilities	104,297	68,868
Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares authorized; 29,560,464 and 29,008,368 shares issued and outstanding at December 31, 2023 and 2022, respectively	30	29
Additional paid-in capital	917,107	820,335
Accumulated other comprehensive income (loss)	800	(86)
Accumulated deficit	(345,423)	(324,270)
Total stockholders' equity	572,514	496,008
Total liabilities and stockholders' equity	$676,811	$564,876

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$624,799	$407,856	$233,394
Cost of goods sold	96,576	66,115	33,279
Gross profit	528,223	341,741	200,115
Operating expenses:
Research and development	116,536	68,645	37,350
Selling, general and administrative	451,958	320,688	202,615
Total operating expenses	568,494	389,333	239,965
Operating loss	(40,271)	(47,592)	(39,850)
Other expense (income):
Interest and dividend income	(20,560)	(5,050)	(125)
Interest expense	—	1,677	2,128
Other expense, net	195	49	117
Total other (income) expense	(20,365)	(3,324)	2,120
Loss before income taxes	(19,906)	(44,268)	(41,970)
Income taxes	1,247	613	72
Net loss	(21,153)	(44,881)	(42,042)
Other comprehensive loss:
Foreign currency translation gain	140	89	—
Unrealized gain (loss) on investments	746	(120)	(84)
Total comprehensive loss	$(20,267)	$(44,912)	$(42,126)
Net loss per share, basic and diluted	$(0.72)	$(1.60)	$(1.54)
Weighted average common shares used to compute net loss per share, basic and diluted	29,302,154	28,071,748	27,262,979

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	27,069,276	27	467,038	29	(237,347)	229,747
Stock options exercised	323,860	—	11,476	—	—	11,476
Issuance of common stock	1,463	—	301	—	—	301
Issuance of common stock for employee stock purchase plan	21,507	—	3,472	—	—	3,472
Stock-based compensation expense	—	—	26,178	—	—	26,178
Other comprehensive loss	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(42,042)	(42,042)
Balance at December 31, 2021	27,416,106	27	508,465	(55)	(279,389)	229,048
Stock options exercised	416,602	1	12,080	—	—	12,081
Vesting of restricted stock units	569	—	—	—	—	—
Shares held for tax withholdings	(205)	—	(43)	—	—	(43)
Issuance of common stock	1,587	—	325	—	—	325
Sale of common stock from follow-on public offering, net of offering expenses	1,150,000	1	243,800	—	—	243,801
Issuance of common stock for employee stock purchase plan	23,709	—	3,738	—	—	3,738
Stock-based compensation expense	—	—	51,970	—	—	51,970
Other comprehensive loss	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(44,881)	(44,881)
Balance at December 31, 2022	29,008,368	$29	$820,335	$(86)	$(324,270)	$496,008
Stock options exercised	595,188	1	25,808	—	—	25,809
Vesting of restricted stock units	40,915	—	—	—	—	—
Shares held for tax withholdings	(113,062)	—	(17,158)	—	—	(17,158)
Issuance of common stock	1,575	—	353	—	—	353
Issuance of common stock for employee stock purchase plan	27,480	—	5,299	—	—	5,299
Stock-based compensation expense	—	—	82,470	—	—	82,470
Other comprehensive income	—	—	—	886	—	886
Net loss	—	—	—	—	(21,153)	(21,153)
Balance at December 31, 2023	29,560,464	$30	$917,107	$800	$(345,423)	$572,514

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(21,153)	$(44,881)	$(42,042)
Adjustments to reconcile net loss:
Depreciation and amortization	2,846	1,858	1,218
(Accretion) amortization of investment (discount) premium	(2,469)	(4)	14
Non-cash lease expense	1,400	1,040	771
Stock-based compensation expense	82,470	51,970	26,178
Non-cash stock issuance for services rendered	353	325	301
Other, net	1,987	(549)	296
Changes in operating assets and liabilities:
Accounts receivable	(30,218)	(27,017)	(9,244)
Inventories	(21,999)	5,345	(8,752)
Prepaid expenses and other assets	(4,758)	(2,815)	(696)
Accounts payable	9,296	14,355	4,779
Accrued expenses and other liabilities	6,898	11,942	7,058
Net cash provided by (used in) operating activities	24,653	11,569	(20,119)
Investing activities
Purchases of property and equipment	(23,629)	(9,096)	(4,668)
Purchases of investments	(281,189)	—	(9,993)
Proceeds from sales or maturities of investments	10,246	—	43,800
Purchases of strategic investments	(250)	(10,500)	—
Net cash (used in) provided by investing activities	(294,822)	(19,596)	29,139
Financing activities
Payments on long-term debt obligation	—	(24,500)	—
Proceeds from the exercise of stock options	25,809	12,081	11,476
Proceeds from sale of common stock	—	243,801	—
Payment of taxes on net share settlement of equity awards	(17,158)	(43)	—
Proceeds from the issuance of common stock from employee stock purchase plan	5,299	3,738	3,472
Net cash provided by financing activities	13,950	235,077	14,948
Effect of exchange rate on cash	164	75	(19)
(Decrease) increase in cash and cash equivalents	(256,055)	227,125	23,949
Cash and cash equivalents at beginning of year	441,592	214,467	190,518
Cash and cash equivalents at end of year	$185,537	$441,592	$214,467
Supplemental cash flow information
Cash paid for interest	$—	$2,321	$1,888
Property and equipment included in accounts payable and accrued expenses	4,018	2,067	274

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only United States ("U.S.") Food and Drug Administration ("FDA") approved neurostimulation technology that provides a safe and effective treatment for moderate to severe OSA. Inspire therapy received premarket approval ("PMA") from the FDA in 2014 and has been commercially available in certain European markets since 2011 and certain Asia Pacific markets since 2021.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the year ended December 31, 2023 are not necessarily indicative of the operating results for any future periods.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. We use significant judgment when making estimates related to the inventory reserves and stock-based awards. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiaries have functional currency in Euro and Yen. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Sales and expenses denominated in foreign currencies are translated at exchange rates

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

in effect on the date of the transaction. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other expense, net in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023 and 2022, we recognized a total of $0.2 million and $0.1 million of losses, net, respectively. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive loss within stockholders' equity in the consolidated balance sheets. We had $0.2 million and $0.1 million of unrecognized gain in our accumulated other comprehensive loss balance as of December 31, 2023 and 2022, respectively.
Investments
Our investments are classified as available-for-sale and consist of the following:

	December 31, 2023
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$2,950	$1	$—	$2,951
Corporate debt securities	30,154	61	—	30,215
Certificates of deposit	2,953	15	—	2,968
U.S. treasury debt securities	238,237	467	—	238,704
Short-term investments	$274,294	$544	$—	$274,838
Long-Term:
Corporate debt securities	$3,109	$13	$—	$3,122
Asset-backed securities	1,170	1	—	1,171
U.S. treasury debt securities	4,838	12	—	4,850
Long-term investments	$9,117	$26	$—	$9,143

	December 31, 2022
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
U.S. treasury debt securities	$9,998	$—	$(177)	$9,821
Short-term investments	$9,998	$—	$(177)	$9,821
Investments are classified as available-for-sale and are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income (loss) within stockholders' equity. We had $0.6 million of unrecognized gain and $0.2 million of unrecognized loss in our accumulated other comprehensive income (loss) balance at December 31, 2023 and 2022, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense, net in the consolidated statements of operations and comprehensive loss. For both of the years ended December 31, 2023 and 2022, we recognized $0 of gains, net.
As of December 31, 2023, we had no investments with a contractual maturity of greater than three years. Currently, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of December 31, 2023. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

intent to hold the investment until a forecasted recovery occurs. Expected credit losses, not to exceed the amount of the unrealized loss, are recorded as an allowance through other expense, net in the consolidated statements of operations and comprehensive loss. The total allowance for credit losses was $0 at both December 31, 2023 and 2022.
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
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of December 31, 2023 and 2022. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	December 31, 2023
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$146,217	$146,217	$—	$—
Total cash equivalents	146,217	146,217	—	—
Investments:
Commercial paper	$2,951	$—	$2,951	$—
Corporate debt securities	33,337	—	33,337	—
Certificates of deposit	2,968	—	2,968	—
Asset-backed securities	1,171	—	1,171	—
U.S. government securities	243,554	243,554	—	—
Total investments	283,981	243,554	40,427	—
Total cash equivalents and investments	$430,198	$389,771	$40,427	$—

	Fair Value Measurements as of
	December 31, 2022
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$390,846	$390,846	$—	$—
Total cash equivalents	390,846	390,846	—	—
Investments:
U.S. government securities	9,821	9,821	—	—
Total investments	9,821	9,821	—	—
Total cash equivalents and investments	$400,667	$400,667	$—	$—
There were no transfers between levels during the years ended December 31, 2023 and 2022.
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. However, as of December 31, 2023 and 2022, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Each reporting period, we estimate the credit loss related to accounts receivable based on a migration analysis of accounts grouped by individual receivables delinquency status and apply our historic loss rate adjusted for management's assumption of future market conditions. Any change in the allowance from new receivables acquired or changes due to credit deterioration on previously existing receivables is recorded in selling, general and administrative expenses. Write-offs of receivables considered uncollectible are deducted from the allowance. Specific accounts receivable are written-off once a determination is made that the amount is uncollectible. The write-off is recorded in the period in which the account receivable is deemed uncollectible. Recoveries are recognized when received and as a direct credit to earnings or as a reduction to the allowance for credit losses (which would indirectly reduce the loss by decreasing bad debt expense).
The following table presents the changes in the allowance for credit losses related to accounts receivable:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$36	$99	$42
Charges (credits) to the allowance, net	1,622	(13)	57
Accounts written off, net of recoveries	(10)	(50)	—
Balance at the end of the period	$1,648	$36	$99
The increase in charges to the allowance during the year ended December 31, 2023 relate primarily to accounts receivable with two healthcare systems.
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis, and consisted of the following:

	December 31,
	2023	2022
Raw materials	$6,115	$5,645
Finished goods	27,770	6,241
Total inventories, net of reserves	$33,885	$11,886
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized.
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. During the year ended December 31, 2022, we recorded a $1.8 million inventory reserve related to product introductions, including the new silicone-based leads and the Bluetooth®-enabled patient remote. The reserve for excess and obsolete inventory was $2.4 million and $2.7 million as of December 31, 2023 and 2022, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	December 31,
	2023	2022
Computer equipment and software	$2,601	$1,729
Manufacturing equipment	7,245	5,974
Other equipment	1,842	535
Leasehold improvements	2,356	2,064
Construction in process	33,211	11,857
Property and equipment, cost	47,255	22,159
Less: accumulated depreciation and amortization	(7,271)	(4,910)
Property and equipment, net	$39,984	$17,249
Construction in process is comprised primarily of production equipment. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $2.8 million, $1.9 million, and $1.2 million during the years ended December 31, 2023, 2022, and 2021, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $10.4 million and $10.5 million as of December 31, 2023 and 2022, respectively. We recognized an impairment charge of $0.4 million during the year ended December 31, 2023 due to a deterioration in the performance and quality of one of the equity securities that had an original carrying amount of $0.8 million. There was no adjustment to the carrying amounts during the year ended December 31, 2022.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment, operating lease right-of-use assets, and strategic investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets, other than the $0.4 million discussed above in the Strategic Investments section, during the years ended December 31, 2023, 2022, or 2021.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2023	2022
Payroll related	$33,875	$30,398
Product warranty liability	1,100	920
Operating lease liabilities, current portion	—	1,336
Other accrued expenses	4,291	1,685
Total accrued expenses	$39,266	$34,339
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$920	$468	$159
Provisions for warranty	912	798	576
Settlements of warranty claims	(732)	(346)	(267)
Balance at the end of the period	$1,100	$920	$468
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
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized. Prelaunch inventory expenses were $5.2 million and $0 during the years ended December 31, 2023 and 2022, respectively.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $100.3 million, $74.3 million, and $47.8 million during the years ended December 31, 2023, 2022, and 2021, respectively.
Leases
Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expenses, and operating lease liabilities – non-current portion in our consolidated balance sheets. ROU assets represent our right to use an

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of our incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments, and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our consolidated balance sheets.
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
Purchase Commitments
As of December 31, 2023, we had purchase commitments to suppliers for purchases totaling $91.4 million.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. This authoritative guidance will be effective for us in fiscal

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

2025 for annual periods and in the first quarter of fiscal 2026 for interim periods, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for us in fiscal 2025, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We are evaluating the impact of the standard on our income tax disclosures.
We have reviewed and considered all other recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

3. Leases
We lease office space for our corporate headquarters under a non-cancelable operating lease. The corporate office leases were amended in May 2023 to increase the total space leased to approximately 106,000 square feet and to extend the noncancellable lease term through May 31, 2035, resulting in a non-cash increase in the associated right-of-use asset and lease liability of $15.1 million. We entered into an additional warehouse and office space lease for our corporate headquarters under a non-cancelable operating lease in August 2023. This space includes approximately 22,000 square feet and a noncancellable lease term through May 31, 2035, resulting in an associated right-of-use asset and lease liability of $2.3 million. Each lease includes options to renew for up to two additional period of five years each at the then-prevailing market rates. The exercises of the lease renewal options are at our sole discretion and were not included in the lease term for the calculation of the ROU assets and lease liabilities as of the lease modification date as they were not reasonably certain of exercise.
In addition to base rent in these leases, we also pay our proportionate share of the operating expenses, as defined in the leases. These payments are made monthly and adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.
The following table presents the lease balances within the consolidated balance sheets:

	December 31,
	2023	2022
Right-of-use assets:
Operating lease right-of-use assets	$22,667	$6,880
Operating lease liabilities:
Accrued liabilities	—	1,336
Operating lease liabilities, non-current portion	24,846	7,536
Total operating lease liabilities	$24,846	$8,872

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

The cost components of our operating leases were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$2,166	$1,529	$1,125
Short-term lease cost	250	—	—
Variable lease cost	1,667	1,366	1,001
Total lease cost	$4,083	$2,895	$2,126
Variable lease costs consist primarily of taxes, insurance, and common area maintenance costs.
Maturities of our lease liability for our operating lease are as follows as of December 31, 2023:

2024	$(3,582)
2025	3,056
2026	3,313
2027	3,416
2028	3,523
Thereafter	25,363
Total undiscounted lease payments	35,089
Less: imputed interest	(10,243)
Present value of lease liability	$24,846
As of December 31, 2023, the remaining lease terms were 11.4 years and the weighted average discount rate was 4.9%. The operating cash outflows from our operating leases were $2.2 million, $0.7 million, and $0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

4. Long-Term Debt
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
In August 2022, we prepaid the outstanding principal balance of $19.4 million, the final payment fee of $0.9 million, and the prepayment fee of $0.2 million. As of December 31, 2023, we had no remaining amounts outstanding under our former credit facility.

5. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows for eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. Beginning January 1, 2022, we elected to begin making voluntary matching contributions to the plan. We match 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

stock. Discretionary contributions to the plan totaled $3.7 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.

6. Stock-Based Compensation
As of December 31, 2023, there were 4,233,020 shares reserved for issuance under our equity incentive plan, of which 1,510,522 shares were available for issuance.
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
The fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model.
Option Value and Assumptions

	Year Ended December 31,
	2023	2022	2021
Weighted average fair value	$149.70	$121.43	$113.71
Assumptions:
Expected term (years)	6.25	5.50 - 6.25	5.50 - 6.25
Expected volatility	56.4% - 58.2%	56.2% - 57.0%	54.9% - 55.9%
Risk-free interest rate	3.49% - 4.89%	1.75% - 4.18%	0.79% - 1.44%
Expected dividend yield	—%	—%	—%
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
Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	2,857,564	$66.09	7.9	$351,626
Granted	228,302	$215.34
Exercised	(323,860)	$35.44		$58,360
Forfeited/expired	(115,771)	$118.85
Outstanding at December 31, 2021	2,646,235	$80.41	7.1	$397,015
Granted	500,148	$217.85
Exercised	(416,602)	$29.00		$73,036
Forfeited/expired	(69,047)	$161.48
Outstanding at December 31, 2022	2,660,734	$112.19	6.9	$372,068
Granted	441,394	$257.22
Exercised	(595,188)	$45.09		$105,952
Forfeited/expired	(59,799)	$214.61
Outstanding at December 31, 2023	2,447,141	$152.17	7.0	$160,691
Exercisable at December 31, 2023	1,573,566	$107.96	6.1	$155,377
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The total grant date fair value of options vested during the year was $45.7 million, $30.6 million and $23.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2027 related to unvested stock options is $99.6 million which we expect to recognize over a weighted average period of 2.5 years.
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to the release of the vesting restrictions. The RSUs granted to employees include three- or four-year service periods and vest in equal installments on each anniversary of the date of grant. The RSUs granted to the board of directors include one- or three-year service periods and vest in equal installments on each anniversary of the date of grant. The fair value of the RSUs is equal to the closing price of our common stock on the grant date. A summary of RSUs and related information is as follows:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2020	—	$—	$—
Granted	2,275	$201.51
Unvested at December 31, 2021	2,275	$201.51	$524
Granted	130,463	$214.16
Vested	(569)	$201.51	$118
Forfeited	(7,489)	$214.40
Unvested at December 31, 2022	124,680	$213.97	$31,404
Granted	128,661	$249.58
Vested	(40,915)	$214.06	$10,190
Forfeited	(11,356)	$236.30
Unvested at December 31, 2023	201,070	$235.47	$40,904
There were no RSUs granted prior to 2021. The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of vest. As of December 31, 2023, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2026 related to unvested RSUs is $34.4 million which we expect to recognize over a weighted average period of 1.9 years.
Performance Stock Units
During 2022 and 2023, we granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the three-year periods ending December 31, 2024 and December 31, 2025, respectively. The expense is recorded on a straight-line basis over the requisite service periods based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goals associated with PSU grants are assessed each reporting period. The number of shares earned at the end of each of the three-year periods will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grant will be reversed.
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2021	—	$—	$—
Granted	78,351	$227.53
Forfeited	(879)	$227.53
Unvested at December 31, 2022	77,472	$227.53	$19,514
Granted	95,994	$264.59
Forfeited	(4,497)	$242.27
Unvested at December 31, 2023	168,969	$248.19	$34,373
There were no PSUs granted prior to 2022. The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of December 31, 2023, there was $27.6 million of unrecognized stock-based

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 1.8 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of a purchase period. We issued 27,480 shares under the ESPP during 2023 and there were 1,063,223 shares available for future issuance under the ESPP as of December 31, 2023.

7. Income Taxes
Due to our cumulative net loss position, a valuation allowance is required for all deferred tax assets as of December 31, 2023, 2022, and 2021.
The components of our provision for income taxes are as follows:

	December 31,
	2023	2022	2021
Current
United States	$644	$342	$23
Foreign	603	271	49
Total current	1,247	613	72
Total provision for income taxes	$1,247	$613	$72
The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	4.0	3.4	4.0
Stock-based compensation	33.6	9.1	18.1
Research and development ("R&D") tax credit	20.6	6.4	3.3
Other	(4.6)	(0.7)	0.4
Executive compensation	(16.3)	(0.1)	—
Change in valuation allowance	(64.6)	(40.5)	(47.0)
Total	(6.3)%	(1.4)%	(0.2)%

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Significant components of net deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$57,276	$64,321
R&D tax credits	14,110	9,626
R&D expenditures, capitalized for tax	22,533	14,230
Accruals and other	3,587	2,305
Depreciation	79	—
Lease liability	6,138	2,223
Inventory	2,561	997
Stock-based compensation	16,824	12,439
Other comprehensive loss	—	44
Total deferred tax assets	123,108	106,185
Deferred tax liabilities:
Depreciation	—	(9)
Lease asset	(5,600)	(1,724)
Other comprehensive income	(141)	—
Total deferred tax liabilities	(5,741)	(1,733)

Net deferred tax assets	117,367	104,452
Valuation allowance	(117,367)	(104,452)
	$—	$—
Deferred income taxes reflect the tax effects of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2023, our gross federal net operating loss carryforwards of $226.1 million will expire at various dates beginning in 2034. In addition, net operating loss carryforwards for state income tax purposes of $173.5 million will begin to expire in 2024. We also have gross R&D credit carryforwards of $14.7 million as of December 31, 2023 which will expire at various dates beginning in 2033.
Under the Tax Cuts and Jobs Act of 2017, R&D costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increased our deferred tax assets, which were fully offset by a decrease in our net operating loss carry forwards and an increase in the valuation allowance.
Utilization of the net operating loss carryforwards and R&D credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Code and similar state provisions. During 2023, we finalized a detailed analysis to determine whether an ownership change has occurred through December 31, 2022, and if a limitation exists. It was determined that December 11, 2018 was the only date that we experienced an ownership change. The study concluded that none of the $126.5 million of federal net operating losses nor the $1.7 million of federal R&D credits that were accumulated on December 11, 2018 will expire unused solely due to the limitations under Sections 382 and 383 of the Code. We are in the process of updating the analysis through December 31, 2023. Although unexpected, if we experienced an ownership change during 2023, the timing of our ability to utilize the tax attributes may be affected.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence and cumulative losses, we believe it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until we have sufficient book income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $12.9 million and $17.5 million during the years ended December 31, 2023 and 2022, respectively.
The changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
	2023	2022	2021
Balance beginning of the year	$146	$134	$85
Increase in balances related to current year tax positions	—	12	49
Increase in balances related to prior year tax positions	—	—	—
Balance end of the year	$146	$146	$134
We file income tax returns in the applicable jurisdictions. The 2020 to 2022 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax benefits over the next 12 months.
Our policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in our consolidated statements of operations and comprehensive loss. There were no interest or penalties accrued as of December 31, 2023 and 2022.

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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe and Japan through a direct sales organization, and in Singapore and Hong Kong through distributors. Revenue by geographic region is as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$606,178	$394,833	$220,976
All other countries	18,621	13,023	12,418
Total revenue	$624,799	$407,856	$233,394
Long-lived tangible assets by geographic location were as follows:

	December 31,
	2023	2022
United States	$39,916	$17,249
All other countries	68	—
Total long-lived tangible assets	$39,984	$17,249

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
The following common stock-based awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Common stock options outstanding	2,447,141	2,660,734	2,646,235
Unvested restricted stock units	201,070	124,680	2,275
Total	2,648,211	2,785,414	2,648,510

10. Related Party Transaction
In December 2023, we entered into an agreement with an entity controlled by our CEO (the "Entity"), pursuant to which we agreed to share the costs of a corporate suite at a sports and entertainment venue (the "Venue") (the “Suite”) (the “Cost Sharing Agreement”). In August 2023, the Entity entered into an agreement with the Venue, pursuant to which the Entity acquired certain rights to use the Suite for specified sporting and other events at the Venue through August 2026. Pursuant to this agreement, the Entity agreed to pay $0.2 million per year, with each year beginning September 1 and ending August 31, and the fee increasing by 5% for each succeeding year. Under the Cost Sharing Agreement, we will reimburse the Entity 50% of the cost of the Suite in exchange for the right to use the Suite for 50% of the specified events at the Venue through August 2026.

11. Commitments and Contingencies
On December 22, 2023, plaintiff City of Hollywood Firefighters’ Pension Fund, on behalf of itself and similarly situated investors, filed a putative class action lawsuit in the United States District Court for the District of Minnesota against the Company and certain of its executive officers, captioned City of Hollywood Firefighters’ Pension Fund v. Inspire Medical Systems, Inc., et. al., 0:23-cv-03884 (D. Minn). The complaint generally alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making allegedly materially false and misleading statements between May 3, 2023 and November 7, 2023 regarding the effectiveness of the Company’s Acceleration Program, a program designed to facilitate customers’ receiving prior authorizations from doctors with the goal of increasing demand for the Company’s Inspire therapy. The Complaint alleges that when subsequent disclosures were made regarding issues with the Acceleration Program and the Company announced its third quarter 2023 financial results, the Company’s stock price fell, causing significant losses and damages. The plaintiffs are seeking, among other things, unquantified compensatory damages, attorneys' fees and costs. The defendants believe the allegations are without merit and intend to vigorously defend against these claims.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Inspire Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Inspire Medical Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Inspire Medical Systems, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 9, 2024 expressed an unqualified opinion thereon.
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
/s/Ernst & Young LLP
Minneapolis, Minnesota
February 9, 2024

Item 9B. Other Information.
(b) Adoption or Termination of Trading Arrangements by Directors and Executive Officers

Name	Title	Action	Rule 10b5-1 Adoption/Termination Date	Aggregate Number of Shares of Common Stock to be Sold	Expiration Date
John C. Rondoni	Chief Technology Officer	Terminate	November 23, 2023	12,992	June 28, 2024
John C. Rondoni	Chief Technology Officer	Adopt	November 30, 2023	12,992	November 29, 2024
Jerry Griffin, M.D.	Director	Terminate	November 30, 2023	17,296	November 30, 2023
Jerry Griffin, M.D.	Director	Adopt	November 30, 2023	4,296	May 30, 2024
There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by the Company’s directors and executive officers during the quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information as of December 31, 2023 regarding our common stock that may be issued under the Inspire Medical Systems, Inc. 2007 Incentive Award Plan, as amended (the "2007 Plan”), the Inspire Medical Systems, Inc. 2017 Incentive Award Plan, as amended (the “2017 Plan”), the Inspire Medical Systems, Inc. 2018 Incentive Award Plan (the “2018 Plan”) and the Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, and Performance Stock Units	Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units, and Performance Stock Units	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2007 Plan (1)	78,560	$1.15	—
2017 Plan (1)	16,122	$7.65	—
2018 Plan (2)	2,722,498	$136.70	1,510,522
2018 ESPP (3)	—	$—	1,063,223
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,817,180	$132.18	2,573,745
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
Other
The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is Ernst & Young LLP, Minneapolis, MN, Auditor Firm ID: 42.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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
(3)    Exhibits
The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018
3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018
4.1	Form of Certificate of Common Stock	S-1	333-224176	4.1	4/23/2018
4.2	Fifth Amended and Restated Investor Rights Agreement, dated October 25, 2016, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.2	4/6/2018
4.3	Amendment No. 1 to Fifth Amended and Restated Investor Rights Agreement, dated April 20, 2018, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.3	4/23/2018
4.6	Description of Capital Stock	10-K	001-38468	4.6	2/25/2020
10.1	Assignment and License Agreement, dated as of November 28, 2007, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.1	4/6/2018
10.2	First Amendment to Assignment and License Agreement, dated as of February 4, 2010, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.2	4/6/2018
10.3†	2007 Stock Incentive Plan, as amended	S-1	333-224176	10.6	4/6/2018
10.4†	Form of Incentive Stock Option Agreement pursuant to 2007 Stock Incentive Plan	S-1	333-224176	10.7	4/6/2018
10.5†	2017 Stock Incentive Plan, as amended	S-1	333-224176	10.8	4/6/2018
10.6†	Form of Incentive Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.9	4/6/2018
10.7†	Form of Non-Statutory Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.10	4/6/2018
10.8†	Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.11	4/23/2018
10.9†	Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.12	4/23/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.10†	Amended Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after January 31, 2023	10-K	001-38468	10.10	2/10/2023
10.11†	Form of Restricted Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	10-K	001-38468	10.13	2/24/2021
10.12†	Form of Performance Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	10-K	001-38468	10.14	2/15/2022
10.13†	Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan	S-1	333-224176	10.13	4/23/2018
10.14†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Timothy Herbert	S-1	333-224176	10.15	4/23/2018
10.15†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Randy Ban	S-1	333-224176	10.17	4/23/2018
10.16†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Richard Buchholz	S-1	333-224176	10.19	4/23/2018
10.17†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Steven Jandrich	S-1	333-224176	10.21	4/23/2018
10.18†	Employment Agreement between the Company and Philip Ebeling	8-K	001-38468	10.1	6/8/2020
10.19†	Employment Agreement between the Company and Bryan Phillips	10-K	001-38468	10.20	2/24/2021
10.20†	Employment Agreement between the Company and Carlton Weatherby	10-Q	001-38468	10.2	8/1/2023
10.21†	Employment Agreement between the Company and Charisse Sparks	10-Q	001-38468	10.1	11/7/2023
10.22†	Form of Indemnification Agreement between Inspire Medical Systems, Inc. and its directors and officers	S-1	333-224176	10.23	4/6/2018
10.23†	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy	10-Q	001-38468	10.1	8/1/2023
21.1	Subsidiaries of Inspire Medical Systems, Inc.					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Inspire Medical Systems, Inc. Recovery of Erroneously Awarded Compensation Policy					**

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Inspire Medical Systems, Inc.
Date:	February 9, 2024	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert President and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2024.

Signature	Title

/s/ TIMOTHY P. HERBERT	Chief Executive Officer (principal executive officer), President and Director
Timothy P. Herbert

/s/ RICHARD BUCHHOLZ	Chief Financial Officer (principal financial and accounting officer)
Richard Buchholz

/s/ MARILYN CARLSON NELSON	Chair of the Board of Directors
Marilyn Carlson Nelson

/s/ SHELLEY G. BROADER	Director
Shelley G. Broader

/s/ CYNTHIA B. BURKS	Director
Cynthia B. Burks

/s/ MYRIAM J. CURET, M.D.	Director
Myriam J. Curet, M.D.

/s/ GARY L. ELLIS	Director
Gary L. Ellis

/s/ JERRY C. GRIFFIN, M.D.	Director
Jerry C. Griffin, M.D.

/s/ SHAWN T MCCORMICK	Director
Shawn T McCormick

/s/ DANA G. MEAD, JR.	Director
Dana G. Mead, Jr.

/s/ GEORGIA MELENIKIOTOU	Director
Georgia Melenikiotou

/s/ CASEY M. TANSEY	Director
Casey M. Tansey