Form 10-Q
period 2024-03-31
Inspire Medical Systems, Inc.
filed 2024-05-07
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2024, the registrant had 29,711,048 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, the impact of macroeconomic trends on our business, financial results and financial position, prospective products, international product approvals and commercializations, our expectations regarding the final reimbursement levels for Inspire therapy procedures, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, our sales and marketing initiatives, potential supply chain disruptions, and the plans and objectives of management for future operations.
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
•the impact on our business, financial condition, and results of operation from public health crises and pandemics;
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

•our ability to successfully integrate any acquired business, products, or technologies;
•changes in global macroeconomic conditions;
•any failure of key information technology systems, processes, or sites or damage to or inability to access our physical facilities;
•our ability to commercialize or obtain regulatory approvals or certifications for our Inspire therapy and system, including our next generation Inspire therapy system, or the effect of delays in commercializing or obtaining regulatory approvals or certifications;
•any violations of anti-bribery, anti-corruption, and anti-money laundering laws;
•our ability to use our net operating losses and research and development carryforwards;
•risks related to the increasing and evolving focus on sustainability and environmental, social, and governance initiatives;
•U.S. Food and Drug Administration ("FDA") or other United States or foreign regulatory actions affecting us or the healthcare industry generally, including risks associated with regulatory approvals, certifications, or healthcare reform measures in the United States and international markets;
•our ability to establish and maintain intellectual property protection for our Inspire therapy and system or avoid claims of infringement;
•changes in U.S. and foreign tax laws;
•risks related to our common stock; and
•other important factors that could cause actual results, performance, or achievements to differ materially from those contemplated that are found in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report.
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

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$175,416	$185,537
Investments, short-term	265,945	274,838
Accounts receivable, net of allowance for credit losses of $256 and $1,648, respectively	72,333	89,884
Inventories, net	48,974	33,885
Prepaid expenses and other current assets	9,546	9,595
Total current assets	572,214	593,739
Investments, long-term	27,803	9,143
Property and equipment, net	52,281	39,984
Operating lease right-of-use assets	22,248	22,667
Other non-current assets	11,296	11,278
Total assets	$685,842	$676,811
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$43,802	$38,839
Accrued expenses	28,370	39,266
Total current liabilities	72,172	78,105
Operating lease liabilities, non-current portion	24,500	24,846
Other non-current liabilities	146	1,346
Total liabilities	96,818	104,297
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 29,676,095 and 29,560,464 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	30	30
Additional paid-in capital	944,298	917,107
Accumulated other comprehensive income	124	800
Accumulated deficit	(355,428)	(345,423)
Total stockholders' equity	589,024	572,514
Total liabilities and stockholders' equity	$685,842	$676,811
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$164,010	$127,897
Cost of goods sold	24,757	19,888
Gross profit	139,253	108,009
Operating expenses:
Research and development	28,850	25,519
Selling, general and administrative	125,621	101,988
Total operating expenses	154,471	127,507
Operating loss	(15,218)	(19,498)
Other (income) expense:
Interest and dividend income	(5,923)	(4,273)
Other expense (income), net	60	(17)
Total other income	(5,863)	(4,290)
Loss before income taxes	(9,355)	(15,208)
Income taxes	650	216
Net loss	(10,005)	(15,424)
Other comprehensive loss:
Foreign currency translation (loss) gain	(134)	105
Unrealized (loss) gain on investments	(542)	13
Total comprehensive loss	$(10,681)	$(15,306)
Net loss per share, basic and diluted	$(0.34)	$(0.53)
Weighted average common shares used to compute net loss per share, basic and diluted	29,615,166	29,089,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	29,560,464	$30	$917,107	$800	$(345,423)	$572,514
Stock options exercised	88,276	—	3,616	—	—	3,616
Vesting of restricted stock units	41,185	—	—	—	—	—
Shares held for tax withholdings	(14,373)	—	(2,848)	—	—	(2,848)
Issuance of common stock	543	—	101	—	—	101
Stock-based compensation expense	—	—	26,322	—	—	26,322
Other comprehensive loss	—	—	—	(676)	—	(676)
Net loss	—	—	—	—	(10,005)	(10,005)
Balance at March 31, 2024	29,676,095	$30	$944,298	$124	$(355,428)	$589,024

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	29,008,368	$29	$820,335	$(86)	$(324,270)	$496,008
Stock options exercised	142,167	—	7,377	—	—	7,377
Vesting of restricted stock units	18,852	—	—	—	—	—
Shares held for tax withholdings	(6,750)	—	(1,746)	—	—	(1,746)
Issuance of common stock	364	—	90	—	—	90
Stock-based compensation expense	—	—	18,225	—	—	18,225
Other comprehensive income	—	—	—	118	—	118
Net loss	—	—	—	—	(15,424)	(15,424)
Balance at March 31, 2023	29,163,001	$29	$844,281	$32	$(339,694)	$504,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(10,005)	$(15,424)
Adjustments to reconcile net loss:
Depreciation and amortization	839	593
Accretion of investment discount	(2,469)	(1)
Non-cash lease expense	418	265
Stock-based compensation expense	26,322	18,225
Non-cash stock issuance for services rendered	101	90
Provision (benefit) for estimated credit losses	(1,392)	—
Changes in operating assets and liabilities:
Accounts receivable	18,962	1,489
Inventories	(15,089)	(3,777)
Prepaid expenses and other current assets	13	(579)
Accounts payable	3,558	8,390
Accrued expenses and other liabilities	(12,398)	(10,615)
Net cash provided by (used in) operating activities	8,860	(1,344)
Investing activities
Purchases of property and equipment	(11,696)	(3,753)
Purchases of investments	(55,739)	—
Proceeds from sales or maturities of investments	47,900	—
Net cash used in investing activities	(19,535)	(3,753)
Financing activities
Proceeds from the exercise of stock options	3,616	7,377
Payment of taxes on net share settlement of equity awards	(2,848)	(1,746)
Net cash provided by financing activities	768	5,631
Effect of exchange rate on cash	(214)	6
(Decrease) increase in cash and cash equivalents	(10,121)	540
Cash and cash equivalents at beginning of period	185,537	441,592
Cash and cash equivalents at end of period	$175,416	$442,132
Supplemental cash flow information
Property and equipment included in accounts payable and accrued expenses	$5,458	$2,577

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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial reporting and as required by the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, the results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. All intercompany accounts and transactions have been eliminated in consolidation.
For a complete discussion of our significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Cash and Cash Equivalents
We consider all highly liquid securities, readily convertible to cash, that have original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value, and cash equivalents, which consist of money market funds, are stated at fair value.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiaries have functional currency in Euro and Yen. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Sales and expenses denominated in foreign currencies are translated at exchange rates in effect on the date of the transaction. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other expense, net in the consolidated statements of operations and comprehensive loss. For the three-month periods ended March 31, 2024 and 2023, we recognized $0.1 million and $0.0 million of loss, net, respectively. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive income (loss) within stockholders' equity in the consolidated balance sheets. We had $0.1 million and $0.2 million of unrecognized gain in our accumulated other comprehensive income (loss) balance as of March 31, 2024 and December 31, 2023, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Investments
Our investments are classified as available-for-sale and consisted of the following:

	March 31, 2024
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$5,402	$—	$(8)	$5,394
Corporate debt securities	28,719	26	—	28,745
Certificates of deposit	7,643	6	(2)	7,647
U.S. treasury debt securities	224,085	76	(2)	224,159
Short-term investments	$265,849	$108	$(12)	$265,945
Long-Term:
Corporate debt securities	$1,166	$5	$—	$1,171
Certificates of deposit	2,994	6	—	3,000
Asset-backed securities	911	—	(1)	910
U.S. treasury debt securities	22,801	—	(79)	22,722
Long-term investments	$27,872	$11	$(80)	$27,803

	December 31, 2023
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$2,950	$1	$—	$2,951
Corporate debt securities	30,154	61	—	30,215
Certificates of deposit	2,953	15	—	2,968
U.S. treasury debt securities	238,237	467	—	238,704
Short-term investments	$274,294	$544	$—	$274,838
Long-Term:
Corporate debt securities	$3,109	$13	$—	$3,122
Asset-backed securities	1,170	1	—	1,171
U.S. treasury debt securities	4,838	12	—	4,850
Long-term investments	$9,117	$26	$—	$9,143
Investments are classified as available-for-sale and are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive loss within stockholders' equity. We had $0.0 million and $0.6 million of unrecognized gain in our accumulated other comprehensive income (loss) balance at March 31, 2024 and December 31, 2023, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense, net in the consolidated statements of operations and comprehensive loss. For both of the three months ended March 31, 2024 and 2023, we recognized $0 of realized gain or loss.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
As of March 31, 2024 and December 31, 2023, we had no investments with a contractual maturity of greater than three years. Currently, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of March 31, 2024. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses, not to exceed the amount of the unrealized loss, are recorded as an allowance through other expense, net in the consolidated statements of operations and comprehensive loss. The total allowance for credit losses was $0 at both March 31, 2024 and December 31, 2023.
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
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of March 31, 2024 and December 31, 2023. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	March 31, 2024
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$141,547	$141,547	$—	$—
Total cash equivalents	141,547	141,547	—	—
Investments:
Commercial paper	5,394	—	5,394	—
Corporate debt securities	29,916	—	29,916	—
Certificates of deposit	10,647	—	10,647	—
Asset-backed securities	910	—	910	—
U.S. government securities	246,881	246,881	—	—
Total investments	293,748	246,881	46,867	—
Total cash equivalents and investments	$435,295	$388,428	$46,867	$—

	Fair Value Measurements as of
	December 31, 2023
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$146,217	$146,217	$—	$—
Total cash equivalents	146,217	146,217	—	—
Investments:
Commercial paper	2,951	—	2,951	—
Corporate debt securities	33,337	—	33,337	—
Certificates of deposit	2,968	—	2,968	—
Asset-backed securities	1,171	—	1,171	—
U.S. government securities	243,554	243,554	—	—
Total investments	283,981	243,554	40,427	—
Total cash equivalents and investments	$430,198	$389,771	$40,427	$—
There were no transfers between levels during the periods ended March 31, 2024 and December 31, 2023.
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
extent recorded on the consolidated balance sheets. However, as of March 31, 2024 and December 31, 2023, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
The following table presents the changes in the allowance for credit losses related to accounts receivable:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$1,648	$36
Charges (credits) to the allowance, net	76	—
Accounts written off, net of recoveries	(1,468)	—
Balance at the end of the period	$256	$36
The increase in accounts written off, net of recoveries during the three months ended March 31, 2024 related primarily to accounts receivable with two healthcare systems.
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$8,303	$6,115
Finished goods	40,671	27,770
Total inventories, net of reserves	$48,974	$33,885
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized. The balance of inventory related to our next generation Inspire system was $2.6 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. The reserve for excess and obsolete inventory was $3.1 million and $2.4 million as of March 31, 2024 and December 31, 2023, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	March 31, 2024	December 31, 2023
Computer equipment and software	$4,267	$2,601
Manufacturing equipment	7,845	7,245
Other equipment	1,353	1,842
Leasehold improvements	2,356	2,356
Construction in process	44,570	33,211
Property and equipment, cost	60,391	47,255
Less: accumulated depreciation and amortization	(8,110)	(7,271)
Property and equipment, net	$52,281	$39,984
Construction in process is comprised primarily of production equipment. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $0.8 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $10.4 million as of both March 31, 2024 and December 31, 2023, respectively. There were no adjustments to the carrying amount during either of the three months ended March 31, 2024 or 2023.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment, operating lease right-of-use assets, and strategic investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the three months ended March 31, 2024 or 2023.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Payroll related	$20,956	$33,875
Product warranty liability	1,388	1,100
Other accrued expenses	6,026	4,291
Total accrued expenses	$28,370	$39,266
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$1,100	$920
Provisions for warranty	535	132
Settlements of warranty claims	(247)	(311)
Balance at the end of the period	$1,388	$741
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
See Note 7 for disaggregated revenue by geographic area.

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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $25.6 million and $23.6 million during the three months ended March 31, 2024 and 2023, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net loss and changes in unrealized gains and losses due to interest rate fluctuations and other external factors on investments classified as available-for-sale, and foreign currency translation adjustments. Accumulated other comprehensive income is presented in the accompanying consolidated balance sheets as a component of stockholders' equity.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. This authoritative guidance will be effective for us in fiscal 2025 for annual periods and in the first quarter of fiscal 2026 for interim periods, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.
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
In March 2024, the SEC issued climate-related disclosure rules that will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. As a large accelerated filer, we may be required to begin complying with climate-related disclosures as early as with respect to the fiscal year beginning in 2025. We are in the process of analyzing the impact of the rules on our related disclosures.
We have reviewed and considered all other recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

3. Leases
We lease office space for our corporate headquarters under a non-cancelable operating lease. The corporate office leases were amended in May 2023 to increase the total space leased to approximately 106,000 square feet and to extend the noncancellable lease term through May 31, 2035. We entered into an additional warehouse and office space lease for our corporate headquarters under a non-cancelable operating lease in August 2023. This space includes approximately 22,000 square feet and a noncancellable lease term through May 31, 2035. Each lease includes options to renew for up to two additional periods of five years each at the then-prevailing market rates. The exercises of the lease renewal options are at our sole discretion and were not included in the lease term for the calculation of the ROU assets and lease liabilities as of the lease modification date as they were not reasonably certain of exercise.
In March 2024, we entered into an amendment on our additional warehouse and office space lease which is expected to commence in January 2025. This amendment provides for approximately 18,000 square feet of additional space and follows the lease term and renewal options in the original lease described above.
In addition to base rent in these leases, we also pay our proportionate share of the operating expenses, as defined in the leases. These payments are made monthly and adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.
The following table presents the lease balances within the consolidated balance sheets:

	March 31, 2024	December 31, 2023
Right-of-use assets:
Operating lease right-of-use assets	$22,248	$22,667
Operating lease liabilities:
Operating lease liabilities, non-current portion	$24,500	$24,846
As of March 31, 2024, the remaining lease terms were 11.2 years and the weighted average discount rate was 4.9%. The operating cash outflows from our operating leases were $0.6 million and $0.4 million for the three-month periods ended March 31, 2024 and 2023, respectively.

4. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
We make voluntary matching contributions of 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock. Our matching contributions to the plan totaled $1.5 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

5. Stock-Based Compensation
As of March 31, 2024, there were 4,879,073 shares reserved for issuance under our equity incentive plan, of which 1,538,340 shares were available for issuance.
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
Stock Options
Options are granted with an exercise price, which is equal to the closing price of our stock on the date of grant. Stock options include a four-year service period and 25% vest after the first year of service and the remainder vest in equal installments over the next 36 months of service. The stock options granted to the board of directors vest in one or three equal annual installments, in each case subject to the director's continuous service through the applicable vesting date. The stock options have a contractual life of ten years.
The fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model.
Option Value and Assumptions

	Three Months Ended
	March 31,
	2024	2023
Weighted average fair value	$124.70	$151.88
Assumptions:
Expected term (years)	6.25	6.25
Expected volatility	59.0 - 59.4%	57.2 - 57.4%
Risk-free interest rate	3.95 - 4.28%	3.55 - 4.07%
Expected dividend yield	0.0%	0.0%
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
Expected Volatility — During the three months ended March 31, 2024, we based expected volatility on the historic volatility of our common stock. In prior periods, due to our limited company specific historical and implied volatility data, we incorporated our historical stock trading volatility with those of a group of similar companies that are publicly traded for the calculation of volatility. When selecting this peer group, we generally selected companies with comparable characteristics, including enterprise value, stages of clinical development, risk profiles, position within the industry, and those with historical share price information sufficient to meet the expected life of the stock-based awards.

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
Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	2,447,141	$152.17	7.0	$160,691
Granted	158,438	$196.92
Exercised	(88,310)	$41.03		$13,707
Forfeited/expired	(15,696)	$225.17
Outstanding at March 31, 2024	2,501,573	$158.47	7.0	$166,795
Exercisable at March 31, 2024	1,636,818	$122.86	6.1	$157,645
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. As of March 31, 2024, the amount of unearned stock-based compensation to be expensed from now through the year 2028 related to unvested stock options is $105.9 million, which we expect to recognize over a weighted average period of 2.5 years.
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to the release of the vesting restrictions. The RSUs granted to employees include three- or four-year service periods and vest in equal installments on each anniversary of the date of grant. The RSUs granted to the board of directors include one-or three-year service periods and vest in equal installments on each anniversary of the date of grant. The fair value of the RSUs is equal to the closing price of our common stock on the grant date. A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2023	201,070	$235.47	$40,904
Granted	405,239	$195.73
Vested	(41,185)	$247.56	$8,157
Forfeited	(10,510)	$207.74
Unvested at March 31, 2024	554,614	$206.06	$119,126
The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of vest. As of March 31, 2024, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2027 related to unvested RSUs was $103.4 million which we expect to recognize over a weighted average period of 2.6 years.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Performance Stock Units
During 2022, 2023, and 2024, we granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the three-year periods ending December 31, 2024, 2025, and 2026, respectively. The expense is recorded on a straight-line basis over the requisite service periods based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goals associated with PSU grants are assessed each reporting period. The number of shares earned at the end of each of the three-year periods will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grant will be reversed.
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2023	168,969	$248.19	$34,373
Granted	166,110	$194.87
Forfeited	(2,278)	$263.16
Unvested at March 31, 2024	332,801	$221.47	$71,482
The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of March 31, 2024, there was $51.1 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of approximately 2.2 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. There were 1,248,131 shares available for future issuance under the ESPP as of March 31, 2024. The current purchase period under the ESPP began on January 1, 2024 and ends June 30, 2024.

6. Income Taxes
At both March 31, 2024 and December 31, 2023, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $0.7 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Income tax expense consists of minimal state and foreign income taxes in both of the three-month periods ended March 31, 2024 and 2023.
As of December 31, 2023, our gross federal net operating loss carryforwards were $226.1 million, which will expire at various dates beginning in 2034. In addition, net operating loss carryforwards for state income tax purposes of $173.5 million that include net operating losses will begin to expire in 2024. We also have gross research and development credit carryforwards of $14.7 million as of December 31, 2023, which will expire at various dates beginning in 2033.
Utilization of the net operating loss carryforwards and research and development ("R&D") credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Code and similar state provisions. During 2023, we finalized a detailed analysis to determine whether an ownership change has occurred through December 31, 2022, and if a limitation exists. It was determined that December 11, 2018 was the only date that we experienced an ownership change. The study concluded that none of

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
the $126.5 million of federal net operating losses nor the $1.7 million of federal R&D credits that were accumulated on December 11, 2018 will expire unused solely due to the limitations under Sections 382 and 383 of the Code. We are in the process of updating the analysis through December 31, 2023. Although unexpected, if we experienced an ownership change during 2023 or 2024, the timing of our ability to utilize the tax attributes may be affected.
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
We had $0.1 million of tax payable on unrecognized tax positions as of both March 31, 2024 and December 31, 2023.
We file income tax returns in the applicable jurisdictions. The 2020 to 2022 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax positions over the next 12 months.

7. Segment Reporting and Revenue Disaggregation
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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe and Japan through a direct sales organization, and in Singapore and Hong Kong through distributors. Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2024	2023
United States	$155,771	$124,485
All other countries	8,239	3,412
Total revenue	$164,010	$127,897
Long-lived tangible assets by geographic location were as follows:

	March 31, 2024	December 31, 2023
United States	$52,099	$39,916
All other countries	182	68
Total long-lived tangible assets	$52,281	$39,984

8. Loss Per Share
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
The following common stock-based awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	March 31,
	2024	2023
Common stock options outstanding	2,501,573	2,818,389
Unvested restricted stock units	554,614	179,374
Shares issuable under the ESPP	5,872	5,136
Total	3,062,059	3,002,899

9. Related Party Transaction
In December 2023, we entered into an agreement with an entity controlled by our Chief Executive Officer (the "Entity"), pursuant to which we agreed to share the costs of a corporate suite at a sports and entertainment venue (the "Venue") (the “Suite”) (the “Cost Sharing Agreement”). In August 2023, the Entity entered into an agreement with the Venue, pursuant to which the Entity acquired certain rights to use the Suite for specified sporting and other events at the Venue through August 2026. Pursuant to this agreement, the Entity agreed to pay $0.2 million per year, with each year beginning September 1 and ending August 31, and the fee increasing by 5% for each succeeding year. Under the Cost Sharing Agreement, we will reimburse the Entity 50% of the cost of the Suite in exchange for the right to use the Suite for 50% of the specified events at the Venue through August 2026.

10. Commitments and Contingencies
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, Inspire and two of its executive officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the District of Minnesota, captioned City of Hollywood Firefighters’ Pension Fund v. Inspire Medical Systems, Inc., et. al., Court File No. 0:23-cv-03884. The plaintiff filed an amended complaint on April 19, 2024, which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, which alleged violations relate to certain prior disclosures of Inspire about the effectiveness of a program intended to help certain customers establish independence in seeking prior authorization from payors for our Inspire therapy. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired Inspire common stock between May 3, 2023 and November 7, 2023. The plaintiff seeks damages and other relief, including attorneys' fees and costs. The defendants intend to vigorously defend this lawsuit.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, the discussion under "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” sections included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as information with respect to our plans and strategy for our business and the impact of macroeconomic factors on our business, financial results and financial condition includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Part I, Item 1A. Risk Factors" section of our Annual Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe and Japan through a direct sales organization and we sell our Inspire system in Singapore and Hong Kong through distributors. Our direct sales force engages in sales efforts and promotional activities primarily focused on ENT physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive interest through patient empowerment. We believe this outreach helps to educate thousands of patients on our Inspire therapy.
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of May 7, 2024, we have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors published final policies in 2020 that provide coverage of Inspire therapy when certain coverage criteria are met.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
For the three months ended March 31, 2024, 95.0% of our revenue was derived in the U.S. and 5.0% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue during the three months ended March 31, 2024.

We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We have experienced and continue to experience supply disruptions that began during the COVID-19 pandemic, but to date we have managed to avoid major delays in implant procedures due to those issues. During the third quarter of 2023, we experienced an inventory supply issue related to our polyurethane-based stimulation leads, one component of the Inspire system currently used only in the European market. In 2022, the FDA approved our silicone-based stimulation and sensing leads in the U.S., which replaced the polyurethane versions of the leads, and we stopped manufacturing polyurethane leads. We applied for European Union ("EU") Medical Devices Regulation ("MDR") certification in December 2021, which we expect to obtain in 2024, following industry-wide delays in the process. In the interim, we received a derogation pursuant to Article 59 of the EU MDR from the Dutch, German, Swiss, Belgian, and Austrian competent authorities, and the British equivalent, i.e. exceptional use authorization, from the United Kingdom national competent authority. Article 59 derogation is granted when the member state determines that it is in the best interests of patient health and safety, and that there is no adequate alternative to the device. It allows us to place the silicone-based leads on the market in those countries until various dates in 2024 or until we receive certification under the EU MDR, whichever occurs first. We may continue to pursue derogation in other EU member states, however, we cannot be certain that other national competent authorities will grant a derogation similar to the above-mentioned authorities. However, to date, all of our derogation applications have been approved. Until we obtain certification under the EU MDR, silicone leads may only be sold in the EU member states that have granted derogation. Polyurethane-based leads are the only leads that may be sold in the EU member states that have not granted derogation, and the polyurethane stimulation lead is in low supply. During the fourth quarter of 2023 and extending into early 2024, the delay in certification and the shortage of polyurethane-based stimulation leads caused delays to implant procedures which adversely affected our business in Europe, including a reduction in our European revenue, and thereby our consolidated revenue. We estimate the impact during the fourth quarter of 2023 was approximately $4.0 million in lost revenue opportunity, some of which we believe was recovered during the first quarter of 2024. However, if we do not receive EU MDR certification or derogation extensions, we may again experience delays to implant procedures, and therefore adverse impacts to our revenue.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended March 31, 2024, we generated revenue of $164.0 million with a gross margin of 84.9% and had a net loss of $10.0 million compared to revenue of $127.9 million with a gross margin of 84.4% and a net loss of $15.4 million for the three months ended March 31, 2023. Our accumulated deficit as of March 31, 2024 was $355.4 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generation Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries and the Asia Pacific region. For example, in June 2023, we submitted a premarket approval ("PMA") supplement to the FDA for our next generation Inspire system. Also in June 2023, we received approval from the FDA on an expanded indication which includes an increase on the upper limit of the Apnea Hypopnea Index to 100 events per hour from 65, and raises the Body Mass Index ("BMI") warning in the labeling to 40 from 32, and we also received FDA approval of our new physician programmer, called the SleepSync™ programmer, which we expect to formally launch in the U.S. in the second half of 2024. In March 2023, we received FDA approval to offer Inspire therapy to certain pediatric patients with Down syndrome.
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
We have a call center which we refer to as the Inspire Advisor Care Program ("ACP"). The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. In 2022, we initiated a digital scheduling pilot program to facilitate and streamline patient access to care. We intend to continue to enhance this scheduling capability during the remainder of 2024.
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S., European, and Japanese sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets. During the three months ended March 31, 2024, we added 11 new U.S. sales territories, bringing our total to 298 U.S. sales territories as of March 31, 2024. During that same period, we activated 66 new U.S. medical centers, bringing the total to 1,246 U.S. medical centers implanting Inspire therapy as of March 31, 2024.
During 2023 and into the first quarter of 2024, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, continued to gain popularity as a weight-loss drug. OSA is a multifactorial disease with many independent factors including age, gender, weight, and neck circumference. Inspire is designed to address anteroposterior airway collapse, also known as tongue-based collapse. Additionally, patients with a higher BMI are subject to a larger neck circumference and present predominantly with lateral-wall collapse. A combination of tongue-based collapse and lateral-wall collapse is identified as a complete concentric collapse of the upper airway. Inspire is contraindicated for complete concentric collapse. On April 17, 2024, Eli Lilly and Company published results from its SURMOUNT-OSA trial demonstrating a 50.7% reduction in Apnea-Hypopnea Index ("AHI") for patients in the therapy arm of the study using tirzepatide, a GLP-1 injection. Given a baseline AHI of 50.3, we believe these results suggest most patients enrolled in the study will continue to have residual moderate OSA that will require treatment and fall within Inspire’s FDA-approved indication. While weight loss may help reduce a patient’s AHI and other OSA symptoms, numerous other studies have shown that weight loss alone will not resolve OSA for the vast majority of patients. We expect GLP-1s may help patients address their lateral wall collapse, making them a potential candidate for Inspire therapy to the extent they also have tongue-based collapse. Based on our ongoing ADHERE patient registry, the average BMI of patients treated with Inspire therapy is 29 and the American Academy of Sleep Medicine guidelines recommend weight loss prior to surgery for patients with BMI over 35 and nonsurgical solutions for patients with BMI over 40. Therefore, we believe there is not a notable overlap between the Inspire patient population and the patient population being treated with GLP-1s today. While we cannot quantify the impact, we believe that there could be a benefit to our business as a result of GLP-1s, although there can be no assurance of such benefit at this time.
Macroeconomic Environment
The global economy continues to experience increased inflationary pressures. Higher interest rates and capital costs, higher shipping costs, increased costs of labor, international conflicts and terrorism, and weakening foreign currency exchange rates are creating additional economic challenges. These conditions may cause our customers to decrease or delay orders for our products.

Our inventory on-hand has been constrained by the continuing supply chain challenges and component shortages, although the supply chain constraints eased somewhat throughout 2023 and into 2024. As mentioned above, not having received EU MDR approval of our silicone-based leads which resulted in shortages of polyurethane-based leads, we have experienced and may continue experience to cause delays to implant procedures and a reduction in our European revenue.

Components of Our Results of Operations
Revenue
We derive primarily all of our revenue from the sale of our Inspire system to hospitals and ASCs in the U.S. and in select countries in Europe and the Asia Pacific region. We recognize revenues from sales of our Inspire system when the customer obtains control of the product, which occurs at a point in time, either upon shipment of the product or receipt of the product, depending on shipment terms.
Our revenue has fluctuated, and may continue to fluctuate, from quarter to quarter due to a variety of factors. For example, we have historically experienced seasonality in our first and fourth quarters, and have experienced adverse impacts on our revenue due to the delay in obtaining EU MDR approval of our silicone-based leads and foreign currency exchange rates. In addition, we believe our revenue growth has been adversely impacted by lack of ENT surgeon capacity. If such impacts continue, our revenue growth may be further adversely impacted.
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
Research and Development Expenses
Research and development ("R&D") expenses consist primarily of product development, engineering, clinical studies to develop and support our products, regulatory expenses, quality assurance, testing, consulting services, prelaunch inventory, and other costs associated with the next generation versions of the Inspire system and SleepSync™, a cloud-based patient management system. These expenses include employee compensation, including stock-based compensation, supplies, materials, consulting, and travel expenses related to research and development programs. Additionally, these expenses include clinical study management, payments to clinical investigators, data management and travel expenses for our various clinical studies.
We expense prelaunch inventory as R&D expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and we also expect future economic benefit from the sales of the product candidate to be realized.
We expect R&D expenses to increase in the future as we develop next generation versions of our Inspire system and SleepSync™ and continue to expand our clinical studies to further expand positive coverage policies from private commercial payors in the U.S. and enter into new markets including additional European countries and the Asia Pacific region. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.
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
Other (Income) Expense
Other (income) expense consists primarily of interest and dividend income, the impacts of foreign currency transactions and remeasurements, and gains and losses on investments.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$164,010	$127,897	$36,113	28.2%
Cost of goods sold	24,757	19,888	4,869	24.5%
Gross profit	139,253	108,009	31,244	28.9%
Gross margin	84.9%	84.4%
Operating expenses:
Research and development	28,850	25,519	3,331	13.1%
Selling, general and administrative	125,621	101,988	23,633	23.2%
Total operating expenses	154,471	127,507	26,964	21.1%
Operating loss	(15,218)	(19,498)	4,280	(22.0)%
Other income, net	(5,863)	(4,290)	(1,573)	36.7%
Loss before income taxes	(9,355)	(15,208)	5,853	(38.5)%
Income taxes	650	216	434	200.9%
Net loss	$(10,005)	$(15,424)	$5,419	(35.1)%
Revenue
Revenue increased $36.1 million, or 28.2%, to $164.0 million for the three months ended March 31, 2024 compared to $127.9 million for the three months ended March 31, 2023. These results reflect an increase in sales of our Inspire system of $31.3 million in the U.S. and an increase of $4.8 million outside of the U.S. compared to the same prior year period. Overall revenue growth was primarily due to increased market penetration in existing centers, expansion into new territories, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints.
Revenue information by region is summarized as follows:

	Three Months Ended March 31,
	2024		2023		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$155,771	95.0%	$124,485	97.3%	$31,286	25.1%
All other countries	8,239	5.0%	3,412	2.7%	4,827	141.5%
Total revenue	$164,010	100.0%	$127,897	100.0%	$36,113	28.2%
Revenue generated in the U.S. was $155.8 million for the three months ended March 31, 2024, an increase of $31.3 million, or 25.1%, compared to the three months ended March 31, 2023. Revenue growth in the U.S. was primarily due to increased market penetration in existing centers, the expansion into new territories, and, we believe, increased physician and patient awareness of our Inspire system.
Revenue generated outside of the U.S. was $8.2 million in the three months ended March 31, 2024, an increase of $4.8 million, or 141.5%, compared to the three months ended March 31, 2023. As noted above, during the fourth quarter of 2023, not having received EU MDR certification of our silicone-based stimulation lead and the resulting shortage of polyurethane-based stimulation leads had an estimated adverse impact on European revenue during that period of approximately $4.0 million. The revenue increase experienced during the first quarter of 2024 was primarily due to the recovery of some of the $4.0 million of revenue opportunity from the fourth quarter of 2023. Other factors contributing to revenue growth were increased market penetration in existing centers, the expansion of our European sales representatives into new territories, increased sales in the Asia Pacific region, and, we believe, increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $4.9 million, or 24.5%, to $24.8 million for the three months ended March 31, 2024 compared to $19.9 million for the three months ended March 31, 2023. The increase was primarily due to product costs associated with the higher sales volume of our Inspire system experienced during the first quarter of 2024. Cost of goods sold for the three months ended March 31, 2023 was negatively impacted by additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads.
Gross margin increased to 84.9% for the three months ended March 31, 2024 from 84.4% for the three months ended March 31, 2023. This increase was primarily due to increased sales volume and manufacturing efficiencies. Gross margin for the three months ended March 31, 2023 was negatively impacted by additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads.
Research and Development Expenses
Research and development expenses increased $3.3 million, or 13.1%, to $28.9 million for the three months ended March 31, 2024 compared to $25.5 million for the three months ended March 31, 2023. This change was primarily due to an increase of $5.1 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and an increase of $0.1 million in clinical studies expenses and quality compliance audit fees, partially offset by a decrease of $1.9 million in ongoing research and development costs compared to the prior year period, primarily with respect to our SleepSync™ platform.
Selling, General and Administrative Expenses
SG&A expenses increased $23.6 million, or 23.2%, to $125.6 million for the three months ended March 31, 2024 compared to $102.0 million for the three months ended March 31, 2023. The primary driver of this change was an increase of $15.4 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing expenses increased $3.3 million, primarily consisting of direct-to-consumer initiatives. Other drivers of the change to SG&A expenses included an increase in general corporate costs of $3.0 million primarily due to legal fees, bank fees, computer equipment and software expense, and office rent expense, as well as an increase in travel expenses of $1.9 million.
Other Income
Other income increased by $1.6 million, or 36.7%, to $5.9 million for the three months ended March 31, 2024 compared to $4.3 million for the three months ended March 31, 2023. The change was primarily due to an increase of $1.7 million in interest and dividend income due to higher interest rates on our higher cash, cash equivalents, and investment balances, partially offset by an increase of $0.1 million in foreign currency translation and remeasurement losses due to exchange rates.
Income Taxes
We recorded a provision for incomes taxes of approximately $0.7 million and $0.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively. This change was primarily due to an increase of $0.4 million in state and local taxes, as well as $0.1 million in foreign taxes.

Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents, and available-for-sale debt securities of $469.2 million, a decrease of $0.4 million from $469.5 million as of December 31, 2023. Working capital totaled $500.0 million as of March 31, 2024, a decrease of $15.6 million from December 31, 2023. We define working capital as current assets less current liabilities. The decrease in working capital was primarily due to the following factors:
•a $17.6 million decrease in accounts receivable due to lower sales which occurred during the first quarter of 2024 versus the fourth quarter of 2023;
•a $10.1 million decrease in cash and cash equivalents, primarily due to the purchase of long-term available-for-sale investments and cash to support operations, offset partially by sales of the Inspire system and proceeds from the exercise of stock options;
•an $8.9 million decrease in short-term available-for-sale investments, the proceeds of which were used to purchase long-term available-for-sale investments; and
•a $5.0 million increase in accounts payable, generally due to our business volume and headcount growth from the prior year.
The decrease in working capital was partially offset by the following factors:
•a $15.1 million increase in inventory balances, which increased as supply chain issues eased; and
•a $10.9 million decrease in accrued expenses, which decreased primarily due to the payment of year-end bonuses and commissions.
We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of our Inspire system and registered offerings of our common stock.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At March 31, 2024, we had $141.5 million in money market funds, $246.9 million in U.S. government securities, and $46.9 million in corporate debt securities, certificates of deposit, commercial paper, and asset-backed securities. See Note 2 to our unaudited consolidated financial statements in this Quarterly Report for additional information on our investments.
In the three months ended March 31, 2024, our R&D and SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases during the remainder of 2024. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in 2024, primarily related to the ongoing development of the SleepSync™ platform and next generation products.
We spent $11.7 million on purchases of property and equipment in the three months ended March 31, 2024, mainly on testing systems and production equipment for our next generation Inspire system, our SleepSync™ platform, computer hardware and software, and leasehold improvements. We anticipate further capital expenditures in 2024, primarily for additional production equipment and our SleepSync™ platform, computer hardware and software, and leasehold improvements on our corporate office buildings.
As of March 31, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
We believe that our existing cash and cash equivalents and investments, which totaled $469.2 million as of March 31, 2024, together with cash flows from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.
Beyond the next 12 months, our cash requirements will depend extensively on the timing of market introduction, and extent of market acceptance of, our Inspire system. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry and expansion into new markets such as Australia, whether we make strategic acquisitions, and competition. We cannot accurately predict our long-term cash requirements at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition. We may seek additional sources of liquidity and capital resources through equity or debt financings, such as additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$8,860	$(1,344)
Investing activities	(19,535)	(3,753)
Financing activities	768	5,631
Effect of exchange rate on cash	(214)	6
Net (decrease) increase in cash and cash equivalents	$(10,121)	$540
Operating Activities
The net cash provided by operating activities was $8.9 million for the three months ended March 31, 2024 and consisted of a net loss of $10.0 million, non-cash charges of $23.8 million, and a decrease in net operating assets of $5.0 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more equity awards to a greater number of employees as compared to the same prior-year period. The remainder of the non-cash charges included accretion of investment discount due to higher investment balances, depreciation and amortization expense which increased with additional purchases of property and equipment, non-cash lease expense, stock issued for services rendered, and other, net. Operating assets include inventories, which increased as supply chain constraints eased, and accounts receivable, which decreased due to collections on the higher sales volume we typically experience late in the fourth quarter. Operating assets also include prepaid expenses and other current assets, which decreased slightly compared to the same prior-year period, primarily due to various prepaid expenses and prepaid insurance. Operating liabilities include accounts payable, which increased generally due to our increased business volume year-over-year and the costs to support the growth of our operations, and accrued expenses, which decreased primarily due to the payment of year-end bonuses and commissions.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $19.5 million and consisted primarily of the purchase of investments of $55.7 million, the purchases of property and equipment of $11.7 million, mainly for testing systems and production equipment for our next generation Inspire system, our SleepSync™ platform, computer hardware and software, and leasehold improvements, partially offset by the proceeds from sales or maturities of investments of $47.9 million.
Net cash used in investing activities for the three months ended March 31, 2023 was $3.8 million and consisted of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2024 and consisted of $3.6 million in proceeds from the exercise of stock options, partially offset by $2.8 million of taxes paid on net share settlement of equity awards.
Net cash provided by financing activities was $5.6 million for the three months ended March 31, 2023 and consisted of $7.4 million in proceeds from the exercise of stock options, partially offset by $1.7 million of taxes paid on net share settlement of equity awards.

Contractual Obligations and Commitments
There have been no material changes to our short-term and long-term anticipated cash requirements under contractual obligations from those described in our Annual Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report. We have reviewed and determined that those critical accounting policies and estimates discussed in our Annual Report remain our critical accounting policies and estimates as of and for the three months ended March 31, 2024.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our unaudited consolidated financial statements contained in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% change in interest rates would have impacted interest and dividend income on our consolidated financial statements by approximately $1.1 million and $1.0 million during the three months ended March 31, 2024 and 2023, respectively.

Credit Risk, Foreign Currency Risk, and Inflation Risk
For market risks related to changes in credit, foreign currency, and inflation, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report. Our exposure to these risks has not materially changed from those disclosed in our Annual Report, other than as described below.
As of March 31, 2024 and December 31, 2023, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits. Market conditions can impact the viability of where our cash is held. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.
From time to time we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
The information contained in “Note 10 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements is incorporated by reference into this Item 1 of this Quarterly Report.

Item 1A.    Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in "Part I, Item 1A. Risk Factors” in our Annual Report. There have been no material changes to the risk factors disclosed in our Annual Report, other than the following:
We currently compete and will in the future continue to compete against other companies, some of which have longer operating histories, more established products or greater resources than we do, which may prevent us from achieving increased market penetration and improved operating results.
The medical technology industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have historically dedicated and will continue to dedicate significant resources to promoting their products or developing new products or methods to treat moderate to severe OSA. We consider our primary competition to be other neurostimulation technologies designed to treat OSA. Though we are currently the only such technology approved for commercialization in the U.S. by the FDA, LivaNova, which produces an open-loop neurostimulation device designed to treat OSA, recently announced completion of clinical trials of its device in the U.S. We compete outside the U.S. with Nyxoah, which markets a bilateral hypoglossal nerve stimulation device in certain countries outside the U.S. and recently announced early conclusion of enrollment in its first pivotal trial as it seeks FDA approval in the U.S. We believe other emerging businesses are in the early stages of developing neurostimulation devices designed to treat OSA. In addition, we also compete, both within and outside of the U.S., with invasive surgical treatment options such as UPPP and MMA and, to a lesser extent, oral appliances, which are primarily used in the treatment of mild to moderate OSA.
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
During 2023 and into the first quarter of 2024, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, continued to gain popularity as a weight-loss drug. Use of GLP-1s, or similar treatments, for these clinical indications may directly or indirectly treat OSA. Additionally, GLP-1s are currently being clinically evaluated as a potential treatment for OSA. Although we believe that there could be a benefit to our business as a result of GLP-1s, there can be no assurance of such benefit at this time. If GLP-1s are successful in treating OSA in an indication for which Inspire therapy is approved, demand for our Inspire system could be reduced.
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
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims may include but are not limited to personal injury and class action lawsuits, intellectual property claims and regulatory investigations relating to the advertising and promotional claims about our products and services, and employee claims against us based on, among other things, discrimination, harassment or wrongful termination. Any one of these claims, even those without merit, may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
Additionally, securities class action litigations are often brought against companies following periods of volatility in the overall market and in the market price of a company’s securities. On December 22, 2023, we and certain of our executive officers were named in a putative class action lawsuit. The plaintiff filed an amended complaint on April 19, 2024, which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, which alleged violations relate to certain prior disclosures of Inspire about the effectiveness of a program intended to help certain customers establish independence in seeking prior authorization from payors for our Inspire therapy. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired Inspire common stock between May 3, 2023 and November 7, 2023. This lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and could result in very substantial costs, divert our management’s attention and resources and materially harm our business, operating results and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
(a) None.
(b) None.
(c) Adoption or Termination of Trading Arrangements by Directors and Executive Officers
During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018

10.1	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy	10-Q	001-38468	10.1	5/7/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.

Date:	May 7, 2024	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer, and Chairperson
(principal executive officer)

Date:	May 7, 2024	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)