Form 10-Q
period 2024-06-30
Inspire Medical Systems, Inc.
filed 2024-08-06
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2024, the registrant had 29,821,707 shares of common stock, $0.001 par value per share, outstanding.

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
•changes in U.S. and foreign tax laws;
•risks related to our common stock; and
•other important factors that could cause actual results, performance, or achievements to differ materially from those contemplated that are found in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A. Risk Factors" in this Quarterly Report.
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

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,035	$185,537
Investments, short-term	251,629	274,838
Accounts receivable, net of allowance for credit losses of $515 and $1,648, respectively	79,716	89,884
Inventories, net	59,025	33,885
Prepaid expenses and other current assets	28,755	9,595
Total current assets	607,160	593,739
Investments, long-term	26,344	9,143
Property and equipment, net	61,701	39,984
Operating lease right-of-use assets	22,189	22,667
Other non-current assets	10,995	11,278
Total assets	$728,389	$676,811
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,621	$38,839
Accrued expenses	32,036	39,266
Total current liabilities	65,657	78,105
Operating lease liabilities, non-current portion	24,512	24,846
Other non-current liabilities	149	1,346
Total liabilities	90,318	104,297
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 29,805,301 and 29,560,464 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	30	30
Additional paid-in capital	983,791	917,107
Accumulated other comprehensive (loss) income	(115)	800
Accumulated deficit	(345,635)	(345,423)
Total stockholders' equity	638,071	572,514
Total liabilities and stockholders' equity	$728,389	$676,811
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$195,885	$151,092	$359,895	$278,989
Cost of goods sold	29,843	24,252	54,600	44,140
Gross profit	166,042	126,840	305,295	234,849
Operating expenses:
Research and development	28,859	30,821	57,709	56,340
Selling, general and administrative	132,084	112,618	257,705	214,606
Total operating expenses	160,943	143,439	315,414	270,946
Operating income (loss)	5,099	(16,599)	(10,119)	(36,097)
Other (income) expense:
Interest and dividend income	(5,882)	(4,922)	(11,805)	(9,195)
Other expense, net	135	61	195	44
Total other income	(5,747)	(4,861)	(11,610)	(9,151)
Income (loss) before income taxes	10,846	(11,738)	1,491	(26,946)
Income taxes	1,053	214	1,703	430
Net income (loss)	9,793	(11,952)	(212)	(27,376)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(39)	72	(173)	177
Unrealized (loss) gain on investments	(200)	(1)	(742)	12
Total comprehensive income (loss)	$9,554	$(11,881)	$(1,127)	$(27,187)
Net income (loss) per share:
Basic	$0.33	$(0.41)	$(0.01)	$(0.94)
Diluted	$0.32	$(0.41)	$(0.01)	$(0.94)
Weighted average shares outstanding:
Basic	29,728,849	29,229,922	29,672,006	29,160,323
Diluted	30,408,439	29,229,922	29,672,006	29,160,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	29,560,464	$30	$917,107	$800	$(345,423)	$572,514
Stock options exercised	88,276	—	3,616	—	—	3,616
Vesting of restricted stock units	41,185	—	—	—	—	—
Shares held for tax withholdings	(14,373)	—	(2,848)	—	—	(2,848)
Issuance of common stock	543	—	101	—	—	101
Stock-based compensation expense	—	—	26,322	—	—	26,322
Other comprehensive loss	—	—	—	(676)	—	(676)
Net loss	—	—	—	—	(10,005)	(10,005)
Balance at March 31, 2024	29,676,095	30	944,298	124	(355,428)	589,024
Stock options exercised	88,328	—	5,517	—	—	5,517
Vesting of restricted stock units	21,340	—	—	—	—	—
Shares held for tax withholdings	(10,985)	—	(1,862)	—	—	(1,862)
Issuance of common stock	365	—	85	—	—	85
Issuance of common stock for employee stock purchase plan	30,158	—	3,431	—	—	3,431
Stock-based compensation expense	—	—	32,322	—	—	32,322
Other comprehensive loss	—	—	—	(239)	—	(239)
Net income	—	—	—	—	9,793	9,793
Balance at June 30, 2024	29,805,301	$30	$983,791	$(115)	$(345,635)	$638,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	29,008,368	$29	$820,335	$(86)	$(324,270)	$496,008
Stock options exercised	142,167	—	7,377	—	—	7,377
Vesting of restricted stock units	18,852	—	—	—	—	—
Shares held for tax withholdings	(6,750)	—	(1,746)	—	—	(1,746)
Issuance of common stock	364	—	90	—	—	90
Stock-based compensation expense	—	—	18,225	—	—	18,225
Other comprehensive income	—	—	—	118	—	118
Net loss	—	—	—	—	(15,424)	(15,424)
Balance at March 31, 2023	29,163,001	29	844,281	32	(339,694)	504,648
Stock options exercised	143,693	—	13,113	—	—	13,113
Vesting of restricted stock units	9,349	—	—	—	—	—
Shares held for tax withholdings	(3,237)	—	(971)	—	—	(971)
Issuance of common stock	390	—	91	—	—	91
Issuance of common stock for employee stock purchase plan	12,983	—	2,792	—	—	2,792
Stock-based compensation expense	—	—	21,567	—	—	21,567
Other comprehensive income	—	—	—	71	—	71
Net loss	—	—	—	—	(11,952)	(11,952)
Balance at June 30, 2023	29,326,179	$29	$880,873	$103	$(351,646)	$529,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(212)	$(27,376)
Adjustments to reconcile net loss:
Depreciation and amortization	2,222	1,252
Accretion of investment discount	(4,907)	(1)
Non-cash lease expense	477	593
Stock-based compensation expense	58,644	39,792
Non-cash stock issuance for services rendered	186	181
Provision (benefit) for estimated credit losses	(1,133)	881
Changes in operating assets and liabilities:
Accounts receivable	11,247	(3,116)
Inventories	(25,139)	(8,954)
Prepaid expenses and other current assets	(18,917)	(3,791)
Accounts payable	(5,004)	11,782
Accrued expenses and other liabilities	(8,682)	(7,495)
Net cash provided by operating activities	8,782	3,748
Investing activities
Purchases of property and equipment	(24,089)	(8,608)
Purchases of investments	(112,035)	—
Proceeds from sales or maturities of investments	122,209	10,000
Purchases of strategic investments	—	(250)
Net cash (used in) provided by investing activities	(13,915)	1,142
Financing activities
Proceeds from the exercise of stock options	9,134	20,490
Payment of taxes on net share settlement of equity awards	(4,710)	(2,717)
Proceeds from issuance of common stock from employee stock purchase plan	3,431	2,792
Net cash provided by financing activities	7,855	20,565
Effect of exchange rate on cash	(224)	4
Increase in cash and cash equivalents	2,498	25,459
Cash and cash equivalents at beginning of period	185,537	441,592
Cash and cash equivalents at end of period	$188,035	$467,051
Supplemental cash flow information
Property and equipment included in accounts payable and accrued expenses	$3,868	$2,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only United States ("U.S.") Food and Drug Administration ("FDA") European Union ("EU"), Medical Devices Regulation ("MDR"), and Japan Pharmaceuticals and Medical Devices Agency ("PDMA")-approved neurostimulation technology of its kind that provides a safe and effective treatment for moderate to severe OSA. Inspire therapy received premarket approval ("PMA") from the FDA in 2014 and has been commercially available in certain European markets since 2011 and certain Asia Pacific markets since 2021.

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
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiaries have functional currency in Euro and Yen. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Sales and expenses denominated in foreign currencies are translated at exchange rates in effect on the date of the transaction. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other expense, net in the consolidated statements of operations and comprehensive income (loss). For the three-month periods ended June 30, 2024 and 2023, we recognized $0.1 million of loss and $0.1 million of gain, net, respectively. For the six-month period ended June 30, 2024, we recognized $0.2 million of loss, net, and for the six-month period ended June 30, 2023, we recognized no gain or loss. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive income (loss) within stockholders' equity in the consolidated balance sheets. We had $0.1 million

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
and $0.2 million of unrecognized gain in our accumulated other comprehensive income (loss) balance as of June 30, 2024 and December 31, 2023, respectively.
Investments
Our investments are classified as available-for-sale and consisted of the following:

	June 30, 2024
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$4,406	$1	$(5)	$4,402
Corporate debt securities	26,051	9	(2)	26,058
Certificates of deposit	11,227	3	(3)	11,227
U.S. treasury debt securities	209,999	5	(62)	209,942
Short-term investments	$251,683	$18	$(72)	$251,629
Long-Term:
Certificates of deposit	$2,994	$9	$—	$3,003
Asset-backed securities	655	—	(1)	654
U.S. treasury debt securities	22,814	—	(127)	22,687
Long-term investments	$26,463	$9	$(128)	$26,344

	December 31, 2023
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$2,950	$1	$—	$2,951
Corporate debt securities	30,154	61	—	30,215
Certificates of deposit	2,953	15	—	2,968
U.S. treasury debt securities	238,237	467	—	238,704
Short-term investments	$274,294	$544	$—	$274,838
Long-Term:
Corporate debt securities	$3,109	$13	$—	$3,122
Asset-backed securities	1,170	1	—	1,171
U.S. treasury debt securities	4,838	12	—	4,850
Long-term investments	$9,117	$26	$—	$9,143
Investments are classified as available-for-sale and are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income (loss) within stockholders' equity. We had $0.2 million of unrecognized loss and $0.6 million of unrecognized gain in our accumulated other comprehensive income (loss) balance at June 30, 2024 and December 31, 2023, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense, net in the consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2024 and 2023, we recognized $0 of realized losses, net.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
As of June 30, 2024 and December 31, 2023, we had no investments with a contractual maturity of greater than three years. Currently, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of June 30, 2024. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses, not to exceed the amount of the unrealized loss, are recorded as an allowance through other expense in the consolidated statements of operations and comprehensive income (loss). The total allowance for credit losses was $0 at both June 30, 2024 and December 31, 2023.
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
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of June 30, 2024 and December 31, 2023. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	June 30, 2024
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$144,507	$144,507	$—	$—
Total cash equivalents	144,507	144,507	—	—
Investments:
Commercial paper	4,402	—	4,402	—
Corporate debt securities	26,058	—	26,058	—
Certificates of deposit	14,230	—	14,230	—
Asset-backed securities	654	—	654	—
U.S. government securities	232,629	232,629	—	—
Total investments	277,973	232,629	45,344	—
Total cash equivalents and investments	$422,480	$377,136	$45,344	$—

	Fair Value Measurements as of
	December 31, 2023
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$146,217	$146,217	$—	$—
Total cash equivalents	146,217	146,217	—	—
Investments:
Commercial paper	2,951	—	2,951	—
Corporate debt securities	33,337	—	33,337	—
Certificates of deposit	2,968	—	2,968	—
Asset-backed securities	1,171	—	1,171	—
U.S. government securities	243,554	243,554	—	—
Total investments	283,981	243,554	40,427	—
Total cash equivalents and investments	$430,198	$389,771	$40,427	$—
There were no transfers between levels during the periods ended June 30, 2024 and December 31, 2023.
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
extent recorded on the consolidated balance sheets. However, as of June 30, 2024 and December 31, 2023, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Each reporting period, we estimate the credit loss related to accounts receivable based on a migration analysis of accounts grouped by individual receivables delinquency status and apply our historic loss rate adjusted for management's assumption of future market conditions. Any change in the allowance from new receivables acquired or changes due to credit deterioration on previously existing receivables is recorded in selling, general and administrative expenses. Write-offs of receivables considered uncollectible are deducted from the allowance. Specific accounts receivable are written off once a determination is made that the amount is uncollectible. The write-off is recorded in the period in which the account receivable is deemed uncollectible. Recoveries are recognized when received and as a direct credit to earnings or as a reduction to the allowance for credit losses (which would indirectly reduce the loss by decreasing bad debt expense).
The following table presents the changes in the allowance for credit losses related to accounts receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$256	$36	$1,648	$36
Charges (credits) to the allowance, net	(19)	(7)	57	(7)
Accounts written off, net of recoveries	278	888	(1,190)	888
Balance at the end of the period	$515	$917	$515	$917
The increase in accounts written off, net of recoveries during the six months ended June 30, 2024 related primarily to accounts receivable with three healthcare systems.
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$10,804	$6,115
Finished goods	48,221	27,770
Total inventories, net of reserves	$59,025	$33,885
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized. In August 2024, we received approval from the FDA for our next generation Inspire system, which we expect to fully launch in 2025. The balance of inventory related to our next generation Inspire system was $6.5 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. The reserve for excess and obsolete inventory was $1.5 million and $2.4 million as of June 30, 2024 and December 31, 2023, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	June 30, 2024	December 31, 2023
Computer equipment and software	$9,058	$2,601
Manufacturing equipment	15,298	7,245
Other equipment	2,157	1,842
Leasehold improvements	4,643	2,356
Construction in process	40,038	33,211
Property and equipment, cost	71,194	47,255
Less: accumulated depreciation and amortization	(9,493)	(7,271)
Property and equipment, net	$61,701	$39,984
Construction in process is comprised primarily of production equipment. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $1.4 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $10.4 million as of both June 30, 2024 and December 31, 2023, respectively. There were no adjustments to the carrying amount during either of the six months ended June 30, 2024 or 2023.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment, operating lease right-of-use assets, and strategic investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the six months ended June 30, 2024 or 2023.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Payroll related	$26,635	$33,875
Product warranty liability	1,431	1,100
Other accrued expenses	3,970	4,291
Total accrued expenses	$32,036	$39,266
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,388	$741	$1,100	$920
Provisions for warranty	263	151	798	283
Settlements of warranty claims	(220)	(132)	(467)	(443)
Balance at the end of the period	$1,431	$760	$1,431	$760
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
We recognize equity-based compensation expense for awards of equity instruments based on the grant date fair value of those awards as expense in the consolidated statements of operations and comprehensive income (loss). We estimate the fair value of stock options using the Black-Scholes option pricing model and the fair value of RSUs and PSUs is equal to the closing price of our common stock on the grant date. The fair value of each purchase under the employee stock purchase plan is estimated at the beginning of the offering period using the Black-Scholes option pricing model.
Stock-based compensation expense is recognized on a straight-line basis over the vesting term for stock options and RSUs, and over the vesting and performance period based on the probability of achieving the performance objectives for PSUs. We account for award forfeitures as they occur.
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $23.2 million and $25.3 million during the three months ended June 30, 2024 and 2023, respectively, and $48.8 million and $48.9 million during the six months ended June 30, 2024 and 2023, respectively.
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
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As we have historically incurred operating losses, we have recorded a full valuation allowance against our net deferred tax assets, and there is no provision for income taxes other than minimal state and foreign taxes, which includes a foreign tax provision relating to uncertain tax positions. Our policy is to record interest and penalties expense related to uncertain tax positions as other expense in the consolidated statements of operations and comprehensive income (loss).
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and changes in unrealized gains and losses due to interest rate fluctuations and other external factors on investments classified as available-for-sale, and foreign currency translation adjustments. Accumulated other comprehensive income (loss) is presented in the accompanying consolidated balance sheets as a component of stockholders' equity.
Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. For the periods presented with a net loss, diluted net loss per share is the same as basic net loss per share as all potentially dilutive shares consisting of outstanding stock options, unvested RSUs and PSUs, and shares issuable under our employee stock purchase plan were antidilutive in those periods.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. This authoritative guidance will be effective for us in fiscal 2024 for annual periods and in the first quarter of fiscal 2025 for interim periods, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.
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
In March 2024, the SEC issued climate-related disclosure rules, which the SEC has subsequently stayed pending ongoing legal challenges. If they survive litigation, the rules will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules will require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. We are in the process of analyzing the impact of the rules on our related disclosures.
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
The following table presents the lease balances within the consolidated balance sheets:

	June 30, 2024	December 31, 2023
Right-of-use assets:
Operating lease right-of-use assets	$22,189	$22,667
Operating lease liabilities:
Operating lease liabilities, non-current portion	$24,512	$24,846
As of June 30, 2024, the remaining lease terms were 10.9 years and the weighted average discount rate was 4.9%. The operating cash outflows from our operating leases were $0.7 million and $0.5 million for the three-month periods ended June 30, 2024 and 2023, respectively, and $1.3 million and $0.9 million for the six-month periods ended June 30, 2024 and 2023, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
4. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. We make voluntary matching contributions of 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock. Our matching contributions to the plan totaled $1.1 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $2.6 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.

5. Stock-Based Compensation
As of June 30, 2024, there were 4,765,711 shares reserved for issuance under our equity incentive plan, of which 1,462,624 shares were available for issuance.
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
Option Value and Assumptions

	Six Months Ended
	June 30,
	2024	2023
Weighted average fair value	$116.06	$154.11
Assumptions:
Expected term (years)	6.25	6.25
Expected volatility	58.6 - 60.8%	56.6 - 57.4%
Risk-free interest rate	3.95 - 4.71%	3.49 - 4.07%
Expected dividend yield	0.0%	0.0%
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
Expected Volatility — During the six months ended June 30, 2024, we based expected volatility on the historic volatility of our common stock. Prior to 2024, due to our limited company specific historical and implied volatility

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
data, we incorporated our historical stock trading volatility with those of a group of similar companies that are publicly traded for the calculation of volatility. When selecting this peer group, we generally selected companies with comparable characteristics, including enterprise value, stages of clinical development, risk profiles, position within the industry, and those with historical share price information sufficient to meet the expected life of the stock-based awards.
Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. government Treasury instruments with maturities similar to the expected term of our stock options.
Expected Dividend Yield — The expected dividend assumption is based on our history of not paying dividends and our expectation that we will not declare dividends for the foreseeable future.
Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	2,447,141	$152.17	7.0	$160,691
Granted	175,108	$195.77
Exercised	(176,638)	$53.21		$24,139
Forfeited/expired	(43,241)	$226.85
Outstanding at June 30, 2024	2,402,370	$161.28	6.6	$66,313
Exercisable at June 30, 2024	1,645,593	$131.83	5.8	$66,291
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. As of June 30, 2024, the amount of unearned stock-based compensation to be expensed from now through the year 2028 related to unvested stock options is $91.4 million, which we expect to recognize over a weighted average period of 2.4 years.
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

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2023	201,070	$235.47	$40,904
Granted	490,918	$191.87
Vested	(62,525)	$244.75	$12,368
Forfeited	(24,907)	$207.57
Unvested at June 30, 2024	604,556	$200.26	$80,908

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of award vesting. As of June 30, 2024, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2027 related to unvested RSUs was $104.1 million which we expect to recognize over a weighted average period of 2.4 years.
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
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2023	168,969	$248.19	$34,373
Granted	178,525	$198.39
Forfeited	(13,781)	$228.51
Unvested at June 30, 2024	333,713	$222.36	$44,661
The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of June 30, 2024, there was $46.6 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of approximately 2.0 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. There were 1,217,973 shares available for future issuance under the ESPP as of June 30, 2024. The current purchase period under the ESPP began on July 1, 2024 and ends December 31, 2024.

6. Income Taxes
At both June 30, 2024 and December 31, 2023, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $1.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $1.7 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. The income tax expense reflects state and foreign income tax expense in both of the six months ended June 30, 2024 and June 30, 2023.
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
We had $0.1 million of tax payable on unrecognized tax positions as of both June 30, 2024 and December 31, 2023.
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
We sell our Inspire system to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe and Japan through a direct sales organization, and in Singapore and Hong Kong through distributors. Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$187,808	$144,749	$343,579	$269,234
All other countries	8,077	6,343	16,316	9,755
Total revenue	$195,885	$151,092	$359,895	$278,989
Long-lived tangible assets by geographic location were as follows:

	June 30, 2024	December 31, 2023
United States	$60,792	$39,916
All other countries	909	68
Total long-lived tangible assets	$61,701	$39,984

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
8. Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. For the periods presented with a net loss, diluted net loss per share is the same as basic net loss per share as all of the following potentially dilutive shares were antidilutive in those periods.
The following common stock-based awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive:

	June 30,
	2024	2023
Common stock options outstanding	2,402,370	2,716,418
Unvested restricted stock units	604,556	188,402
Total	3,006,926	2,904,820

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

10. Commitments and Contingencies
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, Inspire and two of its executive officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the District of Minnesota, captioned City of Hollywood Firefighters’ Pension Fund v. Inspire Medical Systems, Inc., et. al., Court File No. 0:23-cv-03884 (the "City of Hollywood Lawsuit"). The plaintiff filed an amended complaint on April 19, 2024, which alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, which alleged violations relate to certain prior disclosures of Inspire about the effectiveness of a program intended to help certain customers establish independence in seeking prior authorization from payors for our Inspire therapy. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired Inspire common stock between May 3, 2023 and November 7, 2023. The plaintiff seeks damages and other relief, including attorneys' fees and costs. The defendants are vigorously defending this lawsuit. On June 28, 2024, the defendants moved to dismiss the amended complaint in its entirety.
On July 16, 2024, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of Inspire against certain of our present and former officers and directors and Inspire (as a nominal defendant), captioned Lawrence Hollin v. Herbert, et al., Court File No. 0:24-cv-02716 (the “Hollin Lawsuit”). The Hollin Lawsuit arises out of the same subject matter as the City of Hollywood Lawsuit and alleges the following claims under common law and the Exchange Act: (1) breach of fiduciary duty; (2) unjust enrichment; (3) waste of corporate assets; and (4) as against the officer defendants, contribution under Sections 10(b) and 21D of the Exchange Act. The lawsuit seeks unspecified damages. The defendants intend to vigorously defend this lawsuit.

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

Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA, EU MDR, and PDMA-approved neurostimulation technology of its kind that provides a safe and effective treatment for moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. In addition, patients in the U.S., Japan, Singapore, and Hong Kong must have been confirmed to fail or be unable to tolerate positive airway pressure treatments, such as CPAP, and be 18 years of age or older, though there are no similar requirements for patients in Europe.
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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed the cost required to treat each patient through various third-party payors, such as commercial payors and government agencies. Our Inspire system is currently reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial payors, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of August 6, 2024, we have secured positive coverage policies with many U.S. commercial payors, including virtually all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors provide coverage of Inspire therapy when certain coverage criteria are met.
The procedures performed to implant, revise, or explant our device are described for billing purposes in the U.S. with Category I Current Procedural Terminology (“CPT”) codes (64582, 64583, and 64584, respectively). A Category I code (42975) is also used for Drug-Induced Sleep Endoscopy ("DISE") to evaluate sleep disordered breathing, which may be a necessary procedure to determine which patients are appropriate for Inspire therapy. In July 2024, the 2025 proposed Medicare reimbursement payments were announced. The Medicare national average 2025 payment to implant our device in a hospital outpatient site of service is $30,198,an increase of 2% from the 2024 rate. The 2025 Medicare national average ASC reimbursement is $25,620, an increase of 3% from the prior year amount. The 2025 Medicare national average physician reimbursement is $816 for implantation of a hypoglossal nerve stimulator, a 2% decrease over the 2024 payment. The reimbursement for the DISE procedure in the hospital setting is $1,723, a 7% increase over the prior year amount. In the ASC setting, the reimbursement for the DISE procedure is $791, a 4% increase from the 2024 amount. The 2025 Medicare national average physician reimbursement for the DISE procedure is $94, a 3% decrease over the prior year amount. The proposed reimbursement rates will be reviewed by the Centers for Medicare & Medicaid Services ("CMS") in conjunction with the annual Medicare rulemaking cycle with final decisions expected in November 2024.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
For the six months ended June 30, 2024, 95.5% of our revenue was derived in the U.S. and 4.5% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue during the six months ended June 30, 2024.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. We have experienced supply disruptions that began during the COVID-19 pandemic, but to date we have managed to avoid major delays in implant procedures due to those issues. During the third quarter of 2023, we experienced an inventory supply issue related to our polyurethane-based stimulation leads, one component of the Inspire system used only in the European market at that time. In 2022, the FDA approved our silicone-based stimulation and sensing leads in the U.S., which replaced the polyurethane versions of the leads, and we stopped manufacturing polyurethane leads. We applied for European Union ("EU") Medical Devices Regulation ("MDR") certification in December 2021, which we received in July 2024, following industry-wide delays in the process. In the interim, we had received a derogation pursuant to Article 59 of the EU MDR from the Dutch, German, Swiss, Belgian, and Austrian competent authorities, and the British equivalent, i.e. exceptional use authorization, from the United Kingdom national competent authority, allowing us to continue to place the silicone-based leads on the market in those countries until various dates in 2024 or until we received certification under the EU MDR, whichever occurred first. Now that we have obtained certification under the EU MDR, silicone leads may be marketed throughout the EU. During the fourth quarter of 2023 and extending into early 2024, the delay in certification and the shortage of polyurethane-based stimulation leads caused delays to implant procedures which adversely affected our business in Europe, including a reduction in our European revenue, and thereby our consolidated revenue. We estimate the impact during the fourth quarter of 2023 was approximately $4.0 million in lost revenue opportunity, most of which we believe was recovered during the first half of 2024.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended June 30, 2024, we generated revenue of $195.9 million with a gross margin of 84.8% and had a net income of $9.8 million compared to revenue of $151.1 million with a gross margin of 83.9% and a net loss of $12.0 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, we generated revenue of $359.9 million with a gross margin of 84.8% and had a net loss of

$0.2 million compared to revenue of $279.0 million with a gross margin of 84.2% and a net loss of $27.4 million for the six months ended June 30, 2023. Our accumulated deficit as of June 30, 2024 was $345.6 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generations of the Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries and the Asia Pacific region. For example, in August 2024, we received approval from the FDA for our next generation Inspire system, which we expect to fully launch in 2025. In June 2023, we received approval from the FDA on an expanded indication which includes an increase on the upper limit of the Apnea Hypopnea Index to 100 events per hour from 65, and raises the Body Mass Index ("BMI") warning in the labeling to 40 from 32, and we also received FDA approval of our new physician programmer, called the SleepSync™ programmer, which we expect to formally launch in the U.S. in the second half of 2024. In March 2023, we received FDA approval to offer Inspire therapy to certain pediatric patients with Down syndrome.
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
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S., European, and Japanese sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets. During the three months ended June 30, 2024, we added 12 new U.S. sales territories, bringing our total to 310 U.S. sales territories as of June 30, 2024. During that same period, we activated 81 new U.S. medical centers, bringing the total to 1,316 U.S. medical centers implanting Inspire therapy as of June 30, 2024.
During 2023 and into the first half of 2024, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, continued to gain popularity as a weight-loss drug. OSA is a multifactorial disease with many independent factors including age, gender, weight, and neck circumference. Inspire is designed to address anteroposterior airway collapse, also known as tongue base collapse. Additionally, patients with a higher BMI are subject to a larger neck circumference and present predominantly with lateral-wall collapse. A combination of tongue base collapse and lateral-wall collapse is identified as a complete concentric collapse of the upper airway. Inspire is contraindicated for complete concentric collapse. On April 17, 2024, Eli Lilly and Company ("Lilly") published headline results from its SURMOUNT-OSA trial demonstrating a 50.7% reduction in Apnea-Hypopnea Index ("AHI") for patients in the therapy arm of the study using tirzepatide, a GLP-1 injection. Subsequently, on June 21, 2024, Lilly published additional results from its SURMOUNT-OSA trial demonstrating 43% of participants treated with tirzepatide at the highest dose met criteria for disease resolution. In this context, "disease resolution" means achieving an AHI of fewer than 5 events per hour, or an AHI of 5 to 14 events per hour and an Epworth Sleepiness Scale ("ESS") score of ≤10. ESS is a standard questionnaire designed to assess excessive daytime sleepiness. Given a baseline AHI of 50.3, and based on these results, we believe that most patients enrolled in the study will continue to have residual moderate to severe OSA that will require treatment and fall within Inspire’s FDA-approved indication. While weight loss may help reduce a patient’s AHI and other OSA symptoms, numerous other studies have shown that weight loss alone will not resolve OSA for the vast majority of patients. We expect GLP-1s may help patients address their lateral wall collapse, making them a potential candidate for Inspire therapy to the extent they also have tongue base collapse. Based on our ongoing ADHERE patient registry, the average BMI of patients treated with Inspire therapy is 29 and the American Academy of Sleep Medicine guidelines recommend weight loss prior to surgery for patients with BMI over 35 and nonsurgical solutions for patients with BMI over 40. Therefore, we believe there is not a notable overlap between the Inspire patient population and the patient population being treated with GLP-1s today. While we cannot quantify the impact, we believe that there could be a benefit to our business as a result of GLP-1s, although there can be no assurance of such benefit at this time.
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
Our revenue has fluctuated, and may continue to fluctuate, from quarter to quarter due to a variety of factors. For example, we have historically experienced seasonality in our first and fourth quarters, and have experienced adverse impacts on our revenue due to the prior delay in obtaining EU MDR approval of our silicone-based leads and foreign currency exchange rates. In addition, we believe our revenue growth has been adversely impacted by lack of ENT surgeon capacity. If such impacts continue, our revenue growth may be further adversely impacted.
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

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$195,885	$151,092	$44,793	29.6%	$359,895	$278,989	$80,906	29.0%
Cost of goods sold	29,843	24,252	5,591	23.1%	54,600	44,140	10,460	23.7%
Gross profit	166,042	126,840	39,202	30.9%	305,295	234,849	70,446	30.0%
Gross margin	84.8%	83.9%			84.8%	84.2%
Operating expenses:
Research and development	28,859	30,821	(1,962)	(6.4)%	57,709	56,340	1,369	2.4%
Selling, general and administrative	132,084	112,618	19,466	17.3%	257,705	214,606	43,099	20.1%
Total operating expenses	160,943	143,439	17,504	12.2%	315,414	270,946	44,468	16.4%
Operating income (loss)	5,099	(16,599)	21,698	(130.7)%	(10,119)	(36,097)	25,978	(72.0)%
Other income, net	(5,747)	(4,861)	(886)	18.2%	(11,610)	(9,151)	(2,459)	26.9%
Income (loss) before income taxes	10,846	(11,738)	22,584	(192.4)%	1,491	(26,946)	28,437	(105.5)%
Income taxes	1,053	214	839	392.1%	1,703	430	1,273	296.0%
Net income (loss)	$9,793	$(11,952)	$21,745	(181.9)%	$(212)	$(27,376)	$27,164	(99.2)%
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue
Revenue increased $44.8 million, or 29.6%, to $195.9 million for the three months ended June 30, 2024 compared to $151.1 million for the three months ended June 30, 2023. These results reflect an increase in sales of our Inspire system of $43.1 million in the U.S. and an increase of $1.7 million outside of the U.S. compared to the same prior year period. Overall revenue growth was primarily due to increased market penetration in existing centers, expansion into new territories and centers, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints.
Revenue information by region is summarized as follows:

	Three Months Ended June 30,
	2024		2023		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$187,808	95.9%	$144,749	95.8%	$43,059	29.7%
All other countries	8,077	4.1%	6,343	4.2%	1,734	27.3%
Total revenue	$195,885	100.0%	$151,092	100.0%	$44,793	29.6%
Revenue generated in the U.S. was $187.8 million for the three months ended June 30, 2024, an increase of $43.1 million, or 29.7%, compared to the three months ended June 30, 2023. Revenue growth in the U.S. was primarily due to increased market penetration in existing centers, the expansion into new territories and centers, and, we believe, increased physician and patient awareness of our Inspire system.

Revenue generated outside of the U.S. was $8.1 million in the three months ended June 30, 2024, an increase of $1.7 million, or 27.3%, compared to the three months ended June 30, 2023. Revenue growth outside of the U.S. was primarily due to increased market penetration in existing centers, the expansion of our European sales representatives into new territories and centers, increased sales in the Asia Pacific region, and, we believe, increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $5.6 million, or 23.1%, to $29.8 million for the three months ended June 30, 2024 compared to $24.3 million for the three months ended June 30, 2023. The increase was primarily due to product costs associated with the higher sales volume of our Inspire system experienced during the second quarter of 2024. Cost of goods sold for the three months ended June 30, 2023 was negatively impacted by additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads.
Gross margin increased to 84.8% for the three months ended June 30, 2024 from 83.9% for the three months ended June 30, 2023. This increase was primarily due to increased sales volume and manufacturing efficiencies. Gross margin for the three months ended June 30, 2023 was negatively impacted by additional manufacturing costs associated with the transition of manufacturing lines to produce our new silicone-based leads.
Research and Development Expenses
Research and development expenses decreased $2.0 million, or 6.4%, to $28.9 million for the three months ended June 30, 2024 compared to $30.8 million for the three months ended June 30, 2023. This change was primarily due to a decrease of $7.9 million in ongoing research and development costs compared to the prior year period, primarily with respect to our next generation versions of the Inspire neurostimulator and our SleepSync™ platform, partially offset by an increase of $5.7 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and an increase of $0.2 million in regulatory and clinical studies expenses and quality compliance fees.
Selling, General and Administrative Expenses
SG&A expenses increased $19.5 million, or 17.3%, to $132.1 million for the three months ended June 30, 2024 compared to $112.6 million for the three months ended June 30, 2023. The primary driver of this change was an increase of $18.8 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, general corporate costs increased $1.9 million primarily due to computer equipment and software expense, bank fees, and depreciation expense, as well as an increase in travel expenses of $0.9 million, partially offset by marketing expenses which decreased by $2.1 million, which amount was primarily attributable to reduced direct-to-consumer initiatives.
Other Income, Net
Other income, net increased by $0.9 million, or 18.2%, to $5.7 million for the three months ended June 30, 2024 compared to $4.9 million for the three months ended June 30, 2023. The change was primarily due to an increase of $1.0 million in interest and dividend income due to higher interest rates on our higher cash, cash equivalents, and investment balances, partially offset by an increase of $0.1 million in foreign currency translation and remeasurement losses.
Income Taxes
We recorded a provision for incomes taxes of approximately $1.1 million and $0.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively. This change was primarily due to an increase in state and local taxes.

Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue
Revenue increased $80.9 million, or 29.0%, to $359.9 million for the six months ended June 30, 2024 compared to $279.0 million for the six months ended June 30, 2023. The increase was attributable to a $74.3 million increase in sales of our Inspire system in the U.S and an increase of $6.6 million outside of the U.S. Overall revenue growth was primarily due to increased market penetration in existing centers, expansion into new territories and centers, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints.
Revenue information by region is summarized as follows:

	Six Months Ended June 30,
	2024		2023		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$343,579	95.5%	$269,234	96.5%	$74,345	27.6%
All other countries	16,316	4.5%	9,755	3.5%	6,561	67.3%
	$359,895	100.0%	$278,989	100.0%	$80,906	29.0%
Revenue generated in the U.S. was $343.6 million for the six months ended June 30, 2024, an increase of $74.3 million, or 27.6%, compared to the six months ended June 30, 2023. Revenue growth in the U.S. was primarily due to increased market penetration in existing centers, the expansion into new territories and centers, and, we believe, increased physician and patient awareness of our Inspire system.
Revenue generated outside of the U.S. was $16.3 million for the six months ended June 30, 2024, an increase of $6.6 million, or 67.3%, compared to the six months ended June 30, 2023. As noted above, during the fourth quarter of 2023, not having received EU MDR certification of our silicone-based stimulation lead and the resulting shortage of polyurethane-based stimulation leads had an estimated adverse impact on European revenue during that period of approximately $4.0 million. The revenue increase experienced during the first half of 2024 was partially due to the recovery of some of the estimated $4.0 million of revenue opportunity from the fourth quarter of 2023. Other factors contributing to revenue growth were increased market penetration in existing centers, the expansion of our European sales representatives into new territories and centers, increased sales in the Asia Pacific region, and, we believe, increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $10.5 million, or 23.7%, to $54.6 million for the six months ended June 30, 2024 compared to $44.1 million for the six months ended June 30, 2023. The increase was primarily due to product costs associated with the higher sales volume of our Inspire system experienced during the first half of 2024. Cost of goods sold for the six months ended June 30, 2023 was negatively impacted by additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads.
Gross margin increased to 84.8% for the six months ended June 30, 2024 from 84.2% for the six months ended June 30, 2023. Gross margin for the six months ended June 30, 2023 was negatively impacted by additional costs associated with the transition of manufacturing lines to produce our new silicone-based leads.
Research and Development Expenses
Research and development expenses increased $1.4 million, or 2.4%, to $57.7 million for the six months ended June 30, 2024 compared to $56.3 million for the six months ended June 30, 2023. This change was primarily due to an increase of $11.0 million of compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense and $0.3 million of in regulatory and clinical studies expenses and quality compliance fees, partially offset by a decrease of $9.9 million in ongoing research and development costs, primarily with respect to our next generation versions of the Inspire neurostimulator and our SleepSync™ platform.
Selling, General and Administrative Expenses
SG&A expenses increased $43.1 million, or 20.1%, to $257.7 million for the six months ended June 30, 2024 compared to $214.6 million for the six months ended June 30, 2023. The primary driver of this change was an increase of $34.2 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, general corporate costs increased $4.9 million primarily due to computer equipment and software expense, bank fees, and depreciation expense, as well as an increase in travel expenses of $2.8 million, and an increase of $1.2 million of marketing expenses primarily consisting of direct-to-consumer initiatives.
Other Income, Net
Other income, net increased by $2.5 million, to $11.6 million for the six months ended June 30, 2024 compared to $9.2 million for the six months ended June 30, 2023. This change was primarily due to an increase of $2.6 million in interest and dividend income due to higher interest rates on our higher cash, cash equivalents and investment balances, partially offset by an increase of $0.1 million in foreign currency translation and remeasurement losses.
Income Taxes
We recorded a provision for income taxes of $1.7 million and $0.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively. This change was primarily due to an increase in state and local taxes.

Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents, and available-for-sale debt securities of $466.0 million, a decrease of $3.5 million from $469.5 million as of December 31, 2023. Working capital totaled $541.5 million as of June 30, 2024, an increase of $25.9 million from December 31, 2023. We define working capital as current assets less current liabilities. The increase in working capital was primarily due to the following factors:
•a $25.1 million increase in inventory balances, which increased as supply chain issues eased;
•a $19.2 million increase in prepaid expense and other current assets which increased primarily due to dividends receivable on investments;
•a $7.2 million decrease in accrued expenses, which decreased primarily due to the payment of year-end bonuses and commissions;
•a $5.2 million decrease in accounts payable, generally due to decreased direct-to-consumer marketing spend in the second quarter of 2024; and
•a $2.5 million increase in cash and cash equivalents, primarily due to cash provided by operations and proceeds from the exercise of stock options.
The increase in working capital was partially offset by the following factors:
•a $23.2 million decrease in short-term available-for-sale investments, the proceeds of which were primarily used to purchase long-term available-for-sale investments; and
•a $10.2 million decrease in accounts receivable due to lower sales which occurred during the second quarter of 2024 versus the fourth quarter of 2023.
We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of our Inspire system and registered offerings of our common stock.

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At June 30, 2024, we had $144.5 million in money market funds, $232.6 million in U.S. government securities, and $45.3 million in corporate debt securities, certificates of deposit, commercial paper, and asset-backed securities. See Note 2 to our unaudited consolidated financial statements in this Quarterly Report for additional information on our investments.
In the six months ended June 30, 2024, our SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases during the remainder of 2024. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in 2024, primarily related to the ongoing development of the SleepSync™ platform and next generation products.
We spent $24.1 million on purchases of property and equipment in the six months ended June 30, 2024, mainly on testing systems and production equipment for our next generation Inspire system, our SleepSync™ platform, computer hardware and software, and leasehold improvements. We anticipate further capital expenditures in 2024, primarily for additional production equipment and our SleepSync™ platform, computer hardware and software, and leasehold improvements on our corporate office buildings.
As of June 30, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
We believe that our existing cash and cash equivalents and investments, which totaled $466.0 million as of June 30, 2024, together with cash flows from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.
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

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$8,782	$3,748
Investing activities	(13,915)	1,142
Financing activities	7,855	20,565
Effect of exchange rate on cash	(224)	4
Net increase in cash and cash equivalents	$2,498	$25,459
Operating Activities
The net cash provided by operating activities was $8.8 million for the six months ended June 30, 2024 and consisted of a net loss of $0.2 million, non-cash charges of $55.5 million, and a decrease in net operating assets of $46.5 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more equity awards to a greater number of employees as compared to the same prior-year period. The remainder of the non-cash charges included accretion of investment discount due to higher investment balances, depreciation and amortization expense which increased with additional purchases of property and equipment, non-cash lease expense, the benefit for estimated credit losses related primarily to accounts receivable with two healthcare systems, and stock issued for services rendered. Operating assets include inventories, which increased as supply chain constraints eased, and accounts receivable, which decreased due to collections on the higher sales volume we typically experience late in the fourth quarter. Operating assets also include prepaid expenses and other current assets, which increased primarily due to dividends receivable on our investments. Operating liabilities include accounts payable, which decreased generally due to reduced direct-to-consumer marketing spend in the second quarter of 2024, and accrued expenses, which decreased primarily due to the payment of year-end bonuses and commissions.
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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $13.9 million and consisted primarily of the purchase of investments of $112.0 million and the purchases of property and equipment of $24.1 million, mainly for testing systems and production equipment for our next generation Inspire system, our SleepSync™ platform, computer hardware and software, and leasehold improvements, partially offset by the proceeds from sales or maturities of investments of $122.2 million.

Net cash provided by investing activities for the six months ended June 30, 2023 was $1.1 million and consisted of the proceeds from sales or maturities of investments of $10.0 million, offset by the purchases of property and equipment of $8.6 million, and the purchase of strategic investments of $0.3 million.
Financing Activities
Net cash provided by financing activities was $7.9 million for the six months ended June 30, 2024 and consisted of $9.1 million in proceeds from the exercise of stock options and $3.4 million in proceeds from the issuance of common stock from our Employee Stock Purchase Plan ("ESPP"), partially offset by $4.7 million of taxes paid on net share settlement of equity awards.
Net cash provided by financing activities was $20.6 million for the six months ended June 30, 2023 and consisted of $20.5 million in proceeds from the exercise of stock options and $2.8 million in proceeds from the issuance of common stock from our ESPP, partially offset by $2.7 million of taxes paid on net share settlement of equity awards.

Contractual Obligations and Commitments
There have been no material changes to our short-term and long-term anticipated cash requirements under contractual obligations from those described in our Annual Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report. We have reviewed and determined that those critical accounting policies and estimates discussed in our Annual Report remain our critical accounting policies and estimates as of and for the six months ended June 30, 2024.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our unaudited consolidated financial statements contained in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% change in interest rates would have impacted interest and dividend income on our consolidated financial statements by approximately $2.2 million and $2.0 million during the six months ended June 30, 2024 and 2023, respectively.
Credit Risk, Foreign Currency Risk, and Inflation Risk
For market risks related to changes in credit, foreign currency, and inflation, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report. Our exposure to these risks has not materially changed from those disclosed in our Annual Report, other than as described below.
As of June 30, 2024 and December 31, 2023, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits. Market conditions can impact the viability of where our cash is held. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During 2023 and into the first half of 2024, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, continued to gain popularity as a weight-loss drug. Use of GLP-1s, or similar treatments, if approved for use for these clinical indications may directly or indirectly treat OSA. Additionally, GLP-1s are currently being clinically evaluated as a potential treatment for OSA. For example, on June 21, 2024, Eli Lilly announced that, following the release of results from its SURMOUNT-OSA phase 3 clinical trials, it has submitted its GLP-1 drug candidate, tirzepatide, for the potential treatment of moderate-to-severe OSA and obesity to the FDA and plans to initiate submissions for other global regulatory agencies in the near term. Although we believe that there could be a benefit to our business as a result of GLP-1s, there can be no assurance of such benefit at this time. If GLP-1s are successful in treating OSA in an indication for which Inspire therapy is approved, demand for our Inspire system could be reduced.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
(a) None.
(b) None.
(c) Adoption or Termination of Trading Arrangements by Directors and Executive Officers

Name	Title	Action	Rule 10b5-1 Adoption/Termination Date	Aggregate Number of Shares of Common Stock to be Sold		Expiration Date
Randall A. Ban	Chief Commercial Officer	Adopt	May 16, 2024	21,000		October 15, 2024
John C. Rondoni	Chief Technology Officer	Adopt	May 23, 2024	21,832	(1)	May 30, 2025
Shawn T McCormick	Director	Adopt	May 24, 2024	1,050		May 23, 2025
(1) This number includes shares of our common stock issuable pursuant to unvested restricted stock units (“RSU”) that are scheduled to vest during the term of the 10b5-1 plan, subject to time-based vesting conditions set forth in the applicable RSU award agreement. This number also includes shares of our common stock issuable pursuant to performance stock units (“PSU”) that may vest during the term of the 10b5-1 plan, subject to the achievement of certain performance conditions as set forth in the applicable PSU agreement. The actual number of PSUs that vest following the end of the applicable performance period, if any, and therefore the resulting shares of our common stock available for sale under the plan will depend on the attainment of the performance metrics. Also, shares of our common stock issuable pursuant to vested RSUs and PSUs will be subject to tax withholding obligations that may reduce the net shares actually issued and therefore available for sale under the applicable plan; however, the maximum aggregate gross number of shares of our common stock included in the applicable plan is reported in this table without reduction for such future tax obligations and assuming maximum achievement of the performance conditions under the PSUs.

There were no other "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K, adopted, modified or terminated by the Company’s directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended June 30, 2024.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018

10.1	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy	10-Q	001-38468	10.1	5/7/2018

10.2	Employment Agreement between the Company and Melissa Mann					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.

Date:	August 6, 2024	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer, and Chairperson
(principal executive officer)

Date:	August 6, 2024	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)