Form 10-K
period 2024-12-31
Inspire Medical Systems, Inc.
filed 2025-02-10
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $3,929,568,386, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on such date.
As of February 3, 2025, the registrant had 29,669,407 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, the impact of macroeconomic trends on our business, financial results and financial position, prospective products, international product approvals and commercializations, our expectations regarding the final reimbursement levels for Inspire therapy procedures, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, human capital initiatives, pay equity reviews, environmental, social, and governance reporting, our sales and marketing initiatives, potential supply chain disruptions, and the plans and objectives of management for future operations.
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
•competitive companies, technologies and pharmaceuticals in our industry;
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

PART I

Item 1. Business.
Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA, European Union ("EU") Regulation No. 2017/745 ("MDR" or "EU Medical Devices Regulation"), and Japan Pharmaceuticals and Medical Devices Agency-approved neurostimulation technology of its kind that provides a safe and effective treatment for patients with moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. A significant body of clinical data, which includes a publication in the New England Journal of Medicine, multiple publications in leading respiratory, ear, nose and throat ("ENT") and sleep medicine journals, and more than 350 peer-reviewed publications, supports the safety and efficacy of Inspire therapy. Inspire therapy received premarket approval ("PMA") from the FDA in 2014 and has been commercially available in certain European markets since 2011. Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in 2018. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. Physicians have treated more than 90,000 patients with Inspire therapy at over 1,575 medical centers across the United States ("U.S."), Europe, and Asia.
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
We believe that there continues to be both an urgent clinical need and a strong market opportunity for an alternative to CPAP that is effective and minimally invasive. Data shows that patients with CPAP intolerant OSA have a higher risk for mortality than patients with CPAP-tolerant OSA and higher healthcare utilization rates based on increased cardiovascular health risks. Two recent findings published in 2022 from Medicare and the French national healthcare insurance databases have demonstrated, in large national cohorts, risks of CPAP intolerance. Specifically, Medicare patients with CPAP intolerance had higher risks of new cardiovascular events than those who were adherent. Similarly, the French national reimbursement database showed that in over 176,000 patients, CPAP non-adherent patients had a higher risk for mortality and new onset of heart failure than those who were adherent. These findings show the urgency of treating CPAP-intolerant OSA to improve patient outcomes and potentially reduce healthcare utilization.
Inspire therapy is an innovative, closed-loop, minimally invasive solution designed to provide comfort and convenience, and which results in high compliance for patients with moderate to severe OSA. Once implanted, the Inspire system delivers electrical stimulation that causes a slight forward movement of the back of the tongue, which helps to maintain an open airway, enabling the patient to inhale freely without interruption. We believe our Inspire therapy provides the following benefits:

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
Our pivotal STAR trial was designed to demonstrate longitudinal therapy efficacy and included a randomized controlled therapy withdrawal study. The longitudinal study demonstrated an approximately 70% reduction in the median AHI in patients with moderate to severe OSA from a baseline of 29.3 events per hour to 9.0 events per hour at 12 months following initial treatment. STAR trial follow-up has shown results similar to the initial data at 18 months, three years, and five years following initial treatment. At five years, median AHI in patients with moderate to severe OSA remained low at 6.2 events per hour. The effectiveness of Inspire therapy was further demonstrated by the results of the randomized controlled therapy withdrawal study, in which patients in the therapy withdrawal group regressed to near-baseline AHI levels while patients in the control group that continued therapy experienced sustained therapeutic benefits.
In addition to the STAR trial, we have established a global real-world patient registry ("ADHERE") to collect data on safety, effectiveness, weekly usage, overall compliance, and satisfaction from patients who have been implanted with an Inspire system for one year after implant. The target enrollment of 5,000 patients was achieved in 2024 and patient follow-up is ongoing. For more details on ADHERE, please see the section titled "Clinical Results and Studies—ADHERE Patient Registry" below.
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe through a direct sales organization, and we sell our Inspire system in Japan and Singapore through distributors. As of December 31, 2024, we had 335 sales territories in the U.S. and 25 outside of the U.S. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians, and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy.
Our U.S. customers are generally reimbursed for the cost of patient treatment by various third-party payors, such as commercial insurance providers and Medicare. We have secured positive coverage policies with many U.S. commercial payors, including all large national commercial insurers, encompassing approximately 260 million covered lives in the U.S. We are in active discussions with regional commercial insurers to establish additional positive coverage policies, as well as modify existing positive coverage policies to support reimbursement of Inspire therapy. In parallel, a subset of our market access team, which we refer to as our prior authorization team, is focused on assisting patients and physicians in obtaining prior authorization approvals from commercial payors on a case-by-case basis in advance of treatment with our Inspire therapy. In addition, all seven Medicare

Administrative Contractors ("MACs") provide coverage of Inspire therapy when certain medical necessity criteria are met. We also have a U.S. government contract for patients who are treated by the Veterans Health Administration.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
Our Competitive Strengths
We believe the continued growth of our company will be driven by the following competitive strengths:
•First to market with an innovative, closed-loop, minimally invasive solution. We have developed the first and only FDA-approved neurostimulation technology that provides a safe and effective treatment for patients with moderate to severe OSA who have been confirmed to fail or cannot tolerate PAP treatments, such as CPAP. We received a PMA from the FDA in 2014 for our Inspire therapy. Unlike CPAP, which is limited by low patient compliance primarily due to patient discomfort with the mask or device, our innovative, closed-loop, minimally invasive solution is designed to provide comfort and convenience, resulting in high compliance for patients with moderate to severe OSA. We believe we have a significant first mover advantage and momentum over future competitors, as physicians have treated more than 90,000 patients with Inspire therapy.
•Significant body of strong clinical data. We have developed a significant body of clinical data that demonstrates the safety and effectiveness, therapy adherence, and long-term sustained benefits of our Inspire therapy. The benefits of treatment with Inspire therapy have been consistent across seven sponsored and more than 100 independent clinical studies that evaluated several thousand patients and have been highlighted in more than 350 peer-reviewed publications. Data reported in these clinical studies also demonstrated a high level of overall patient satisfaction. We believe this favorable data provides us with a significant competitive advantage and will continue to support increased adoption of our Inspire therapy.
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
•Dedicated team focused on providing market access for patients and providers. We have a refined, efficient approach to advance patients, once identified, to placement of the Inspire system. When required, our dedicated prior authorization team helps patients and providers work with commercial payors to secure prior authorization approvals in advance of initial treatment. In addition, by highlighting the compelling clinical data and the value of our Inspire therapy, the market access team proactively works with payors to establish positive coverage policies where needed and update policies to match the FDA criteria where a policy already exists. This highly effective team has been successful in helping providers and patients to secure reimbursement from hundreds of commercial payors to date, and positive coverage policies from most U.S. commercial payors, including all large national payors.
•Strong research and development capabilities and comprehensive intellectual property portfolio. Our commitment to driving innovation has allowed us to achieve continuous, significant improvements of our Inspire therapy. For example, in 2024, we received approval from the FDA for our next generation

Inspire system, which we expect to fully launch in the U.S. in 2025. We have a comprehensive patent portfolio to protect our intellectual property and technology, with rights as of December 31, 2024 to 98 issued U.S. patents, 72 issued foreign patents, 67 pending U.S. patent applications, and 69 pending foreign patent applications that cover aspects of our Inspire system and future product concepts.
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
•Promote awareness of and reliance on Inspire therapy among patients, ENT physicians, sleep centers, and referring physicians. We believe that many patients who have failed or cannot tolerate CPAP are unaware of our Inspire therapy as a safe and effective alternative treatment for moderate to severe OSA. We intend to continue to promote awareness of our therapy through training and educating ENT physicians, sleep centers, key opinion leaders, and various medical societies on the proven clinical benefits of Inspire therapy. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals and online, and to present at various industry conferences. We also plan to continue building patient awareness through our direct-to-consumer marketing initiatives, which include paid online search, radio, social media, television, and online videos.
•Expand our sales and marketing organization to facilitate adoption of our Inspire therapy. We plan to continue to expand our sales and marketing organization and seek to recruit and train exceptionally talented sales representatives in existing and new markets to help facilitate further adoption and broaden awareness of our Inspire therapy. Our success to date in developing new markets has been primarily due to our ability to identify new regions with high volume medical centers, educate ENT and sleep physicians, help generate steady patient demand, and provide sufficient support staff to our sales representatives. We believe investing in a scalable, efficient direct sales force and continuing the development of our marketing efforts will help us broaden adoption of our Inspire therapy and drive revenue growth.
•Drive an increase in utilization of Inspire therapy at established centers. In addition to continuing to expand our footprint more broadly, we will also focus on building stronger and deeper relationships with customers. We have extensive learnings through our years of pioneering our hypoglossal nerve stimulation therapy, which we intend to use to educate providers on strategies that allow them to improve their identification and potential treatment of moderate-severe OSA patients.
•Invest in research and development to drive innovation and expand indications. Our foundational commitment to driving innovation and improving patient lives fuels our desire for continuous product development. We intend to invest in existing and next generation technologies to further improve our products and clinical outcomes, optimize patient acceptance and comfort, and broaden the patient population that can benefit from our Inspire therapy. Recent examples of our product innovation include the next generation of the Inspire system and our SleepSync™ programmer as discussed above. We have launched a cloud-based patient management system called the SleepSync™ platform (formerly referred to as Inspire Cloud), which allows physicians to monitor patient compliance and more efficiently coordinate patient care, and the Inspire Sleep app for patients' smartphones. A recent example of our efforts to expand our label indications for the Inspire system include obtaining FDA approval in 2023 to offer Inspire therapy to certain pediatric patients with Down syndrome. Additionally in 2023, we received approval from the FDA on an expanded indication which includes an increase on the upper limit of the AHI to 100 events per hour from 65 and raises the BMI warning in the labeling to 40 from 32.
•Further penetrate and expand into existing and new international markets. We plan to continue to establish and strengthen our presence internationally. Our goal is to further increase sales of our Inspire therapy in existing international markets in Europe, including Germany, France, and the Netherlands, and in the Asia Pacific region, including Japan, Singapore, and Hong Kong. We also plan to expand our reach to markets in new regions, such as Thailand and South Korea. We plan to strategically invest in new markets based on our assessment of market size and opportunity and prospects for compelling reimbursement coding and coverage.
Our Solution for OSA
Overview of Inspire Therapy
Our proprietary Inspire system is the first and only FDA-approved closed-loop neurostimulation technology that provides a safe and effective treatment for patients with moderate to severe OSA. Both our Inspire IV and Inspire V systems consists of a remote control and the following implantable components (except as otherwise noted):
•in the Inspire IV system, a pressure sensing lead, which detects when the patient is attempting to breathe;
•a neurostimulator, which houses the electronics, battery power for the device, and, as to the Inspire V system, a respiratory sensor; and
•a stimulation lead, which delivers electrical stimulation to the hypoglossal nerve.
A respiratory sensor is used to monitor the patient’s breathing. Our proprietary algorithm tracks breathing patterns and the neurostimulator delivers electrical stimulation at the start of inspiration. This electrical stimulation of the hypoglossal nerve causes a slight forward movement of the back of the tongue that helps maintain an open airway, thereby preventing obstructive events and enabling the patient to inhale freely.
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
Benefits of Inspire Therapy
We believe our Inspire therapy overcomes many of the limitations of PAP and other current treatments of moderate to severe OSA by providing the following key benefits:
•Safe, effective, and durable treatment. Results from our clinical studies provide compelling safety and efficacy data regarding the clinical benefits of Inspire therapy as many as five years after initial treatment. The results from our STAR trial, a five-year follow-up phase III pivotal trial, demonstrated an approximately 70% reduction in the median AHI from a baseline of 29.3 events per hour to 9.0 events per hour at 12 months following initial treatment. STAR trial follow-up has shown similar results to the initial data at 18 months, three years, and five years. At five years, median AHI remained low at 6.2 events per hour. The results from our ADHERE patient registry also reflect similar median AHI reductions to the STAR trial in a real-world setting.
•Closed-loop system. The Inspire system uses proprietary algorithms to continuously monitor a patient’s breathing and provide electrical stimulation during the inspiratory phase, working with the body’s natural actions to keep the airway open during the breathing cycle.
•Comfortable and convenient therapy resulting in high patient satisfaction. Data reported in the most recent publication of our ongoing ADHERE patient registry demonstrated that patients used Inspire therapy an average of 5.7 hours per night an average of 12 months after initial treatment, with overall patient satisfaction reported to be at 90%.
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
Commercialization of Inspire Therapy
In the U.S., we obtained PMA for our Inspire system in 2014. Additionally, we received a certificate of conformity for commercialization of our Inspire system in the EU in 2010 which allowed us to affix the European Conformity ("CE") mark on our device. Japan's MLHW approved Inspire therapy to treat moderate to severe OSA in 2018 and was formally added to the Japan National Health Insurance Payment Listing in 2021. Reimbursement in Singapore is handled through hospital innovation budgets or private health insurance sources.
To commercialize our Inspire system, we focus on physician and patient awareness and adoption of our Inspire therapy. To achieve this, our commercialization strategy primarily consists of our direct sales force engaging in sales efforts and promotional activities focused on ENT physicians and sleep centers and highlighting our compelling clinical data and value proposition. Our direct sales force utilizes strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system. We intend to make significant investments building our sales and marketing organization by increasing the number of U.S. sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and Europe.

In Singapore and Hong Kong, our commercialization approach is through exclusive distribution partners, who are responsible for local sales and promotional activities focused on ENT physicians, sleep centers, and community awareness. We work closely with the distributors to ensure a globally consistent approach and effective employee and customer training are in place.
In addition, a significant part of our commercialization effort consists of supporting our customers through the reimbursement process. Most commercial U.S. insurers now cover Inspire therapy. For those commercial payors that do not have a positive policy, Inspire provides assistance to patients and physicians on a case-by-case basis to help support appropriate prior authorization approvals in advance of treatment. Medicare also has positive coverage for all states, and we have a U.S. government contract for patients who are treated by the Veterans Health Administration.
Treatment with Inspire Therapy
Patient Selection
Inspire therapy is indicated for patients with moderate to severe OSA (AHI of 15 to 100) who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. Patients undergo a drug-induced sleep endoscopy ("DISE") performed by an ENT surgeon in order to confirm that they satisfy this anatomical requirement. In addition, patients in the U.S. and Japan must have been confirmed to fail or be unable to tolerate PAP treatments, such as CPAP, and be 18 years of age or older, though there are no similar requirements for patients in Europe. Patients who fail PAP are those that are not able to eliminate moderate to severe OSA despite PAP usage. Patients who cannot tolerate PAP treatments are those who either are unable to use PAP more than five nights per week for at least four hours per night, or who are unwilling to use PAP treatment.
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
Clinical Results and Studies
A significant body of published clinical evidence, which includes seven sponsored and more than 100 independent clinical studies that evaluated several thousand patients, supports the safety and effectiveness of Inspire therapy. The results of the STAR trial, our phase III pivotal clinical trial that served as the basis for the FDA approval of our PMA application, were published in the New England Journal of Medicine, and the results of additional clinical studies have been published in more than 350 peer-reviewed publications.
ADHERE Patient Registry
We have established a global patient registry, which we refer to as our ADHERE patient registry, to collect data on safety, effectiveness, weekly usage, overall compliance, and satisfaction from patients who have been implanted with an Inspire system for one year after Inspire implant. The target enrollment of 5,000 patients was achieved in 2024. The most recent analysis, published in the Journal of Clinical Sleep Medicine in 2022 on 1,963 patients enrolled, showed that patients used Inspire therapy an average of 5.7 hours per night when measured an average of 12 months after implantation. Median AHI was reduced from 33.0 events per hour to 10.2 events per hour and median ESS score improved from 11 to 6 over the same period. Overall satisfaction with Inspire therapy was reported by patients to be 90%, with 92% of patients reporting that they would choose the procedure again. In addition, 91% of patients reported a better experience than CPAP. This same study demonstrated comparable outcomes across five disease severity groups.
Select Recent Clinical Results and Studies
Meta-analysis showed Inspire therapy has been effective over time
Dr. Do Hyun Kim and colleagues published a meta-analysis of hypoglossal nerve stimulation therapy effectiveness in 2024 in Otolaryngology–Head and Neck Surgery. Meta-analysis is a statistical method to estimate effect size across data from high quality publications, i.e. a “study of studies”, and can identify potential trends and consistency across a body of data. They identified 44 studies (total of 8,670 patients) of sufficient quality for inclusion. For 12 month follow up, they found that 82% of patients evaluated in this publication had an AHI<15 and a success rate of 80%, where success was defined as the patient’s residual AHI is no greater than half of the baseline AHI, and is also no greater than 20. A similar trend was reported for three year follow up at which 74% of patients had an AHI<15 and a success rate of 73%. The authors concluded that hypoglossal nerve stimulation is an effective treatment for obstructive sleep apnea that can significantly improve clinical outcomes over long-term

(three year) follow up. We note that this meta-analysis included publications using other devices, but most of the data was from Inspire therapy patients.
Meta-analysis showed Inspire therapy is an effective alternative to other airway surgeries
Dr. Kim and colleagues published another meta-analysis in the Journal of Sleep Research in 2024 of papers that compared hypoglossal nerve stimulation outcomes to outcomes either from no treatment or from other airway surgeries (e.g., uvulopalatopharyngoplasty). They identified ten papers (nine of which included only Inspire therapy patients) that met inclusion criteria for a total of 2,209 patients in the analysis. Among their findings: compared to airway surgeries and to PAP therapy, hypoglossal nerve stimulation therapy had higher rate of patients achieving AHI<15. Analysis also showed that the hypoglossal nerve stimulation therapy success rate was higher than the success rate from all other evaluated airway surgeries. Success was defined as residual AHI no greater than 20 and no greater than half of the baseline AHI. The results of this meta-analysis suggest that hypoglossal nerve stimulation has shown results comparable to those evaluating PAP, and potentially superior to other airway surgeries, in reducing AHI, and that all therapies have demonstrated similar effectiveness in reducing daytime sleepiness. The authors conclude that hypoglossal nerve stimulation could be an effective treatment for moderate to severe obstructive sleep apnea patients who are intolerant of PAP.
Post market surveillance data support the safety of Inspire therapy
Inspire partnered with implanting surgeons and sleep physicians to publish an analysis of Inspire’s post-market surveillance data in 2024 in the Journal of Clinical Sleep Medicine. Medical device manufacturers are mandated by government regulations to collect and monitor adverse events such as surgical revisions or device explants. Precise estimates of revision and explant rates were calculated by combining the post-market surveillance data with corresponding sales volume. Of 20,881 Inspire therapy devices implanted at least one year prior to the analysis, 151 devices (0.7%) were explanted and 322 devices (1.5%) required a surgical revision procedure within a year of the implant. A subset of 5,820 of these devices were implanted three years prior to the analysis, of which 156 devices (2.7%) were explanted, and 207 devices (3.6%) required a revision procedure between one and three years after implant.
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
We have 335 sales territories in the U.S. and 25 outside of the U.S. We seek to recruit sales representatives with strong sales backgrounds, direct experience developing markets with new technologies, and core knowledge of medical device coding, reimbursement, and the prior authorization process. In certain Asian markets, we rely on our distribution partners for local sales and promotional activities.
We believe that direct patient education is essential to our ability to become a mainstay therapy which is why we intentionally invest in a robust direct-to-consumer marketing program. We reach patients through national TV (both linear and streaming), Facebook, Google, and other high-performing digital channels. Our goal is to ensure that all eligible OSA patients are aware of the therapy, can learn more on our website, and get connected with a doctor in their area to see if the therapy is right for them. We believe that our direct-to-consumer program continues to be highly effective in driving patient engagement and conversion.

We also have the Inspire Sleep app for patients' smartphones. This app is an educational tool for patients and also interfaces with our SleepSyncTM platform to allow physicians to collect clinical data from patients directly. We continue to enhance the functionality of this app as part of our overall digital platform development.
Commercial Activities Outside of the U.S.
Our general practice is to limit commercial investments in countries until such time as there is a determined reimbursement pathway. We have 25 sales territories in Europe and Japan, and we sell our products through distributors in Singapore and Hong Kong. We provide consistent training in geographies outside of the U.S. as is conducted in the U.S. and have established a support team in Europe and Japan for patient outreach and education, implant support, and device programming. In Singapore and Hong Kong, we assist our distribution partners with patient outreach and education initiatives. We expect to continue to scale our commercial activities in Europe as we continue to develop country-wide reimbursement in additional markets. We also have regulatory approval in Thailand and are currently pursuing regulatory approval in Korea.
Third-Party Reimbursement
Our market access team is responsible for all of our reimbursement processes and initiatives. Our team of professionals are focused on all key aspects of reimbursement, which include coding, payment, coverage, and prior authorization.
Coding and Payment
In the U.S., we sell our products to hospitals and ASCs. These customers in turn bill various third-party payors, such as commercial payors and Medicare, for the cost required to treat each patient.
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology (“CPT") codes, which are created and maintained by the American Medical Association. The procedures performed to implant, revise, or explant our Inspire IV device are described for billing purposes using Category I CPT codes (64582, 64583, and 64584, respectively) to identify hypoglossal nerve stimulator services. A Category I code (42975) is used for DISE, which may be a necessary procedure to determine which patients are appropriate for Inspire therapy.
Physician reimbursement under Medicare is based on a defined fee schedule, the Medicare Physician Fee Schedule, through which payment amounts are determined by the relative values of the professional service rendered. Medicare provides reimbursement to our hospital and ASC customers under the outpatient prospective payment system and ASC prospective payment system, respectively, which provide bundled amounts generally intended to reimburse the hospital or ASC for all facility costs related to procedures performed in the outpatient setting.
Reimbursement rates from commercial payors vary depending on the procedure performed, the commercial payor, contract terms, and other factors.
Commercial Payor and Government Program Coverage
A core pillar of our reimbursement strategy involves broadening our third-party payor coverage when possible. We continue to have active discussions with commercial payors to establish new and modify existing positive coverage policies by highlighting our compelling and robust clinical data, increased patient demand, and support from leading medical societies and key opinion leaders. We have been successful in helping our customers and patients pursue prior authorization approvals from most commercial payors for the Inspire device and procedure. Historically, commercial payors, including Medicare Advantage plans, cover approximately 65% to 70% of Inspire implants in the U.S. We estimate that the majority of patients who meet the FDA-approved indication for Inspire therapy are covered by commercial insurance companies and we have secured coverage policies with all major national commercial payors.

All seven MACs provide coverage of Inspire therapy when certain coverage criteria are met. Fee-for-service Medicare beneficiaries have historically accounted for approximately 25% to 30% of all Inspire system implantations in the U.S. In addition, we have a contract with the U.S. government that covers implantations of our Inspire system performed in Veterans Affairs and military hospitals, which account for approximately 5% of all Inspire system implantations historically in the U.S.
Prior Authorization Approval Process
A second pillar of our reimbursement strategy includes leveraging our prior authorization team to assist patients and physicians in obtaining appropriate prior authorization approvals from commercial payors in advance of treatment. We believe our prior authorization team is highly effective in working with patients and physicians to support prior authorizations for our Inspire system, including assisting with the appeals process in the event of a denial. Our customers have received thousands of prior authorization approvals from all of the largest commercial payors in the U.S., for example Elevance (formerly Anthem), Cigna, Blue Cross Blue Shield, and United Healthcare. We believe we will continue to benefit from this efficient prior authorization process.
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
We currently have country wide reimbursement in Germany, the Netherlands, Switzerland, France, Belgium, the United Kingdom, and Japan. We continue to pursue permanent reimbursement in target markets across the Asia Pacific and Europe, including Spain and the Nordic region.
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

Our next generation of the Inspire neurostimulator, Inspire V, was approved by the FDA in 2024, and our updated SleepSync™ programmer was approved by the FDA in 2023. Our Bluetooth®-enabled patient remote control was approved by the FDA in 2021 and the initial commercial launch occurred in 2022. We have launched a cloud-based patient management system called the SleepSync™ platform, which allows physicians to monitor patient compliance and more efficiently coordinate patient care. In 2020, we launched the Inspire Sleep app for patients' smartphones. The app serves as an educational tool and, since 2022, interfaces with the patient remote and SleepSync™ platform, which allows physicians to monitor patient compliance and more efficiently coordinate patient care. We continue to enhance the functionality of this app as part of our overall digital platform development.
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
Our research and development team focuses on our products currently under development, including our clinical studies involving efforts to improve patient selection, expand indications, and simplify patient management, as well as feasibility studies in which we are evaluating new ways to deliver neuromodulation for OSA therapy and different design configurations to enhance product functionality for future generations of the Inspire system. One example is our PREDICTOR study, the objective of which is to determine whether certain patient and/or patient anatomical characteristics, such as pharyngeal width (inside of the mouth), are predictors of the absence of complete concentric collapse at the soft palate, which could help eliminate the need for DISE in some Inspire patients who are less likely to have complete concentric collapse. Enrollment of 600 patients in the study was completed in early 2024.
Competition
Our industry is subject to rapid change from the introduction of new products, technologies, pharmaceuticals, and various activities of industry participants. We are positioned as a second-line therapy in the OSA treatment market for patients with moderate to severe OSA. In the U.S., Inspire therapy is only indicated for patients who have been confirmed to fail or cannot tolerate PAP treatments, such as CPAP.
Within the treatment market for patients with moderate to severe OSA, we compete with providers of CPAP or other types of PAP devices, which include ResMed Inc., Philips BV, Fisher & Paykel Healthcare Corporation Limited, and various regional and new-entrant manufacturers. Additionally, we compete with various other second-line therapies to treat OSA, including invasive surgical treatment options such as uvulopalatopharyngoplasty ("UPPP"), maxillomandibular advancement ("MMA"), robotic tongue reduction surgery, and, to a lesser extent, oral appliances, which are primarily used in the treatment of mild to moderate OSA.
Oral appliances and some other surgical treatments are better known to ENT physicians, sleep centers and the other physicians on whom we rely for referrals, but we believe physician awareness of our Inspire therapy is increasing.
Outside of the U.S., in addition to the Inspire therapy, other second-line therapy alternatives that compete with CPAP and PAP include therapies marketed by Nyxoah and LivaNova. Nyxoah markets an open-loop bilateral hypoglossal nerve stimulation device in certain countries and is seeking FDA approval in the U.S. LivaNova, which markets a neurostimulation device, is currently undergoing a randomized control trial in the U.S.

Additionally, a drug candidate produced by Apnimed is undergoing a Phase 3 clinical trial to assess the viability of its pharmaceutical to treat OSA. In December 2024, the GLP-1 drug Zepbound (tirzepatide), was FDA approved for treatment of OSA in patients with obesity and moderate to severe OSA. We believe other emerging businesses are in the early stages of developing alternative OSA treatment therapies or early-stage pharmaceutical approaches.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2024, we had rights to 98 issued U.S. patents, which will expire between 2029 and 2041 assuming all required fees are paid, 67 pending U.S. patent applications, 72 issued foreign patents, and 69 pending foreign patent applications. Our patents cover aspects of our current Inspire system and future product concepts. Some of the issued foreign patents and pending foreign patent applications preserve an opportunity to pursue patent rights in multiple countries.
There is no active patent litigation involving any of our patents and we have not received any notices of patent infringement.
As of December 31, 2024, we had 165 pending and registered trademark filings worldwide, some of which may apply to multiple countries.
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

While there is no active litigation involving any of our patents or other intellectual property rights and we have not received any notices of patent infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. See Part I, "Item 1A. Risk Factors — Risks Related to Intellectual Property Matters” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
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
Manufacturing and Supply
We rely on third-party suppliers to manufacture our Inspire system and its components. Outsourcing manufacturing reduces our need for capital investment and reduces operational expense. Additionally, outsourcing provides expertise and capacity necessary to scale up or down based on demand for our Inspire system. We select our suppliers so that our Inspire system and its components are safe and effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. We employ a rigorous supplier assessment, qualification, and selection process with the goal of selecting and retaining suppliers that meet the requirements of the FDA and the International Organization for Standardization and quality standards based on our internal policies and procedures. Our quality assurance process seeks to monitor and maintain supplier performance through qualification and periodic supplier reviews and audits.
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
We have experienced and continue to experience supply disruptions that began during the COVID-19 pandemic, but to date we have managed to avoid major delays in implant procedures due to those issues. During the third quarter of 2023 and into the first half of 2024, we experienced an inventory supply issue related to our polyurethane-based stimulation leads, one component of the Inspire system currently used only in the European market, as a result of delays in the EU MDR certification process. This issue impacted our revenue in those periods, however, the issue has been resolved. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information.
Government Regulation
As a global technology company, we are subject to significant government regulation, compliance requirements, fees and costs, both in the U.S. and abroad. These regulatory requirements subject our products and our business to numerous risks that are specifically discussed within Part I, Item 1A, “Risk Factors” within this Annual Report on Form 10-K.

Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in the European Economic Area ("EEA"), Japan, and in Thailand and Australia (where our products are approved for sale but where we have not yet commercialized them). In the U.S., our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA") as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to help ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
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
We expect additional state, federal, and foreign healthcare reform measures to be adopted in the future, which may adversely affect our business. For additional information, see Part I, Item 1A, “Risk Factors - Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, could harm our business, financial condition and results of operations.”
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
Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.
Our currently marketed Inspire products are Class III devices which have received PMA.
PMA Pathway
In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical studies. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. If the FDA accepts a submitted PMA application for substantive review, it has 180 days under the FDCA to complete its review, although in practice, the FDA’s review often takes significantly longer. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.
The FDA will approve the device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA on some form of post-market surveillance when deemed necessary to protect public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.
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
Clinical Studies
Clinical studies are almost always required to support a PMA submission and may be required to support certain PMA supplements. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption ("IDE") regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical studies. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. An IDE supplement must also be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.
If an IDE application is approved by the FDA and one or more institutional review boards ("IRBs"), human clinical studies may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical study after obtaining approval for the study by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, study monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. Additionally, after a study begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical study at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
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
•QSR requirements, which currently require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;
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
Our manufacturing processes are required to comply with the applicable portions of the QSR, which currently cover the methods and the facilities, controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, our facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
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
Regulation of Medical Devices in the European Union
The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.
Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive”), and Directive 90/385/EEC (“AIMDD”) which have been repealed and replaced by the EU Medical Devices Regulation. The validity of our certificates, initially granted under the AIMDD, has been extended by virtue of the amendment to the EU Medical Devices Regulation, specifically Regulation (EU) 2023/607 as regards the transitional provisions for certain medical devices. Surveillance of the initial AIMDD certificate has been transferred from our original notified body BSI, to our current notified body DEKRA. This makes it possible for us to sell off inventory that is CE marked and labeled under the AIMDD. The Inspire system is also now CE marked under the EU Medical Devices Regulation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law.
In the EU, there is currently no premarket government review of medical devices. However, all medical devices placed on the EU market must meet general safety and performance requirements, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.
Compliance with the general safety and performance requirements is a prerequisite for European conformity marking (“CE mark”) without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).
The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”) specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. Certain obligations for registration in Eudamed are expected to become applicable in Q1 2026 (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive and the AIMDD continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
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
Brexit and the UK Regulatory Framework
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to EU Medical Devices Directive and AIMDD whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the United Kingdom's ("UK" withdrawal from the EU ("Brexit") transitional period on January 1, 2021, new regulations require all medical devices to be registered with the MHRA before being placed on the Great Britain market. The MHRA only registers devices where the manufacturer or their UK responsible person has a registered place of business in the UK. Beginning January 1, 2022, manufacturers based outside the UK need to appoint a UK responsible person that has a registered place of business in the UK to register devices with the MHRA.
On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the MHRA confirmed that the core elements of the new framework are now expected to be in place in 2025. In addition, on November 14, 2024, the MHRA launched a new consultation on proposals to update the regulatory framework for medical devices in Great Britain. The MHRA consultation was opened until January 5, 2025, and it is expected that secondary legislation implementing the proposals would be introduced in 2025.
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
Under the terms of the Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices and devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a “UKNI” mark is applied, and the device may only be placed on the market in Northern Ireland and not the EU.
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
Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of medical devices are subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals. These laws, which vary between jurisdictions (thus making compliance more complex), may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for our products, in particular vis-à-vis healthcare professionals and organizations.
Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. In the U.S., the federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or CHIP for payments and other transfers of value provided by them, directly or indirectly, to physicians, as defined by statute, certain other non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers must submit reports by the 90th day of each calendar year. Also, many U.S. states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. In the EU, there has also been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national "Sunshine Acts" which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities.
Violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to device manufacturers may result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if the entity becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of operations. In addition, responding to investigations of alleged violations of healthcare laws can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to.
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the General Data Protection Regulation imposes strict requirements for processing the personal data of individuals within the EEA. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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

Human Capital
We take pride in our innovative and collaborative work environment, which we believe has been key to our success. We strive to maintain this environment by fostering an inclusive workforce, offering competitive compensation and benefits, promoting open communication, prioritizing employee health, wellbeing and engagement, and providing robust training and development programs.
Employees
As of December 31, 2024, we had 1,246 employees, of which 1,172 are in the U.S., 67 are in Europe and 7 are in Japan. We increased the number of employees by 23% during 2024 to support the rapid growth of our business. As of December 31, 2024, 49% of our workforce identified as female, and 16% identified as a member of minority racial group.
None of our employees are currently subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
Code of Business Conduct and Ethics
Inspire is committed to conducting business in accordance with the highest ethical standards and applicable laws. We maintain, and all of our employees are expected to adhere to, our Code of Business Conduct and Ethics (the “Code of Conduct”), which serves as the foundation of our company’s culture. All employees and individual contractors are expected to certify annually that they understand and will comply with the expectations contained in the Code of Conduct. We maintain an anonymous hotline for employees to report concerns regarding violations of the Code of Conduct and a whistleblower policy addressing our policies and processes to protect the confidential anonymous reporting of concerns regarding accounting or auditing matters.
Compensation and Benefits
We strive to pay competitive salaries and maintain a comprehensive benefits package that helps our employees and their families maintain health and well-being—both physically and financially. Our human capital strategies, initiatives, and outcomes are reviewed on a regular basis with our Board’s Organization and Compensation Committee to ensure alignment with the company’s overall business strategies. The Committee engages an independent consulting firm to assess the market competitiveness of our compensation programs and offerings.
Inspire most recently completed a pay equity analysis in 2024. We expect to continue to review pay equity on a regular basis.
We believe strongly in providing employees with the opportunity to participate as owners of the company. All of our full-time employees are eligible to receive stock awards, which may include stock options, restricted stock units, or performance stock units. All U.S. employees are also eligible to elect to participate in our employee stock purchase program.
Our standard employee benefits package is available to all full-time employees (except for variations required by state or country-specific laws). Standard U.S. employee benefits available to all full-time employees include medical, dental, and vision insurance, identity protection, disability insurance, life and AD&D insurance, and paid holidays. Beginning in 2022, we also incorporated a 401(k)-employer match for all U.S.-based employees. Additionally, we recognize that Inspire employees have diverse needs for time off from work and maintain a flexible time off (“FTO”) policy, which provides all full-time employees the opportunity to take time off as needed without the need to accrue a specific amount of paid time off each year. Our FTO policy allows employees to take time off for any reason, including vacation, personal time, volunteering, school commitments, and religious holidays not observed by our paid holiday calendar.

Talent Acquisition
With our aggressive growth objectives, it is imperative that we continue to hire exceptional talent and invest in the growth and development of our existing employees. We develop and set an annual hiring plan to understand and plan for the organization’s talent recruitment and pipeline needs.
Inspire’s growth has required several strategies to attract talent and meet our growth plans, including a strong internal referral network. We also work with search partners, who meet with our talent acquisition team on a quarterly basis to review and provide up-to-date public information to ensure potential candidates fully understand the potential Inspire can offer.
We follow a defined and consistent interview process for open positions, whether internal or external. In order to support our talent attraction efforts, we partner externally with organizations, universities and colleges to assist with identifying talented pipelines. Internally we continue to build and train hiring leaders on a structured interview process to attract talent.
Talent Management
We review our pay practices twice per year for all employees and address any identified gaps. We are establishing training and development programs focused on decency, dignity and respect in the workplace.
We seek to foster a culture where learning is continuous. We believe in our people and their ability to accept new responsibilities and challenges, and to grow with us to contribute to our success. Growth is fostered through professional development and learning programs, as well as practical experience leading projects or teams.
New employees joining Inspire are provided with a comprehensive learning path consisting of three key components. First, they gain an understanding of our organization, including our products, the customers and patients we serve, and the regulatory requirements to which we are accountable. Next, training is conducted at the department level to build job role proficiency. Finally, managers can opt to pair their new employee with a peer level new-hire success mentor to further foster engagement and confidence among new team members.
On an ongoing basis, employees have the opportunity to engage in professional development to enhance their Inspire-specific knowledge and skills and their business acumen. These opportunities are available as scheduled in-person events or as just-in-time learning through unlimited access to LinkedIn Learning. Additionally, Inspire offers reimbursement (up to $10,000 per calendar year) for tuition and related expenses.
Developing our leaders is crucial for engagement and business success and we encourage employees to evolve in their roles. An established leadership development pathway supports the growth of our high performers from emerging leaders to effective managers, and further to strengthen coaching and performance management capabilities. Additionally, one-on-one coaching is available for our leaders through external partners.
On an annual basis, our leadership team participates in a talent review and succession planning exercise to identify organizational needs, development opportunities, and potential future leaders. This enables us to identify the resources and skill sets needed to meet our growth objectives.
Inclusion and Belonging
We strive to create a culture in which all employees feel heard, respected, and valued. All new employees participate in training focused on appropriate, respectful, and inclusive workplace behavior. We have created a training initiative for all employees which encourages awareness of unconscious bias and microaggressions. The goals of the training are to encourage broad and diverse viewpoints to achieve the best outcomes for our patients, customers, and employees, and to build awareness of how our own behaviors impact our colleagues.

Charitable Giving
As a medical technology company, we are committed to enhancing the lives of patients through innovation. In 2023, we launched InspireGives, Inspire’s community outreach program aimed at serving the communities in which we live and operate through financial donations and volunteerism. Our contributions seek to provide crucial assistance to charitable organizations striving to treat critical illnesses, combat poverty and homelessness, ease hardship for people affected by disasters, eliminate barriers to equal opportunity, and support underserved communities to address inequities in health outcomes.
Our employees are passionate about improving the lives of others, so we provide channels for our team members to identify opportunities to engage with charitable organizations and events in our communities. In 2024, we contributed nearly $140,000 to local and national charitable organizations including health care charities and charitable organizations addressing other related causes.
Sustainability
As our business continues to grow and develop, we recognize the importance of making responsible business decisions for the benefit of our stakeholders, including our stockholders, customers, employees, partners, the communities in which we work and live, as well as the planet. To that end, we have implemented a corporate sustainability program and set sustainability objectives. We published our third Sustainability Report in May 2024, which is available on our website, and expect to continue reporting on our progress to our various stakeholders annually.
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

Risks Related to Our Business
We have historically incurred significant operating losses, we may incur operating losses in the future, and we may not be able to sustain profitability.
The year ended December 31, 2024, was the first year we recorded net income, which was $53.5 million. Prior to this and since inception, we incurred net losses. For the years ended December 31, 2023 and 2022, we had net losses of $21.2 million and $44.9 million, respectively. As of December 31, 2024, we had an accumulated deficit of

$291.9 million. To date, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility, the initial public offering of our common stock that closed in May 2018 ("IPO"), and the three follow-on offerings of our common stock that closed in December 2018, April 2020, and August 2022. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities.
Since 2011, our revenue has been derived, and we expect it to continue to be derived, primarily from sales of our Inspire system. Because of its recent commercial introduction, in particular in Hong Kong, our Inspire system has limited product and brand recognition, particularly in new markets. In addition, demand for our Inspire system may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of our Inspire system, or from any products we may develop in the future, may not be sufficient to enable us to sustain profitability and generate positive cash flows.
We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, invest in research and development, and develop, enhance, and commercialize new products. As a result, even though we achieved profitability for the year ended December 31, 2024, we may not be able to sustain or increase profitability on an ongoing basis. If we do not sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition, results of operations, and cause the market price of our common stock to decline. In addition, failure of our Inspire system to significantly penetrate existing or new markets would negatively affect our business, financial condition, and results of operations.
Our revenue is primarily generated from sales of our Inspire system and we are, therefore, highly dependent on it for our success.
We began selling our Inspire system in 2011 in certain European countries, in 2014 in the U.S., and in 2021 in certain Asia Pacific regions. Sales of our Inspire system accounted for primarily all of our revenue for the years ended December 31, 2024, 2023, and 2022. We expect that sales of our Inspire system will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and remain profitable will therefore depend upon the adoption by patients, physicians, and sleep centers, among others, of our Inspire therapy to treat moderate to severe OSA in patients who are unable to use or get consistent benefit from CPAP.
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
The medical technology and pharmaceutical industries are highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have historically dedicated and will continue to dedicate significant resources to promoting their products or drugs or developing new products, drugs or methods to treat moderate to severe OSA.
Our Inspire therapy is approved for use as a second-line therapy in the treatment of moderate to severe OSA in patients who cannot use or obtain consistent benefit from CPAP. If one or more CPAP device manufacturers successfully develop a CPAP device that is more effective, better tolerated or otherwise results in better compliance by patients, or if improvements in other first or second-line therapies make them more effective, cost effective, easier to use or otherwise more attractive than our Inspire therapy, sales of our Inspire system could be significantly and adversely affected, which could have a material adverse effect on our business and financial condition and results of operations. In addition, if other companies are successful in developing neurostimulation devices that are approved for a broader range of indications than our Inspire system, we will be at a further competitive disadvantage, which could also affect our business, financial condition and results of operations. We compete with providers of CPAP or other types of PAP devices, which include, among others, ResMed Inc., Philips BV, Fisher & Paykel Healthcare Corporation Limited, and various regional and new-entrant manufacturers.
Additionally, we compete with various other second-line therapies to treat OSA, including invasive surgical treatment options such as UPPP, MMA, robotic tongue reduction surgery, and, to a lesser extent, oral appliances, which are primarily used in the treatment of mild to moderate OSA. Pharmaceutical therapies to treat OSA are also emerging. Though we are currently the only neurostimulation technology designed to treat OSA that is approved for commercialization in the U.S. by the FDA, we currently compete outside the U.S. with LivaNova, which markets an open-loop neurostimulation device, recently announced completion of clinical trials of its device in the U.S. We also compete outside the U.S. with Nyxoah, which markets an open-loop bilateral hypoglossal nerve stimulation device in certain countries outside the U.S., and is seeking FDA approval in the U.S. In 2023 and 2024, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, continued to gain popularity as a weight-loss drug. In December 2024, the FDA approved the GLP-1 drug Zepbound (tirzepatide) for the treatment of moderate to severe OSA in adults with obesity, and other GLP-1s are currently being clinically evaluated as a potential treatment for OSA. If GLP-1s are successful in treating OSA in an indication for which Inspire therapy is approved, demand for our Inspire system for patients with that indication could be reduced. Although we believe that there could be a benefit to our business as a result of GLP-1s reducing the BMI of our prospective patients and increasing the number of eligible patients for our Inspire therapy, there can be no assurance of such benefit.

In addition, a drug candidate produced by Apnimed is undergoing a Phase 3 clinical trial to assess the viability of its pharmaceutical to treat OSA. We may in the future face competition from pharmaceutical companies that develop similar therapies (other than GLP-1s). We expect to experience increased competition in the future as other companies develop and commercialize competing neurostimulation devices and alternative OSA treatment therapies. Any of these companies may also have the competitive advantages described below.
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
On January 17, 2025, we received a civil investigative demand (“CID”) from the Department of Justice U.S. Attorney’s Office for the District of Minnesota pursuant to the False Claims Act in the course of the government’s investigation concerning allegations of false claims, including false claims arising from violations of the Anti-Kickback Statute, submitted to government payors in connection with our implant. The CID requests information relating to the marketing, promotion and reimbursement practices associated with our products. We are cooperating with the investigation. No assurance can be given as to the timing or outcome of the government’s investigation.
Additionally, securities class action litigations are often brought against companies following periods of volatility in the overall market and in the market price of a company’s securities. On December 22, 2023, we and certain of our executive officers were named in a putative class action lawsuit. The plaintiff filed an amended complaint on April 19, 2024, which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, which alleged violations relate to certain prior disclosures of Inspire about the effectiveness of a program intended to help certain customers establish independence in seeking prior authorization from payors for our Inspire therapy. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired Inspire common stock between May 3, 2023 and November 7, 2023. The plaintiff seeks damages and other relief, including attorneys' fees and costs. The defendants are vigorously defending this lawsuit. On June 28, 2024, the defendants moved to dismiss the amended complaint in its entirety. The motion was argued in November 2024.

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
For additional information, see Note 11, Commitments and Contingencies to the consolidated financial statements included elsewhere in this Form 10-K. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and could result in very substantial costs, divert our management’s attention and resources and materially harm our business, operating results and financial condition.

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
•avoid infringing upon the intellectual property rights of third parties;
•demonstrate, if required, the safety and efficacy of new or modified products with data from preclinical studies and clinical studies;
•obtain the necessary regulatory clearances, approvals or certifications for expanded indications, new products or product modifications;

•be fully FDA-compliant with marketing of new or modified devices and be fully compliant with foreign requirements to market our new or modified devices;
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
•patients opting to delay implants of our devices in advance of the commercial launch of new products or product generations;
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
So that we have adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for our Inspire system. Our ability to accurately forecast demand for our Inspire system could be negatively affected by many factors, including, for example, our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our Inspire system or for products of our competitors, our failure to accurately forecast customer acceptance of new products, customer preferences for new products or new generation products, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our Inspire system, our third-party contract manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or our third-party manufacturers may not be able to allocate sufficient capacity in order to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for our Inspire system and our results of operations.
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
We have experienced in the past and may experience again in the future supply disruptions. Our efforts to maintain higher levels of inventory to protect ourselves from supply interruptions may not be successful in avoiding significant supply and inventory issues or delay in implant procedures. As a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges.
We rely on a limited number of third-party suppliers and contract manufacturers for the manufacture and assembly of our products, and a loss or degradation in performance of these suppliers and contract manufacturers could have a material adverse effect on our business, financial condition, and results of operations.
We rely on third-party suppliers and contract manufacturers for the raw materials and components used in our Inspire system and to manufacture and assemble our products. The suppliers that provide certain materials and components are sole suppliers. These sole suppliers, and any of our other suppliers or our third-party contract manufacturers, may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components, and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We cannot guarantee that our suppliers and contract manufacturers will continue to meet our demand for their products and services on a timely basis or prevent delays in the delivery of their products, which could be adversely affected due to, for example, natural and man-made disasters, public health emergencies, product quality issues, other catastrophic events, the macroeconomic environment including supply chain constraints, higher inflation and interest rates, the nature of our agreements with our contract manufacturers, our relative importance to such manufacturers as a customer or a contract manufacturer's decision to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any change in or termination of our relationships with these third parties, or if our manufacturers are unable to obtain the materials they need to produce our products at consistent prices or at all, we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
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
If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of our Inspire system, the supply of our products to customers, and the development of any future products will be delayed, limited or prevented, which could have a material adverse effect on our business, financial condition, and results of operations.
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
We currently sell our Inspire system through a direct sales force that targets ENT physicians and sleep centers in the U.S., Europe, and Japan, and also utilize various direct-to-consumer marketing initiatives, including paid online search, radio, television, social media, and online videos. In certain Asia Pacific markets, we sell our products through distributors. As of December 31, 2024, our direct sales and marketing organization, including reimbursement personnel, consisted of 896 employees, having increased from 129 employees as of

December 31, 2018. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our Inspire system, our revenue may be adversely affected.
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
Sales in markets outside of the U.S. accounted for approximately 4.0%, 3.0%, and 3.2% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Our strategy is to increase our international presence in Europe, including Germany and the Netherlands, as well as other international markets, such as Japan, Singapore, and Hong Kong. This strategy is subject to a number of risks, including:
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
•changing tariffs and trade barriers, including potential changes in tariffs that may be proposed by the Trump administration and any retaliatory tariffs by other countries;
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
We primarily rely on our own direct sales force, which as of December 31, 2024, covered 335 territories in the U.S. and 25 outside of the U.S., to market and sell our Inspire system. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force has in the past and may in the future subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our Inspire system, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Factors such as geopolitical events (including the ongoing wars in Ukraine and Israel), inflationary pressures, public health crises, and U.S. election cycles have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including weakening demand for our Inspire system, and adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Further, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
Failure of a key information technology system, process or site, cyberattacks, or other deficiencies in our cybersecurity could have an adverse effect on our business and operations.
We rely extensively on information technology systems to conduct our business and collect, store and transmit confidential information, including personal information of customers and our employees and contractors. These systems affect, among other things, ordering and managing materials from suppliers, shipping products to customers, processing transactions, summarizing and reporting results of operations, patient marketing, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. Our information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to damage or interruption from computer viruses and malware (e.g. ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.
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
As we grow our international presence and global operations, we will have increasing obligations to comply with trade and economic sanctions and other restrictions imposed by the U.S., the EU, and other governments and organizations. During the year ended December 31, 2024, approximately 4.0% of our total sales were made in EU member states and certain Asia Pacific regions. The U.S. Departments of Justice, Commerce, State and Treasury

and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act ("FCPA") and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). In addition, the U.K. Bribery Act of 2010 (the "Bribery Act") prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
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
In addition, any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us.
Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our business, financial condition and results of operations.
Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") and its research and development credit carryforwards to offset future taxable income. During 2024, we finalized a detailed analysis to determine whether an ownership change has occurred through December 31, 2023, and if a limitation exists. It was determined that December 11, 2018 was the only date that we experienced an ownership change. The study concluded that none of the federal net operating losses nor the federal R&D credits that were accumulated on December 11, 2018 will expire unused solely due to the limitations under Sections 382 and 383 of the Code. We are in the process of updating the analysis through December 31, 2024. Although unexpected, if we experienced an ownership change during 2024, the timing of our ability to utilize the tax attributes may be affected. As of December 31, 2024, our gross federal NOL carryforward was $51.2 million. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of ownership within the definition of Section 382 of the Code, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we sustain profitability.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. Treasury debt securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.
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
There has been increasing and evolving public focus by investors, customers, environmental and social activists, the media, politicians, governmental and nongovernmental organizations and other stakeholders on a variety of environmental, social, and governance (“ESG”) matters. We experience pressure to make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to ESG. If we are not effective in addressing ESG matters relevant to business, including meeting stakeholder expectations regarding relevant ESG goals, practices, initiatives, commitments, performance and/or public disclosures, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our ESG goals, initiatives, and commitments and measure achievement of those goals, initiatives, and commitments which could have an adverse impact on our business and financial condition. Moreover, the increasing attention to corporate ESG initiatives could also result in reduced demand for products, reduced profits, and increased investigations and litigation. In addition, both advocates for and opponents of ESG matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their perspectives. There has similarly been an increase in activism, litigation and government enforcement alleging that corporate diversity, equity and inclusion programs may discriminate against certain groups. To the extent we are subject to such activism or enforcement, it may require us to incur costs or otherwise adversely impact our business.
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
This emphasis on ESG matters has resulted and may result in the adoption of new and varied laws and regulations, including reporting requirements. For example, the SEC previously enacted and then stayed rules that, among other matters, would establish a framework for reporting climate-related risks. Additionally, the State of California adopted broad climate reporting laws that require certain businesses to report on information including greenhouse gas emissions and climate-related financial risk. To the extent the SEC rules are enacted, or we become subject to these or similar federal, state, or local rules, we could face increased costs.
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
In addition, the impacts of climate-related events on the global economy and our industry are rapidly evolving. Physical impacts of climate-related events (including but not limited to floods, droughts, more frequent and/or intense storms and wildfires), or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our operations, as well as the operations of our suppliers and customers. Our facilities and offices may be adversely impacted by natural disasters, including those intensified by climate change. Our locations, and those of our customers and suppliers, can be disrupted by droughts, extreme temperatures, fires, flooding and other climate change-related risks, as well as earthquakes, actions by utility providers, and other catastrophic events such as an actual or threatened public health emergency. If a catastrophic event occurs at or near any of our offices, or utility providers or public health officials take certain actions (e.g., shut off power to our facilities), our operations may be interrupted, which could adversely impact our business and results of operations. If a catastrophic event impacts a significant number of our suppliers or customers, or our customers' ability to perform DISE procedures, implant our Inspire system, or perform related procedures, our business and results of operations could be adversely impacted. For example, in the wake of recent hurricanes, our customers experienced delays and shortages of certain products that were necessary to complete DISE procedures and the implant procedure for our Inspire system. These disruptions caused some customers to limit or postpone surgical procedures or elective procedures performed at their facilities, including DISE procedures and implantations of our Inspire system. Our customers have experienced similar disruptions as result of the recent wildfires in California. These disruptions have caused some customers to limit or postpone surgical procedures or elective procedures at their facilities, including DISE procedures and implantations of our Inspire system. Longer-term physical impacts may also result in changing consumer preferences, which may adversely impact demand for certain of our products. Transition impacts of climate-related events may subject us to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Failure to disclose accurate climate-related events information in a timely manner may also adversely affect our reputation, business, or financial performance.

Risks Related to Government Regulation
Our products and operations are subject to extensive and changing laws, government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.
We and our products are subject to extensive and changing laws, governmental mandates (such as executive orders) and regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts. Compliance with these laws, regulations and governmental mandates executive orders may be onerous and expensive. New and changing laws, regulations, and governmental mandates could adversely affect our business by increasing our costs, limiting the Company’s ability to pursue or offer a product or product candidate, or by requiring changes to our business. New and changing laws, regulations, and governmental mandates could also create uncertainty about how such laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice, and we may be unable to timely or successfully mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations could also expose us to significant fines, government investigations, litigation and reputational harm.

Currently, the FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical studies; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance, approval, and certification; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.
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
If we are found to have violated laws, regulations, or governmental mandates, it could materially and adversely affect our business, reputation, results of operations and financial condition.
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

•the manufacturing process or facilities we use may not meet applicable requirements; and
•the potential for policies or regulations of the FDA or applicable foreign regulatory authorities to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance, approval or certification.
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
Subject to the transitional provisions, in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive and the AIMDD. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU. The aforementioned EU rules are generally applicable in the EEA, and non-compliance with the above requirements would also prevent us from selling our products in these three countries.
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
In the EU, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the market after May 26, 2021 in accordance with the transitional provisions of the EU Medical Devices Regulation may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. In particular, no substantial change must be made to the device as such a modification would trigger the obligation to obtain a new certification under the EU Medical Devices Regulation and therefore to have a notified body conducting a new conformity assessment of the devices. Once devices are certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes or take more time than anticipated to review and assess applications resulting in regulatory delays. See Part I., "Item 1A. Risk Factors — Risks Related to Government Regulation”. For example, we applied for certification of silicone-based leads under the EU Medical Devices Regulation in December 2021 in order to replace the polyurethane-based leads, two components of the Inspire system currently used only in the European market. However, designated notified bodies currently have severe capacity constraints, and review times have lengthened significantly, including for our certification application. We only received EU Medical Devices Regulation certification of our silicone leads in July 2024. As a result of these delays, we have experienced inventory shortages and related adverse impacts on our results of operations in 2023 and early 2024, most of which we believe was recovered during the first half of 2024.
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
In addition, the PMA for our Inspire system was subject to several conditions of approval, including a post-market long-term study. Though we believe we have complied with these conditions to date, any failure to comply with the conditions of approval could result in the withdrawal of PMA and the inability to continue to market the device. Failure to conduct the required studies in accordance with IRB and informed consent requirements, or adverse findings in these studies, could also be grounds for withdrawal of approval of the PMA.
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
Similarly, the EU landscape concerning medical devices recently evolved, and continues to undergo legislative changes. On May 25, 2017, the EU Medical Devices Regulation entered into force, which repeals and replaces the EU Medical Devices Directive and the AIMDD. See Part I, Item I, “Business – Government Regulation” for additional information on these reforms. These modifications are likely to have an effect on the way we conduct our business in the EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
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
To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, on January 17, 2025, we received a CID from the Department of Justice U.S. Attorney’s Office for the District of Minnesota pursuant to the False Claims Act in the course of the government’s investigation concerning allegations of false claims, including false claims arising from violations of the Anti-Kickback Statute, submitted to government payors in connection with our implant. The CID requests information relating to the marketing, promotion and reimbursement practices associated with our products. We are cooperating with the investigation. No assurance can be given as to the timing or outcome of the government’s investigation.
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
We may also be subject to U.S. federal rules, regulations, and guidance concerning data security for medical devices, including guidance from the FDA. State privacy and security laws which govern the privacy, processing and protection of health-related and other personal information vary from state to state and, in some cases, can impose more restrictive requirements than U.S. federal law. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to individuals for certain misuses of personal information. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the "CCPA") requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and additional compliance investment and potential business process changes may be required.
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, Washington State enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws. In the event that we are subject to or affected by new and/or existing privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, in Europe, we are subject to the requirements of the General Data Protection Regulation ("GDPR") (and national laws implementing the GDPR) because we are “established” in certain EU countries and we are processing personal data of individuals located in the EU and EEA in the context of these establishments, as well as offering of goods to, and/or monitoring the behavior of, individuals in the EU and EEA in connection with our clinical investigations. The GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data subject to the GDPR. If we do not comply with our obligations under the GDPR, we could be exposed to significant fines the greater of EUR 20 million or 4% of total global annual turnover for certain breaches. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.
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
We have obtained PMA for our Inspire system. In order to obtain PMA for a device or to obtain approval of certain PMA supplements, the device sponsor must conduct well-controlled clinical studies designed to assess the safety and efficacy of the product candidate. Conducting clinical studies is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical studies but cannot be certain that the studies will ever result in commercial revenue. We may experience significant setbacks in clinical studies, even after earlier clinical studies showed promising results, and failure can occur at any time during the clinical study process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical studies.
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
•policies or regulations of FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval or certification; and
•our current or future products may have undesirable side effects or other unexpected characteristics.
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
Disruptions at the FDA and other agencies or notified bodies may also slow the time necessary for new medical devices and modifications to cleared or approved medical devices to be reviewed and/or cleared, approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown could prevent the timely review of our patent applications by the United States Patent and Trademark Office ("USPTO"), which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly fund our business.
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
Our commercial success depends in part on our success in obtaining and maintaining issued patents, trademarks and other intellectual property rights in the U.S. and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have, which could harm our business and ability to sustain profitability.

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
We own numerous issued patents and pending patent applications that relate to our system. As of December 31, 2024, we had rights to 98 issued U.S. patents, 72 issued foreign patents, 67 pending U.S. patent applications, and 69 pending foreign patent applications. Assuming all required fees are paid, issued U.S. patents owned by us will expire between 2029 and 2041.
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
Changes in U.S. and foreign patent laws may limit our ability to obtain, defend and/or enforce our patents.
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents in the U.S. and abroad. The Leahy-Smith America Invents Act ("the Leahy-Smith Act") includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.
However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board ("PTAB") provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.
In addition, implementation of the European Patent Package, or EU Patent Package, occurred on June 1, 2023. Under a new European Unified Patent Court, or the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide parties with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC.

Risks Related to Our Common Stock
The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law ("DGCL"), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
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
We are subject to taxation in several countries, and changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition. As such, we are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws in one or more jurisdictions, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in the future and otherwise adversely affect our tax positions and/or our tax liabilities. In particular in the United States, the Trump administration has proposed a number of changes to the U.S. tax system. Many aspects of these proposals are unclear or undeveloped, and we are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our tax liabilities. In addition, the Trump administration has indicated that the United States may impose retaliatory measures with respect to jurisdictions that have, or are likely to, put in place tax rules that are extraterritorial or disproportionately affect U.S. companies. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict what changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us or our consumers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flow. There can be no assurance that our effective tax rates, tax payments or tax credits will not be adversely affected by changes in tax laws in various jurisdictions.
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
Key elements of our information security program include but are not limited to the following: (i) risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information; (ii) an information security team principally responsible for managing our (1) information security risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents; (iii) risk assessments and security tests, conducted internally and by external security and risk audit providers, as appropriate; (iv) cybersecurity awareness training of our employees; (v) a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and (vi) third-party risk assessment procedures to review material third-party vendors and applications for information security.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor—Risks Related to Our Business—Failure of a key information technology system, process or site, cyberattacks, or other deficiencies in our cybersecurity could have an adverse effect on our business and operations.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight over our information security and technology risks, including oversight of management’s implementation of our information security program. The Audit Committee receives quarterly reports from our Chief Technology Officer on our information security program, including any material cybersecurity risks. Additionally, management updates the Audit Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

Our information security program is principally managed by our information security team, which is led by our Senior Director, Information Services and Security. Our Senior Director of Information Services and Security reports to our Vice President of Information Services, who has extensive experience with information technology governance, data management, and systems management, including managing information security and data privacy law compliance at large multinational companies. Our information security team includes professionals with deep professional experience and cybersecurity expertise, including our Senior Director of Information Services and Security. Such expertise includes applicable security and technology degrees and certifications held by information security team members, including degrees in computer science, cybersecurity, and systems engineering and management and security certifications such as COMP TIA Security+, COMP TIA Data+, and GIAC Security Essentials. We also augment our internal cybersecurity expertise by engaging security service organizations.
Our information security team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through a variety of means, including briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.
Our principal offices are located in Golden Valley, Minnesota, where we lease approximately 116,000 square feet of office space. We also lease warehouse space adjacent to our principal office. We lease these spaces under non-cancelable operating lease agreements that expire May 31, 2035, with options to renew for two additional periods of five years each. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.
From time to time we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
The information contained in “Note 12 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NYSE under the symbol “INSP."
Holders
As of February 3, 2025, there were approximately 12 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended December 31, 2024. See Note 6 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be repurchased under the plans or programs(1)
October 1, 2024 - October 31, 2024	—	$—	—	$150,000,000
November 1, 2024 - November 30, 2024	(2)	(2)	(2)	$75,000,000
December 1, 2024 - December 31, 2024	—	$—	—	$75,000,000
(1) On August 6, 2024, our Board of Directors authorized the repurchase of up to $150.0 million in our common stock through August 5, 2026 in open market transactions, privately negotiated transactions, tender offers, or other means (the "Repurchase Program"). We are not obligated to repurchase any specific number of shares and the Repurchase Program may be modified, suspended, or discontinued at any time.
(2) In November 2024, we entered into an accelerated share repurchase agreement (the “ASR”) with a large financial institution as part of the Repurchase Program, whereupon we paid the counterparties to the ASR $75.0 million for the repurchase of shares of our common stock. In November 2024, we received an initial delivery of 305,157 shares of common stock representing a portion of the prepayment, which shares had an average price paid per share of $196.62. Upon final settlement of this ASR in January 2025, we received an incremental delivery of 103,886 shares of our common stock. Under this ASR, we repurchased a total of 409,043 shares at an average price paid per share of $190.29.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment Select Industry Index and (ii) the NYSE Composite from December 31, 2019 through December 31, 2024. The graph assumes an investment of $100 in our common stock at market close on December 31, 2019 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		December 31,
Stock or Index	Ticker	2019	2020	2021	2022	2023	2024
Inspire	INSP	$100.00	$253.46	$310.01	$339.42	$274.13	$249.80
NYSE Composite	NYA	100.00	104.40	123.37	109.14	121.13	137.26
S&P Healthcare Equipment Select	SPSIHE	100.00	132.83	137.24	104.93	98.68	103.67

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
Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only FDA, European Union ("EU") Medical Devices Regulation ("MDR"), and Japan Pharmaceuticals and Medical Devices Agency-approved neurostimulation technology of its kind that provides a safe and effective treatment for patients with moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level.
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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed according to the coding and correlated payment by various third-party payors, such as commercial payors and government healthcare programs. Our Inspire system is currently covered on a per-patient basis for patients insured by commercial payors, under Local Coverage Determinations for patients insured by Medicare and Medicare Advantage, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of February 10, 2025, we have secured positive coverage policies with many U.S. commercial payors, including all large national commercial insurers, covering approximately 260 million lives in the U.S. In addition, all seven Medicare Administrative Contractors provide coverage of Inspire therapy when certain coverage criteria are met.
The procedures performed to implant, revise, or explant our Inspire IV device are described for billing purposes in the U.S. with Category I Current Procedural Terminology codes (64582, 64583, and 64584, respectively). A Category I code (42975) is also used for Drug-Induced Sleep Endoscopy ("DISE") to evaluate sleep disordered breathing, which may be a necessary procedure to determine which patients are appropriate for Inspire therapy. In November 2024, the final 2025 Medicare reimbursement payments were announced. The Medicare national average 2025 payment to implant our Inspire IV device in a hospital outpatient site of service is $30,474, an increase of 3% from the 2024 rate. The 2025 Medicare national average ASC reimbursement is $25,832, an increase of 4% from the 2024 rate. The 2025 Medicare national average physician reimbursement is $816 for implantation of a hypoglossal nerve stimulator, a 1% decrease over the 2024 payment. The reimbursement for the DISE procedure in the hospital setting is $1,724, a 7% increase over the prior year amount. In the ASC setting, the reimbursement for the DISE procedure is $792, a 714% increase from the 2024 amount. The 2025 Medicare national average physician reimbursement for the DISE procedure is $94, a 2% decrease over the prior year amount.

Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
For the year ended December 31, 2024, 96.0% of our revenue was derived in the U.S. and 4.0% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the year ended December 31, 2024, we generated revenue of $802.8 million with a gross margin of 84.7% and net income of $53.5 million, compared to revenue of $624.8 million with a gross margin of 84.5% and a net loss of $21.2 million for the year ended December 31, 2023, and revenue of $407.9 million with a gross margin of 83.8% and a net loss of $44.9 million for the year ended December 31, 2022. Our accumulated deficit as of December 31, 2024 was $291.9 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our next generations of the Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries and the Asia Pacific region. For example, in August 2024, we received approval from the FDA for our next generation Inspire system, which we expect to fully launch in the U.S. in 2025. In June

2023, we received approval from the FDA on an expanded indication which includes an increase on the upper limit of the Apnea Hypopnea Index to 100 events per hour from 65 and raises the Body Mass Index ("BMI") warning in the labeling to 40 from 32, and we also received FDA approval of our new physician programmer, called the SleepSync™ programmer, which we launched in the U.S. in late 2024. In March 2023, we received FDA approval to offer Inspire therapy to certain pediatric patients with Down syndrome.
Our direct-to-consumer marketing program's goals are therapy awareness, connecting patients with providers, and supporting the patient through their path to Inspire from start to finish. Our investments in advertising are designed to increase patient awareness and encourage them to visit our website. On our website, patients can explore educational materials and videos about sleep apnea, learn about the benefits of Inspire therapy, find physician and clinical site contact information, and stay informed about community awareness events. We also use the Inspire Sleep app as a valuable tool for patient education. Moving forward, we plan to refine and optimize our outreach strategies, with an emphasis on expanding digital advertising efforts to reach more qualified patients. We generally expect to maintain our level of direct-to-consumer expenditures.
We have a call center which we refer to as the Inspire Advisor Care Program. The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. In 2022, we initiated a digital scheduling program to facilitate and streamline patient access to care. We intend to continue to enhance this scheduling capability during 2025.
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S., European, and Japanese sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets. During 2024, we activated 285 U.S. centers bringing the total to 1,435 U.S. medical centers implanting Inspire therapy as of December 31, 2024. Additionally, we created 48 new U.S. sales territories during 2024, bringing the total to 335 U.S. territories as of December 31, 2024.
During 2023 and 2024, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, continued to gain popularity as a weight-loss drug. In late 2024, Zepbound (tirzepatide), which was FDA approved for weight loss in 2023, was also FDA approved for treatment of OSA in patients with obesity and moderate to severe OSA. If GLP-1s are used to treat OSA in an indication for which Inspire therapy is approved, demand for our Inspire system for patients with that indication could be reduced. OSA is a multifactorial disease with many independent factors including age, gender, weight, and neck circumference. Inspire is designed to address anteroposterior airway collapse, also known as tongue base collapse. Additionally, patients with a higher BMI are subject to a larger neck circumference and present predominantly with lateral-wall collapse. A combination of tongue base collapse and lateral wall collapse is identified as a complete concentric collapse of the upper airway. Inspire is contraindicated for complete concentric collapse. In April 2024, Eli Lilly and Company ("Lilly") published headline results from its SURMOUNT-OSA trial demonstrating a 50.7% reduction in Apnea-Hypopnea Index ("AHI") for patients in the therapy arm of the study using tirzepatide, a GLP-1 injection. Subsequently, in June 2024, Lilly published additional results from its SURMOUNT-OSA trial demonstrating 43% of participants treated with tirzepatide at the highest dose met criteria for disease resolution. In this context, "disease resolution" means achieving an AHI of fewer than 5 events per hour, or an AHI of 5 to 14 events per hour and an Epworth Sleepiness Scale ("ESS") score of ≤10. ESS is a standard questionnaire designed to assess excessive daytime sleepiness. Given a baseline AHI of 50.3, and based on these results, we believe that most patients enrolled in the study will continue to have residual moderate to severe OSA that will require treatment and fall within Inspire’s FDA-approved indication. While weight loss may help reduce a patient’s AHI and other OSA symptoms, numerous other studies have shown that weight loss alone will not resolve OSA for the vast majority of patients. We expect GLP-1s may help patients address their lateral wall collapse, making them a potential candidate for Inspire therapy to the extent they also have tongue base collapse. Based on our ongoing ADHERE patient registry, the average BMI of patients treated with Inspire therapy is 29 and the American Academy of Sleep Medicine guidelines recommend weight loss prior to surgery for patients with BMI over 35 and nonsurgical solutions for patients with BMI over 40. Therefore, we believe there is not a notable overlap between the Inspire patient population and the patient population being treated with GLP-1s today. While we cannot quantify the impact, we believe that there could be a benefit to our business as a result of GLP-1s reducing the BMI of our prospective patients and increasing the number of eligible patients for our Inspire therapy, although there can be no assurance of such benefit at this time.

Macroeconomic Environment
The global economy continues to experience increased inflationary pressures. Higher interest rates and capital costs, higher shipping costs and new or increased tariffs, increased costs of labor, international conflicts and terrorism, and weakening foreign currency exchange rates are creating additional economic challenges. These conditions may cause our customers to decrease or delay orders for our products.
Our inventory on-hand has been constrained by the supply chain challenges and component shortages, although to a lesser degree in 2024 than in prior periods.
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
Our revenue has fluctuated, and may continue to fluctuate, from quarter to quarter due to a variety of factors. For example, we have historically experienced seasonality in our first and fourth quarters. We have also previously experienced adverse impacts on our revenue due to the prior delay in obtaining EU MDR approval of our silicone-based leads and foreign currency exchange rates. In addition, we believe our revenue growth has been adversely impacted by lack of ENT surgeon capacity. If such impacts continue, our revenue growth may be further adversely impacted.
Our business has grown rapidly in recent years, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined in recent periods, and it may continue to do so as a result of the difficulty of maintaining growth rates as our revenues increase to higher levels.
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of acquisition costs for the components of the Inspire system, overhead costs, scrap, and inventory obsolescence, warranty replacement costs, as well as distribution-related expenses such as logistics and shipping costs, net of shipping costs charged to customers. The overhead costs include the cost of material procurement, depreciation expense for manufacturing equipment, amortization of internal-use software, and operations and quality supervision and management personnel, including employee compensation, stock-based compensation, supplies, and travel. We expect cost of goods sold to increase or decrease in absolute dollars primarily as, and to the extent, our revenue grows or declines, respectively.
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
We expense prelaunch inventory as R&D expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable, and we also expect future economic benefit from the sales of the product candidate to be realized.
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
Other Income, Net
Other income, net consists primarily of interest and dividend income, interest expense under our former credit facility, the impacts of foreign currency transactions and remeasurements, and gains and losses on investments.

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$802,804	$624,799	$178,005	28.5%
Cost of goods sold	122,986	96,576	26,410	27.3%
Gross profit	679,818	528,223	151,595	28.7%
Gross margin	84.7%	84.5%
Operating expenses:
Research and development	114,128	116,536	(2,408)	(2.1)%
Selling, general and administrative	529,607	451,958	77,649	17.2%
Total operating expenses	643,735	568,494	75,241	13.2%
Operating income (loss)	36,083	(40,271)	76,354	(189.6)%
Other income, net	(22,370)	(20,365)	(2,005)	9.8%
Income (loss) before income taxes	58,453	(19,906)	78,359	(393.6)%
Income taxes	4,944	1,247	3,697	296.5%
Net income (loss)	$53,509	$(21,153)	$74,662	(353.0)%
Revenue
Revenue increased $178.0 million, or 28.5%, to $802.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was attributable to a $164.9 million increase in sales of our Inspire system in the U.S and an increase of $13.1 million outside of the U.S. Overall revenue growth was primarily due to increased market penetration in existing centers, expansion into new territories and centers, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints.
Revenue information by region is summarized as follows:

	Year Ended December 31,
	2024		2023		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$771,040	96.0%	$606,178	97.0%	$164,862	27.2%
All other countries	31,764	4.0%	18,621	3.0%	13,143	70.6%
Total revenue	$802,804	100.0%	$624,799	100.0%	$178,005	28.5%
Revenue generated in the U.S. was $771.0 million for the year ended December 31, 2024, an increase of $164.9 million, or 27.2%, over the year ended December 31, 2023. Revenue growth in the U.S. was primarily due to increased market penetration in existing centers, the expansion into new territories and centers, and, we believe, increased physician and patient awareness of our Inspire system.
Revenue generated outside of the U.S. was $31.8 million in the year ended December 31, 2024, an increase of $13.1 million, or 70.6%, over the year ended December 31, 2023. As noted above, during the fourth quarter of 2023, not having received EU MDR certification of our silicone-based stimulation lead and the resulting shortage of polyurethane-based stimulation leads had an estimated adverse impact on European revenue during that period of approximately $4.0 million. The revenue increase experienced during 2024 was partially due to the recovery of most of the estimated $4.0 million of revenue opportunity from the fourth quarter of 2023. Other factors contributing to revenue growth were increased market penetration in existing centers, the expansion of our European sales representatives into new territories and centers, the start of reimbursed procedures in France, increased sales in the Asia Pacific region, and, we believe, increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $26.4 million, or 27.3%, to $123.0 million for the year ended December 31, 2024 compared to $96.6 million for the year ended December 31, 2023. The increase was primarily due to product costs associated with the higher sales volume of our Inspire system experienced during 2024.
Gross margin was 84.7% for the year ended December 31, 2024 compared to 84.5% for the year ended December 31, 2023. This increase was primarily due to increased sales volume and manufacturing efficiencies.
Research and Development Expenses
Research and development expenses decreased $2.4 million, or 2.1%, to $114.1 million for the year ended December 31, 2024 compared to $116.5 million for the year ended December 31, 2023. This change was primarily due to a decrease of $23.6 million in ongoing research and development costs, primarily with respect to our next generation versions of the Inspire neurostimulator and our SleepSync™ platform, partially offset by an increase of $20.1 million in compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and an increase of $1.1 million in regulatory and clinical studies expenses and quality compliance fees.
Selling, General and Administrative Expenses
SG&A expenses increased $77.6 million, or 17.2%, to $529.6 million for the year ended December 31, 2024 compared to $452.0 million for the year ended December 31, 2023. The primary driver of this change was an increase of $66.6 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, general corporate costs increased $8.6 million primarily due to computer equipment and software expense, bank fees, and depreciation expense, as well as an increase in travel expenses of $5.1 million, partially offset by a decrease of $2.7 million of marketing expenses primarily consisting of direct-to-consumer initiatives.
Other Income, Net
Other income, net increased by $2.0 million, or 9.8%, to $22.4 million of income for the year ended December 31, 2024 compared to $20.4 million of income for the year ended December 31, 2023. This change was primarily due to an increase of $2.7 million in interest and dividend income due to higher cash, cash equivalents, and investment balances, partially offset by an increase in net losses of $0.7 million in foreign currency translation and remeasurement gains due to exchange rates.
Income Taxes
We recorded a provision for income taxes of $4.9 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively. This change was primarily due to an increase in state and local taxes.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For a discussion of our results of operations for the year ended December 31, 2023, including a year-to-year comparison between 2023 and 2022, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources
We believe our balance sheet and liquidity as of February 10, 2025 provides us with flexibility, and that our cash, cash equivalents, and investments will satisfy our operating needs and capital expenditures for at least the next 12 months.
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
As of December 31, 2024, we had cash, cash equivalents and available-for-sale debt securities of $516.5 million, an increase of $47.0 million from $469.5 million as of December 31, 2023. Working capital totaled $542.3 million as of December 31, 2024, an increase of $26.7 million from December 31, 2023. We define working capital as current assets less current liabilities. The increase in working capital was primarily due to the following factors:
•an increase of $46.2 million in inventory balances which increased as supply chain issues eased and we increased inventory levels to support higher sales and the anticipated 2025 launch of our next generation Inspire system in the U.S.;
•an increase of $3.2 million in accounts receivable due to higher sales which occurred during the fourth quarter of 2024;
•an increase of $2.5 million in prepaid expense and other current assets which increased primarily due to increases in miscellaneous receivables and interest income receivable; and
•a decrease of $0.2 million in accounts payable.
The increase in working capital was offset by the following factors:
•a decrease of $14.8 million in cash and cash equivalents and short-term available for sale investments primarily due to the ASR we entered in November 2024 and the purchase of long-term available-for-sale investments and inventory, partially offset by proceeds from sales of the Inspire system, proceeds from the exercise of stock options, and interest and dividend income; and
•an increase of $10.5 million in accrued expenses which increased primarily due to compensation and personnel-related costs.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At December 31, 2024, we had $59.6 million in money market funds, $267.4 million in U.S. Treasury debt securities, and $99.0 million in corporate debt securities, commercial paper, certificates of deposit, and asset-asset-backed securities. See Note 2 to our audited financial statements for additional information on our investments.
In 2024, our SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases during 2025. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will increase in 2025, primarily related to the ongoing development of the SleepSync™ platform and next generation products.
We spent $39.1 million on purchases of property and equipment in 2024, mainly on testing systems and manufacturing equipment for our next generation Inspire system, our SleepSync™ platform, computer hardware and software, and leasehold improvements. We anticipate further capital expenditures in 2025, primarily for additional manufacturing equipment and our SleepSync™ platform, computer hardware and software, and leasehold improvements on our corporate office buildings.
We believe that our existing cash and cash equivalents and available for sale investments, which totaled $516.5 million as of December 31, 2024, together with cash flows from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.
Beyond the next 12 months, our cash requirements will depend extensively on the timing of market introduction, and extent of market acceptance of, our Inspire system. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry and expansion into new markets, whether we make strategic acquisitions, whether we repurchase more shares of our common stock, and competition. We cannot accurately predict our long-term cash requirements at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition. We may seek additional sources of liquidity and capital resources through equity or debt financings, such as additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.
Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of December 31, 2024.

	As of December 31, 2024
($ in thousands)	Total	Fiscal 2025	After Fiscal 2025
Recorded contractual obligations:
Operating leases(1)	$41,330	$3,204	$38,126
Unrecorded contractual obligations:
Purchase obligations(2)	85,968	85,968	—
Total	$127,298	$89,172	$38,126
(1) See Note 3 to our audited consolidated financial statements.
(2) Primarily purchase obligations to suppliers for inventory.
As of December 31, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Repurchase Program
In August 2024, our Board of Directors authorized the repurchase of up to $150.0 million in our common stock through August 5, 2026 (the "Repurchase Program"). In November 2024, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution as part of the Repurchase Program, whereupon we paid the counterparties to the ASR $75.0 million for the repurchase of shares of our common stock. In November 2024, we received an initial delivery of 305,157 shares of common stock representing a portion of the prepayment, which shares had an average price paid per share of $196.62. Upon final settlement of this ASR in January 2025, we received an incremental delivery of 103,886 shares of our common stock. Under this ASR, we repurchased a total of 409,043 shares at an average price paid per share of $190.29.
See section titled “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this report for stock repurchases during the quarter ended December 31, 2024 and Note 6 of our Notes to our Consolidated Financial Statements for further details regarding our Repurchase Program.

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$130,246	$24,653
Investing activities	(113,122)	(294,822)
Financing activities	(52,393)	13,950
Effect of exchange rate on cash	(118)	164
Decrease in cash and cash equivalents	$(35,387)	$(256,055)

Operating Activities
Net cash provided by operating activities was $130.2 million for 2024 and consisted of net income of $53.5 million, non-cash charges of $114.4 million, and a decrease in net operating assets of $37.7 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more equity awards to a greater number of employees as compared to the same prior year period. The remainder of the non-cash charges included accretion of investment discount due to higher investment balances, depreciation and amortization expense which increased with additional purchases of property and equipment, the benefit for estimated credit losses related primarily to accounts receivable with two healthcare systems, and other non-cash expenses. Operating assets include inventories, which increased as supply chain constraints continued to ease and inventory on hand increased to support higher sales and the launch of our next generation Inspire system, and accounts receivable, which increased due to the higher sales volume we typically experience late in the fourth quarter. Operating assets also include prepaid expenses and other current assets, which increased primarily due to miscellaneous receivables and interest income receivable on our higher investment balances. Operating liabilities include accrued expenses which increased primarily due to compensation and personnel-related costs, and accounts payable.
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
Investing Activities
Net cash used in investing activities for 2024 was $113.1 million and consisted primarily of the purchase of investments of $418.4 million, partially offset by $344.6 million of proceeds from sales or maturities of investments. Investing activities also included purchases of property and equipment of $39.1 million, mainly for testing systems and manufacturing equipment for our next generation Inspire system, our SleepSync™ platform, computer hardware and software, and leasehold improvements. We also purchased strategic investments of $0.3 million.

Net cash used in investing activities for 2023 was $294.8 million and consisted primarily of the purchase of investments of $281.2 million, partially offset by $10.2 million of proceeds from sales or maturities of investments. Investing activities also included purchases of property and equipment of $23.6 million, mainly for testing systems and manufacturing equipment for our next generation Inspire system, our SleepSync™ platform, computer hardware and software, and leasehold improvements, as well as the purchase of strategic investments of $0.3 million.
Financing Activities
Net cash used in financing activities was $52.4 million for 2024 and consisted primarily of a $75.0 million payment for our ASR agreement and $5.2 million of taxes paid on net share settlement of equity awards, partially offset by proceeds from the exercise of stock options of $22.2 million and proceeds from the issuance of common stock from our Employee Stock Purchase Plan ("ESPP") of $5.6 million.
Net cash provided by financing activities was $14.0 million for 2023 and consisted primarily of proceeds from the exercise of stock options of $25.8 million and proceeds from the issuance of common stock from our ESPP of $5.3 million, partially offset by $17.2 million of taxes paid on net share settlement of equity awards.
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
The following areas require management estimates, assumptions, and judgments:
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. We estimate the recoverability of our inventory by reference to internal estimates of future demands, introduction of new products, and product life cycles, including expiration of inventory prior to sale. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results. Likewise, the timing of FDA approval of a next generation product, if granted, and the associated commercial launch, could have a significant impact on the carrying value of the inventory of our previous generation product, and therefore our reported operating results. The net inventory balance was $80.1 million and $33.9 million as of December 31, 2024 and 2023, respectively. The reserve for excess and obsolete inventory was $1.0 million and $2.4 million as of December 31, 2024 and 2023, respectively.
Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of performance stock units ("PSUs"), and during 2022, 2023, and 2024, we granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the three-year periods ending December 31, 2024, 2025, and 2026, respectively. Management expectations related to the achievement of the performance goals associated with PSU grants is assessed each reporting period, which determines the amount of stock-based compensation expense recorded during the period. The number of shares earned at the end of the three-year periods will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance goals are not met, no shares will be earned. If 200% of the PSUs outstanding as of December 31, 2024 are ultimately earned, the total stock-based compensation expense recognized over the five-year period ending December 31, 2026 will be $142.8 million. If the performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the grant will be reversed which will impact our operating results.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our financial statements contained in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% change in interest rates would have impacted interest and dividend income on our consolidated financial statements by approximately $3.6 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.
Credit Risk
As of December 31, 2024 and 2023, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits. Market conditions can impact the viability of institutions where our cash is held. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
Our accounts receivable primarily relate to revenue from the sale of our Inspire system to hospitals and ASCs in the U.S. and Europe. We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms, and dispersion of our customer base. We generally do not require collateral, and losses on accounts receivable have historically not been significant. No single customer represented more than 10% of our accounts receivable as of December 31, 2024 or 2023.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inspire Medical Systems, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Reserves for excess and obsolete inventory
Description of the Matter
At December 31, 2024, the Company’s net inventory balance was $80.1 million, which included reserves for excess and obsolete inventory of $1.0 million. As explained in Note 2 to the consolidated financial statements, the determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions.
Auditing management’s estimate for excess and obsolete inventory reserves involved subjective auditor judgment because of the assumptions and judgments used in determining the excess and obsolete inventory reserves, including future demand, technological or market obsolescence resulting from the introduction of new products, and possible alternative uses for existing products.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to determine the amount of the Company’s reserve for excess and obsolete inventory. This included controls over the Company’s review of the significant assumptions and judgments used in determining the reserve estimates.
To test the adequacy of the Company's excess and obsolete inventory reserves, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the reserve calculations. We performed analytical procedures to evaluate the assumptions and judgments used in determining the inventory reserves, specifically future demand and possible alternative uses. We performed inquiries of Company personnel and inspected regulatory approvals to assess the assumptions used in determining the technological or market obsolescence resulting from the introduction of new products. We also audited management’s calculation of the inventory reserves by testing the mathematical accuracy of the Company’s reserve calculations.

/s/Ernst & Young LLP
We have served as the Company's auditor since 2015.
Minneapolis, Minnesota
February 10, 2025

Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$150,150	$185,537
Investments, short-term	295,396	274,838
Accounts receivable, net of allowance for credit losses of $880 and $1,648, respectively	93,068	89,884
Inventories, net	80,118	33,885
Prepaid expenses and other current assets	12,074	9,595
Total current assets	630,806	593,739
Investments, long-term	70,995	9,143
Property and equipment, net	71,925	39,984
Operating lease right-of-use assets	23,314	22,667
Other non-current assets	11,343	11,278
Total assets	$808,383	$676,811
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$38,687	$38,839
Accrued expenses	49,814	39,266
Total current liabilities	88,501	78,105
Operating lease liabilities, non-current portion	30,039	24,846
Other non-current liabilities	148	1,346
Total liabilities	118,688	104,297
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares authorized; 29,740,176 and 29,560,464 shares issued and outstanding at December 31, 2024 and 2023, respectively	30	30
Additional paid-in capital	981,043	917,107
Accumulated other comprehensive income	536	800
Accumulated deficit	(291,914)	(345,423)
Total stockholders' equity	689,695	572,514
Total liabilities and stockholders' equity	$808,383	$676,811

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$802,804	$624,799	$407,856
Cost of goods sold	122,986	96,576	66,115
Gross profit	679,818	528,223	341,741
Operating expenses:
Research and development	114,128	116,536	68,645
Selling, general and administrative	529,607	451,958	320,688
Total operating expenses	643,735	568,494	389,333
Operating income (loss)	36,083	(40,271)	(47,592)
Other expense (income):
Interest and dividend income	(23,247)	(20,560)	(5,050)
Interest expense	22	—	1,677
Other expense, net	855	195	49
Total other income	(22,370)	(20,365)	(3,324)
Income (loss) before income taxes	58,453	(19,906)	(44,268)
Income taxes	4,944	1,247	613
Net income (loss)	53,509	(21,153)	(44,881)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(65)	140	89
Unrealized (loss) gain on investments	(199)	746	(120)
Total comprehensive income (loss)	$53,245	$(20,267)	$(44,912)
Net income (loss) per share:
Basic	$1.80	$(0.72)	$(1.60)
Diluted	$1.75	$(0.72)	$(1.60)
Weighted average shares outstanding:
Basic	29,763,395	29,302,154	28,071,748
Diluted	30,543,274	29,302,154	28,071,748

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	27,416,106	27	508,465	(55)	(279,389)	229,048
Stock options exercised	416,602	1	12,080	—	—	12,081
Vesting of restricted stock units	569	—	—	—	—	—
Shares held for tax withholdings	(205)	—	(43)	—	—	(43)
Issuance of common stock	1,587	—	325	—	—	325
Sale of common stock from follow-on public offering, net of offering expenses	1,150,000	1	243,800	—	—	243,801
Issuance of common stock for employee stock purchase plan	23,709	—	3,738	—	—	3,738
Stock-based compensation expense	—	—	51,970	—	—	51,970
Other comprehensive loss	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(44,881)	(44,881)
Balance at December 31, 2022	29,008,368	29	820,335	(86)	(324,270)	496,008
Stock options exercised	595,188	1	25,808	—	—	25,809
Vesting of restricted stock units	40,915	—	—	—	—	—
Shares held for tax withholdings	(113,062)	—	(17,158)	—	—	(17,158)
Issuance of common stock	1,575	—	353	—	—	353
Issuance of common stock for employee stock purchase plan	27,480	—	5,299	—	—	5,299
Stock-based compensation expense	—	—	82,470	—	—	82,470
Other comprehensive income	—	—	—	886	—	886
Net loss	—	—	—	—	(21,153)	(21,153)
Balance at December 31, 2023	29,560,464	30	917,107	800	(345,423)	572,514
Stock options exercised, net	376,730	—	21,897	—	—	21,897
Vesting of restricted stock units, net	57,824	—	(4,895)	—	—	(4,895)
Issuance of common stock	1,716	—	322	—	—	322
Issuance of common stock for employee stock purchase plan	48,599	—	5,605	—	—	5,605
Stock-based compensation expense	—	—	116,007	—	—	116,007
Accelerated share repurchase of common stock	(305,157)	—	(75,000)	—	—	(75,000)
Other comprehensive loss	—	—	—	(264)	—	(264)
Net income	—	—	—	—	53,509	53,509
Balance at December 31, 2024	29,740,176	$30	$981,043	$536	$(291,914)	$689,695
The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$53,509	$(21,153)	$(44,881)
Adjustments to reconcile net income (loss):
Depreciation and amortization	6,550	2,846	1,858
Accretion of investment discount	(8,859)	(2,469)	(4)
Stock-based compensation expense	116,007	82,470	51,970
Provision (benefit) for estimated credit losses	(768)	1,612	(63)
Other non-cash expenses	1,517	2,128	879
Changes in operating assets and liabilities:
Accounts receivable	(2,602)	(30,218)	(27,017)
Inventories	(46,233)	(21,999)	5,345
Prepaid expenses and other current assets	(2,344)	(4,758)	(2,815)
Accounts payable	604	9,296	14,355
Accrued expenses and other liabilities	12,865	6,898	11,942
Net cash provided by operating activities	130,246	24,653	11,569
Investing activities
Purchases of property and equipment	(39,123)	(23,629)	(9,096)
Purchases of investments	(418,354)	(281,189)	—
Proceeds from sales or maturities of investments	344,605	10,246	—
Purchases of strategic investments	(250)	(250)	(10,500)
Net cash used in investing activities	(113,122)	(294,822)	(19,596)
Financing activities
Payments on long-term debt obligation	—	—	(24,500)
Proceeds from the exercise of stock options	22,167	25,809	12,081
Proceeds from sale of common stock	—	—	243,801
Accelerated share repurchase of common stock	(75,000)	—	—
Payment of taxes on net share settlement of equity awards	(5,165)	(17,158)	(43)
Proceeds from the issuance of common stock from employee stock purchase plan	5,605	5,299	3,738
Net cash (used in) provided by financing activities	(52,393)	13,950	235,077
Effect of exchange rate on cash	(118)	164	75
(Decrease) increase in cash and cash equivalents	(35,387)	(256,055)	227,125
Cash and cash equivalents at beginning of year	185,537	441,592	214,467
Cash and cash equivalents at end of year	$150,150	$185,537	$441,592
Supplemental cash flow information
Cash paid for interest	$22	$—	$2,321
Property and equipment included in accounts payable and accrued expenses	3,386	4,018	2,067

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only United States ("U.S.") Food and Drug Administration ("FDA"), European Union ("EU"), Medical Devices Regulation ("MDR"), and Japan Pharmaceuticals and Medical Devices Agency ("PDMA")-approved neurostimulation technology of its kind that provides a safe and effective treatment for patients with moderate to severe OSA. Inspire therapy received premarket approval ("PMA") from the FDA in 2014 and has been commercially available in certain European markets since 2011 and certain Asia Pacific markets since 2021.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the year ended December 31, 2024 are not necessarily indicative of the operating results for any future periods.
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Sales and expenses denominated in foreign currencies are translated at exchange rates in effect on the date of the transaction. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other expense, net in the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2024, 2023, and 2022, we recognized a total of $0.9 million, $0.2 million, and $0.1 million of losses, net, respectively. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive income within stockholders' equity in the consolidated balance sheets. We had $0.2 million of unrecognized gain in our accumulated other comprehensive income balance as of both December 31, 2024 and 2023.
Investments
Our investments are classified as available-for-sale and consisted of the following:

	December 31, 2024
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$19,806	$25	$—	$19,831
Corporate debt securities	47,226	80	(7)	47,299
Certificates of deposit	7,684	10	—	7,694
U.S. Treasury debt securities	220,283	346	(57)	220,572
Short-term investments	$294,999	$461	$(64)	$295,396
Long-Term:
Corporate debt securities	$23,915	$59	$(49)	$23,925
Asset-backed securities	287	—	—	287
U.S. Treasury debt securities	46,818	50	(85)	46,783
Long-term investments	$71,020	$109	$(134)	$70,995

	December 31, 2023
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$2,950	$1	$—	$2,951
Corporate debt securities	30,154	61	—	30,215
Certificates of deposit	2,953	15	—	2,968
U.S. Treasury debt securities	238,237	467	—	238,704
Short-term investments	$274,294	$544	$—	$274,838
Long-Term:
Corporate debt securities	$3,109	$13	$—	$3,122
Asset-backed securities	1,170	1	—	1,171
U.S. Treasury debt securities	4,838	12	—	4,850
Long-term investments	$9,117	$26	$—	$9,143

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

The following table shows all available-for-sale investments in an unrealized loss position for which an allowance for credit losses has not been recorded and the related gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$11,728	$(56)	$—	$—	$11,728	$(56)
U.S. Treasury debt securities	69,402	(220)	—	—	69,402	(220)
Total	$81,130	$(276)	$—	$—	$81,130	$(276)
There were no investments in an unrealized loss position at December 31, 2023.
Investments are classified as available-for-sale and are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income within stockholders' equity. We had $0.4 million and $0.6 million of unrecognized gains in our accumulated other comprehensive income balance at December 31, 2024 and 2023, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense, net in the consolidated statements of operations and comprehensive income (loss). We recorded $0 of gross realized gains from the sale or maturity of available-for-sale investments during each of the years ended December 31, 2024, 2023, and 2022. We recorded $0 of gross realized losses from the sale or maturity of available-for-sale investments during each of the years ended December 31, 2024, 2023, and 2022.
As of December 31, 2024, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of December 31, 2024. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses, not to exceed the amount of the unrealized loss, are recorded as an allowance through other expense in the consolidated statements of operations and comprehensive income (loss). The total allowance for credit losses was $0 at both December 31, 2024 and 2023.
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

We classify instruments within Level 1 if quoted prices are available in active markets for identical assets, which include our money market funds and U.S. Treasury debt securities. We classify instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or an income approach, such as a discounted cash flow pricing model that calculates values from observable inputs such as quoted interest rates, yield curves and other observable market information. These instruments include our commercial paper, certificates of deposit, corporate debt securities and asset-backed securities. The money market funds and available-for-sale securities are held by two custodians who obtain investment prices from a third-party pricing provider that uses standard inputs (observable in the market) to models which vary by asset class.
The following tables sets forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of December 31, 2024 and 2023. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	December 31, 2024
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$59,606	$59,606	$—	$—
Total cash equivalents	59,606	59,606	—	—
Investments:
Commercial paper	19,831	—	19,831	—
Corporate debt securities	71,224	—	71,224	—
Certificates of deposit	7,694	—	7,694	—
Asset-backed securities	287	—	287	—
U.S. Treasury debt securities	267,355	267,355	—	—
Total investments	366,391	267,355	99,036	—
Total cash equivalents and investments	$425,997	$326,961	$99,036	$—

	Fair Value Measurements as of
	December 31, 2023
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$146,217	$146,217	$—	$—
Total cash equivalents	146,217	146,217	—	—
Investments:
Commercial paper	2,951	—	2,951	—
Corporate debt securities	33,337	—	33,337	—
Certificates of deposit	2,968	—	2,968	—
Asset-backed securities	1,171	—	1,171	—
U.S. Treasury debt securities	243,554	243,554	—	—
Total investments	283,981	243,554	40,427	—
Total cash equivalents and investments	$430,198	$389,771	$40,427	$—
There were no transfers between levels during the years ended December 31, 2024 and 2023.

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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. However, as of December 31, 2024 and 2023, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
The following table presents the changes in the allowance for credit losses related to accounts receivable:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$1,648	$36	$99
Charges (credits) to the allowance, net	957	1,622	(13)
Accounts written off, net of recoveries	(1,725)	(10)	(50)
Balance at the end of the period	$880	$1,648	$36
The increase in charges to the allowance during the year ended December 31, 2023 relate primarily to accounts receivable with two healthcare systems and the increase in accounts written off, net of recoveries during the year ended December 31, 2024 related primarily to accounts receivable with two healthcare systems.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis, and consisted of the following:

	December 31,
	2024	2023
Raw materials	$22,430	$6,115
Finished goods	57,688	27,770
Total inventories, net of reserves	$80,118	$33,885
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized. In August 2024, we received approval from the FDA for our next generation Inspire system, which we expect to fully launch in the U.S. in 2025.
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. The reserve for excess and obsolete inventory was $1.0 million and $2.4 million as of December 31, 2024 and 2023, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

	December 31,
	2024	2023
Internal-use software	$16,553	$2,270
Manufacturing equipment	29,117	7,245
Other equipment	4,981	2,173
Leasehold improvements	10,057	2,356
Construction in process	24,975	33,211
Property and equipment, cost	85,683	47,255
Less: accumulated depreciation and amortization	(13,758)	(7,271)
Property and equipment, net	$71,925	$39,984
Internal-use software costs are capitalized during the application development stage. Costs related to planning and post implementation activities are expensed as incurred. Capitalized internal-use software is amortized, and recognized as cost of goods sold or selling, general and administrative expenses, on a straight-line basis over the estimated useful life of three years. Construction in process is comprised primarily of manufacturing equipment. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $6.6 million, $2.8 million, and $1.9 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $10.6 million and $10.4 million as of December 31, 2024 and 2023, respectively. We recognized an impairment charge of $0.4 million during the year ended December 31, 2023 due to a deterioration in the performance and quality of one of the equity securities that had an original carrying amount of $0.8 million. There was no adjustment to the carrying amounts during the year ended December 31, 2024.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment, operating lease right-of-use assets, and strategic investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets, other than the $0.4 million discussed above in the Strategic Investments section, during the years ended December 31, 2024, 2023, or 2022.
Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2024	2023
Payroll related	$40,162	$33,875
Income tax payable	1,612	577
Product warranty liability	933	1,100
Operating lease liabilities, current portion	1,754	—
Other accrued expenses	5,353	3,714
Total accrued expenses	$49,814	$39,266
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$1,100	$920	$468
Provisions for warranty	593	912	798
Settlements of warranty claims	(760)	(732)	(346)
Balance at the end of the period	$933	$1,100	$920

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
Cost of Goods Sold
Cost of goods sold consists primarily of acquisition costs for the components of the Inspire system, overhead costs, scrap and inventory obsolescence, warranty replacement costs, as well as distribution-related expenses such as logistics and shipping costs, net of shipping costs charged to customers. The overhead costs include the cost of material procurement, depreciation expense for manufacturing equipment, and operations and quality supervision and management personnel, including employee compensation, stock-based compensation, supplies, and travel.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $94.9 million, $100.3 million, and $74.3 million during the years ended December 31, 2024, 2023, and 2022, respectively.
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
Purchase Commitments
We had purchase commitments to suppliers for purchases totaling $86.0 million as of December 31, 2024.
Recent Accounting Pronouncements
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
In March 2024, the SEC issued climate-related disclosure rules, which the SEC has subsequently stayed pending ongoing legal challenges. If they survive litigation, the rules will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules will require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. We are currently awaiting the outcome of the litigation or other actions the SEC may take with respect to this rule.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. ASU 2024-03 also requires disclosure of the total amount of selling expenses and our definition of selling expenses. The ASU is effective for our annual reports beginning in fiscal 2027, and interim period reports beginning in fiscal 2028 either on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2024-03 on our financial statement disclosures.
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

3. Leases
We lease office space for our corporate headquarters under a non-cancelable operating lease. The prior corporate office leases were amended in May 2023 to increase the total space leased to approximately 106,000 square feet and to extend the noncancellable lease term through May 2035. In October 2024, we entered into an amendment on this lease which provides approximately 10,000 square feet of additional space.
We entered into a warehouse and office space lease for our corporate headquarters under a non-cancelable operating lease in August 2023. This space includes approximately 22,000 square feet and a noncancellable lease term through May 2035. In March 2024, we entered into an amendment on this lease which commenced in January 2025 which provides for approximately 18,000 square feet of additional space.
Each lease described above includes options to renew for up to two additional periods of five years each at the then-prevailing market rates. The exercises of the lease renewal options are at our sole discretion and were not included in the lease term for the calculation of the ROU assets and lease liabilities as of the lease modification date as they were not reasonably certain of exercise.
In addition to base rent in these leases, we also pay our proportionate share of the operating expenses, as defined in the leases. These payments are made monthly and adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.
The following table presents the lease balances within the consolidated balance sheets:

	December 31,
	2024	2023
Right-of-use assets:
Operating lease right-of-use assets	$23,314	$22,667
Operating lease liabilities:
Accrued liabilities	1,754	—
Operating lease liabilities, non-current portion	30,039	24,846
Total operating lease liabilities	$31,793	$24,846
The cost components of our operating leases were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$2,954	$2,166	$1,529
Short-term lease cost	274	250	—
Variable lease cost	2,211	1,667	1,366
Total lease cost	$5,439	$4,083	$2,895
Variable lease costs consist primarily of taxes, insurance, and common area maintenance costs.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Maturities of our lease liability for our operating lease are as follows as of December 31, 2024:

2025	$3,204
2026	3,584
2027	3,300
2028	3,811
2029	3,930
Thereafter	23,501
Total undiscounted lease payments	41,330
Less: imputed interest	(9,537)
Present value of lease liability	$31,793
As of December 31, 2024, the remaining lease terms were 10.4 years and the weighted average discount rate was 4.9%. The operating cash (inflow) outflows from our operating leases were $(3.3) million, $2.2 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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
In August 2022, we prepaid the outstanding principal balance of $19.4 million, the final payment fee of $0.9 million, and the prepayment fee of $0.2 million. We had no remaining amounts outstanding under our former credit facility as of either December 31, 2024 or 2023.

5. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. We make voluntary matching contributions of 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock, and totaled $4.7 million, $3.7 million, and $2.4 million for the years ended December 31, 2024, 2023, and 2022 respectively.

6. Stockholders' Equity
Share Repurchase Program
In August 2024, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding shares of common stock from time to time through open market transactions, privately negotiated transactions, tender offers, or other means (the “share repurchase program”). We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. The share repurchase program

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

will expire in August 2026, subject to the earlier termination or extension by the Board, in its sole discretion and without prior notice.
In November 2024, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a large financial institution to repurchase common stock as part of the share repurchase program. Under the ASR Agreement, the financial institution delivered a portion of shares to us at contract inception and delivered the remaining shares at settlement. We made a prepayment of $75.0 million and received an initial delivery of 305,157 shares of common stock. We retired the initial shares delivered and recorded a $75.0 million reduction to additional paid-in capital. We accounted for the variable component of shares to be delivered under the ASR Agreement as a forward contract indexed to our common stock, which met the criteria for equity classification, and therefore, was accounted for as a component of equity. The ASR Agreement continued to meet the requirements for equity classification as of December 31, 2024. As of December 31, 2024, no excise tax was accrued, as the aggregate fair market value of our stock issuances exceeded the fair market value of stock repurchases during the year.
In January 2025, we were notified of the early termination of the ASR Agreement. Upon final settlement in January 2025, we received an additional 103,886 shares of common stock from the financial institution. The final number of shares received was based on the volume-weighted average price of our common stock during the term of the ASR Agreement, less a discount and subject to adjustment pursuant to the terms of the ASR Agreement.
The 305,157 shares of common stock received in November 2024, from the ASR Agreement, are the only shares repurchased during 2024. The total shares repurchased under the ASR Agreement was 409,043 shares with the average share price of $190.29.

7. Stock-Based Compensation
As of December 31, 2024, there were 4,521,922 shares reserved for issuance under our equity incentive plan, of which 1,374,651 shares were available for issuance.
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
Stock Options
Stock options are granted to employees at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options include a four-year service period and 25% vest after the first year of service and the remainder vest in equal monthly installments over the next 36 months of service. Options are forfeitable in the event of termination other than for death, disability, or qualifying retirement. Upon death or disability, all outstanding and unvested options accelerate and become fully vested. Upon qualifying retirement, all outstanding and unvested options accelerate, become fully vested, and become exercisable in accordance with the original grant terms. The stock options have a contractual life of ten years.
The fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Option Value and Assumptions

	Year Ended December 31,
	2024	2023	2022
Weighted average fair value	$113.56	$149.70	$121.43
Assumptions:
Expected term (years)	6.25	6.25	5.50 - 6.25
Expected volatility	58.6% - 61.0%	56.4% - 58.2%	56.2% - 57.0%
Risk-free interest rate	3.67% - 4.71%	3.49% - 4.89%	1.75% - 4.18%
Expected dividend yield	—%	—%	—%
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
Expected Volatility — During the year ended December 31, 2024, we based expected volatility on the historic volatility of our common stock. Prior to 2024, due to our limited company specific historical and implied volatility data, we incorporated our historical stock trading volatility with those of a group of similar companies that are publicly traded for the calculation of volatility. When selecting this peer group, we generally selected companies with comparable characteristics, including enterprise value, stages of clinical development, risk profiles, position within the industry, and those with historical share price information sufficient to meet the expected life of the stock-based awards.
Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. government Treasury instruments with maturities similar to the expected term of our stock options.
Expected Dividend Yield — The expected dividend assumption is based on our history of not paying dividends and our expectation that we will not declare dividends for the foreseeable future.
Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	2,646,235	$80.41	7.1	$397,015
Granted	500,148	$217.85
Exercised	(416,602)	$29.00		$73,036
Forfeited/expired	(69,047)	$161.48
Outstanding at December 31, 2022	2,660,734	$112.19	6.9	$372,068
Granted	441,394	$257.22
Exercised	(595,188)	$45.09		$105,952
Forfeited/expired	(59,799)	$214.61
Outstanding at December 31, 2023	2,447,141	$152.17	7.0	$160,691
Granted	247,048	$177.99
Exercised	(387,856)	$62.37		$49,221
Forfeited/expired	(146,184)	$195.27
Outstanding at December 31, 2024	2,160,149	$168.33	6.4	$89,052
Exercisable at December 31, 2024	1,594,490	$148.90	5.8	$87,193

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The total grant date fair value of options vested during the year was $56.7 million, $45.7 million and $30.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2028 related to unvested stock options is $68.0 million which we expect to recognize over a weighted average period of 2.2 years.
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture in the event of termination other than for death, disability, or qualifying retirement. Upon death or disability, all outstanding and unvested RSUs accelerate and become fully vested. Upon qualifying retirement, all outstanding and unvested RSUs remain outstanding and settle in accordance with the original vesting and payment terms. The RSUs granted to employees include three- or four-year service periods and vest in equal installments on each anniversary of the date of grant. The RSUs granted to the board of directors include one- or three-year service periods and vest in equal installments on each anniversary of the date of grant. The fair value of the RSUs is equal to the closing price of our common stock on the grant date.
A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2021	2,275	$201.51	$524
Granted	130,463	$214.16
Vested	(569)	$201.51	$118
Forfeited	(7,489)	$214.40
Unvested at December 31, 2022	124,680	$213.97	$31,404
Granted	128,661	$249.58
Vested	(40,915)	$214.06	$10,190
Forfeited	(11,356)	$236.30
Unvested at December 31, 2023	201,070	$235.47	$40,904
Granted	614,219	$188.73
Vested	(83,702)	$234.56	$16,261
Forfeited	(51,682)	$205.57
Unvested at December 31, 2024	679,905	$195.63	$126,041
The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of vest. As of December 31, 2024, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2027 related to unvested RSUs is $95.5 million which we expect to recognize over a weighted average period of 2.1 years.
Performance Stock Units
During 2022, 2023, and 2024, we granted PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the three-year periods ending

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

December 31, 2024, 2025, and 2026, respectively. The expense is recorded on a straight-line basis over the requisite service periods based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goals associated with PSU grants are assessed each reporting period. The number of shares earned at the end of each of the three-year periods will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grant will be reversed. PSUs are subject to forfeiture in the event of termination other than a termination due to death, disability, or qualifying retirement occurring after the first 12 months of the applicable performance period. Upon such a termination due to death or disability, a prorated amount of the target number of PSUs will accelerate and become fully vested. Upon such a qualifying retirement, a prorated amount of the PSUs will be eligible to vest and settle based on the actual performance achievement in accordance with the original vesting and payment terms.
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2021	—	$—	$—
Granted	78,351	$227.53
Forfeited	(879)	$227.53
Unvested at December 31, 2022	77,472	$227.53	$19,514
Granted	95,994	$264.59
Forfeited	(4,497)	$242.27
Unvested at December 31, 2023	168,969	$248.19	$34,373
Granted	184,905	$196.41
Forfeited	(30,572)	$224.44
Unvested at December 31, 2024	323,302	$220.82	$59,934
The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of December 31, 2024, there was $27.6 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 1.5 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of a purchase period. We issued 48,599 shares under the ESPP during 2024 and there were 1,199,532 shares available for future issuance under the ESPP as of December 31, 2024.

8. Income Taxes
Due to our cumulative net loss position, a valuation allowance is required for all U.S. deferred tax assets as of December 31, 2024, 2023, and 2022.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

The components of our provision for income taxes are as follows:

	December 31,
	2024	2023	2022
Current
United States	$4,103	$644	$342
Foreign	854	603	271
Total current	4,957	1,247	613
Deferred
Foreign	(13)	—	—
Total deferred	(13)	—	—
Total provision for income taxes	$4,944	$1,247	$613
The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	6.5	4.0	3.4
Stock-based compensation	2.1	33.6	9.1
Research and development ("R&D") tax credit	(7.8)	20.6	6.4
Other	2.2	(4.6)	(0.7)
Executive compensation	4.0	(16.3)	(0.1)
Change in valuation allowance	(18.9)	(64.6)	(40.5)
Total	9.1%	(6.3)%	(1.4)%

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Significant components of net deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$16,290	$57,276
R&D tax credits	12,631	14,110
R&D expenditures, capitalized for tax	38,813	22,533
Accruals and other	4,623	3,587
Depreciation	177	79
Lease liability	7,830	6,138
Inventory	1,852	2,561
Stock-based compensation	31,097	16,824
Total deferred tax assets	113,313	123,108
Deferred tax liabilities:
Lease asset	(5,742)	(5,600)
Other comprehensive income	(91)	(141)
Total deferred tax liabilities	(5,833)	(5,741)

Net deferred tax assets	107,480	117,367
Valuation allowance	(107,467)	(117,367)
Total deferred income taxes	$13	$—
Deferred income taxes reflect the tax effects of net operating loss tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2024, we had gross federal net operating loss carryforwards, which are no longer subject to expiration, of $51.2 million. In addition, we had net operating loss carryforwards for state income tax purposes of $88.1 million which will begin to expire in 2025. We also have gross R&D credit carryforwards of $13.4 million as of December 31, 2024 which will expire at various dates beginning in 2034.
Utilization of the net operating loss carryforwards and R&D credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Code and similar state provisions. During 2024, we finalized a detailed analysis to determine whether an ownership change has occurred through December 31, 2023, and if a limitation exists. It was determined that December 11, 2018 was the only date that we experienced an ownership change. The study concluded that none of the $126.5 million of federal net operating losses nor the $1.7 million of federal R&D credits that were accumulated on December 11, 2018 will expire unused solely due to the limitations under Sections 382 and 383 of the Code. We are in the process of updating the analysis through December 31, 2024. Although unexpected, if we experienced an ownership change during 2024, the timing of our ability to utilize the tax attributes may be affected.
Realization of the deferred tax assets is dependent upon the generation of future book income, if any, the amount and timing of which are uncertain. Based on available objective evidence and cumulative losses, we believe it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until we have sufficient book income. Accordingly, the net deferred tax assets have been offset by a valuation allowance, with the exception of less than $0.1 million in foreign deferred tax assets. The valuation allowance decreased by $9.9 million and increased by $12.9 million during the years ended December 31, 2024 and 2023, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

The changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
	2024	2023	2022
Balance beginning of the year	$146	$146	$134
Increase in balances related to current year tax positions	—	—	12
Balance end of the year	$146	$146	$146
We file income tax returns in the applicable jurisdictions. The 2020 to 2023 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax positions over the next 12 months.
Our policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in our consolidated statements of operations and comprehensive income (loss). There were no interest or penalties accrued as of December 31, 2024, 2023, or 2022.

9. Segment Reporting and Revenue Disaggregation
We operate our business as one operating segment. An operating segment is defined as a component of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM is the Company's President, Chief Executive Officer, and Chair of the Board of Directors. Reportable segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Our segment revenues are derived from the sales of our product, the Inspire system, to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe and the Asia Pacific region. We do not have any intra-entity sales or transfers.
Our CODM uses consolidated net income (loss) as the measure of profit or loss. Our CODM assesses performance for the segment and allocates resources and monitors budget versus actual results using consolidated net income (loss) and operating income (loss). The monitoring of budget versus actual results are used in establishing management's compensation. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$802,804	$624,799	$407,856
Less: (a)
Cost of goods sold	122,986	96,576	66,115
Research and development expense	114,128	116,536	68,645
Selling, general and administrative expense (excluding advertising expense)	434,669	351,632	246,428
Advertising expense	94,938	100,326	74,260
Operating income (loss)	36,083	(40,271)	(47,592)
Other income (b)	(22,370)	(20,365)	(3,324)
Income taxes	4,944	1,247	613
Segment net income (loss)	53,509	(21,153)	(44,881)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$53,509	$(21,153)	$(44,881)
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker.
(b) Other income represents the consolidated amounts for interest and dividend income, interest expense, and other expense, net, as shown on our consolidated statements of operations and comprehensive income (loss).
For the years ended December 31, 2024, 2023, and 2022, depreciation and amortization expense was $6.6 million, $2.8 million, and $1.9 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and selling, general and administrative expense.
For the years ended December 31, 2024, 2023, and 2022, stock-based compensation expense was $116.0 million, $82.5 million and $52.0 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and selling, general and administrative expense.
Revenue by geographic region is as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$771,040	$606,178	$394,833
All other countries	31,764	18,621	13,023
Total revenue	$802,804	$624,799	$407,856
Long-lived tangible assets by geographic location were as follows:

	December 31,
	2024	2023
United States	$71,008	$39,916
All other countries	917	68
Total long-lived tangible assets	$71,925	$39,984

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

10. Income (Loss) Per Share
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
The following common stock-based awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Stock options	1,514,718	2,447,141	2,660,734
Restricted stock units	29,320	201,070	124,680
Total	1,544,038	2,648,211	2,785,414

11. Related Party Transaction
In December 2023, we entered into an agreement with an entity controlled by our CEO (the "Entity"), pursuant to which we agreed to share the costs of a corporate suite at a sports and entertainment venue (the "Venue") (the “Suite”) (the “Cost Sharing Agreement”). In August 2023, the Entity entered into an agreement with the Venue, pursuant to which the Entity acquired certain rights to use the Suite for specified sporting and other events at the Venue through August 2026. Pursuant to this agreement, the Entity agreed to pay $0.2 million per year, with each year beginning September 1 and ending August 31, and the fee increasing by 5% for each succeeding year. Under the Cost Sharing Agreement, we will reimburse the Entity 50% of the cost of the Suite in exchange for the right to use the Suite for 50% of the specified events at the Venue through August 2026. We recognized expense of $0.2 million and less than $0.1 million for the use of the suite in SG&A expense in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024 and 2023, respectively.

12. Commitments and Contingencies
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
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, Inspire and two of its executive officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the District of Minnesota, captioned City of Hollywood Firefighters’ Pension Fund v. Inspire Medical Systems, Inc., et. al., Court File No. 0:23-cv-03884 (the "City of Hollywood Lawsuit"). The plaintiff filed an amended complaint on April 19, 2024, which alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, which alleged violations relate to certain prior disclosures of Inspire about the effectiveness of a program intended to help certain customers establish independence in seeking prior authorization from payors for our Inspire therapy. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired Inspire common stock between May 3, 2023 and November 7, 2023. The plaintiff seeks damages and other relief,

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

including attorneys' fees and costs. The defendants are vigorously defending this lawsuit. On June 28, 2024, the defendants moved to dismiss the amended complaint in its entirety. The motion is now fully briefed and was argued in November 2024.
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

In addition, on January 17, 2025, we received a civil investigative demand (“CID”) from the Department of Justice U.S. Attorney’s Office for the District of Minnesota pursuant to the False Claims Act in the course of the government’s investigation concerning allegations of false claims, including false claims arising from violations of the Anti-Kickback Statute, submitted to government payors in connection with our implant. The CID requests information relating to the marketing, promotion, and reimbursement practices associated with our products. We are cooperating with the investigation. No assurance can be given as to the timing or outcome of the government’s investigation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S.. generally accepted accounting principles. It includes those policies and procedures that:
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Inspire Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Inspire Medical Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Inspire Medical Systems, Inc. as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 10, 2025 expressed an unqualified opinion thereon.
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
/s/Ernst & Young LLP
Minneapolis, Minnesota
February 10, 2025

Item 9B. Other Information.
(b) Adoption or Termination of Trading Arrangements by Directors and Executive Officers

Name	Title	Action	Rule 10b5-1 Adoption/Termination Date	Aggregate Number of Shares of Common Stock to be Sold		Expiration Date
Shawn T McCormick	Director	Terminate	November 1, 2024	1,050		May 2, 2025
Shawn T McCormick	Director	Adopt	November 13, 2024	8,600		August 15, 2025
Richard J. Buchholz	Chief Financial Officer	Adopt	November 13, 2024	15,000		November 28, 2025
Randall Ban	EVP Patient Access and Therapy Development	Adopt	November 13, 2024	25,000		August 15, 2025
Bryan Phillips	General Counsel	Adopt	November 27, 2024	6,152	(1)	September 30, 2025
(1) This number includes shares of our common stock issuable pursuant to performance stock units (“PSU”) that may vest during the term of the 10b5-1 plan, subject to the achievement of certain performance conditions as set forth in the applicable PSU agreement. The actual number of PSUs that vest following the end of the applicable performance period, if any, and therefore the resulting shares of our common stock available for sale under the plan will depend on the attainment of the performance metrics. Also, shares of our common stock issuable pursuant to vested PSUs will be subject to tax withholding obligations that may reduce the net shares actually issued and, therefore, available for sale under the applicable plan; however, the maximum aggregate gross number of shares of our common stock included in the applicable plan is reported in this table without reduction for such future tax obligations and assuming maximum achievement of the performance conditions under the PSUs.
There were no other "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K, adopted, modified or terminated by the Company’s directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information as of December 31, 2024 regarding our common stock that may be issued under the Inspire Medical Systems, Inc. 2007 Incentive Award Plan, as amended (the "2007 Plan”), the Inspire Medical Systems, Inc. 2017 Incentive Award Plan, as amended (the “2017 Plan”), the Inspire Medical Systems, Inc. 2018 Incentive Award Plan (the “2018 Plan”) and the Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, and Performance Stock Units	Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units, and Performance Stock Units	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2007 Plan (1)	10,336	$1.25	—
2017 Plan (1)	5,749	$8.38	—
2018 Plan (2)	3,147,271	$115.52	1,374,651
2018 ESPP (3)	—	$—	1,199,532
Equity compensation plans not approved by stockholders	—	$—	—
Total	3,163,356	$114.95	2,574,183
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
Other
The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is Ernst & Young LLP, Minneapolis, MN, Auditor Firm ID: 42.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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
(3)    Exhibits
The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018
3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018
4.1	Form of Certificate of Common Stock	S-1	333-224176	4.1	4/23/2018
4.2	Fifth Amended and Restated Investor Rights Agreement, dated October 25, 2016, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.2	4/6/2018
4.3	Amendment No. 1 to Fifth Amended and Restated Investor Rights Agreement, dated April 20, 2018, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.3	4/23/2018
4.6	Description of Capital Stock	10-K	001-38468	4.6	2/25/2020
10.1	Assignment and License Agreement, dated as of November 28, 2007, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.1	4/6/2018
10.2	First Amendment to Assignment and License Agreement, dated as of February 4, 2010, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.2	4/6/2018
10.3†	2007 Stock Incentive Plan, as amended	S-1	333-224176	10.6	4/6/2018
10.4†	Form of Incentive Stock Option Agreement pursuant to 2007 Stock Incentive Plan	S-1	333-224176	10.7	4/6/2018
10.5†	2017 Stock Incentive Plan, as amended	S-1	333-224176	10.8	4/6/2018
10.6†	Form of Incentive Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.9	4/6/2018
10.7†	Form of Non-Statutory Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.10	4/6/2018
10.8†	Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.11	4/23/2018
10.9†	Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.12	4/23/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.10†	Amended Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after January 31, 2023	10-K	001-38468	10.10	2/10/2023
10.11†	Form of Restricted Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	10-K	001-38468	10.13	2/24/2021
10.12†	Form of Performance Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	10-K	001-38468	10.14	2/15/2022
10.13†	Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan	S-1	333-224176	10.13	4/23/2018
10.14†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Timothy Herbert	S-1	333-224176	10.15	4/23/2018
10.15†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Randy Ban	S-1	333-224176	10.17	4/23/2018
10.16†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Richard Buchholz	S-1	333-224176	10.19	4/23/2018
10.17†	Employment Agreement between the Company and Bryan Phillips	10-K	001-38468	10.20	2/24/2021
10.18†	Employment Agreement between the Company and Carlton Weatherby	10-Q	001-38468	10.2	8/1/2023
10.19†	Employment Agreement between the Company and Jason Kelly					*
10.20†	Form of Indemnification Agreement between Inspire Medical Systems, Inc. and its directors and officers	S-1	333-224176	10.23	4/6/2018
10.21†	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy	10-Q	001-38468	10.1	5/7/2024
19.1	Inspire Medical Systems, Inc. Insider Trading Policy					*
21.1	Subsidiaries of Inspire Medical Systems, Inc.					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Inspire Medical Systems, Inc. Recovery of Erroneously Awarded Compensation Policy	10-K	001-38468	97.1	2/9/2024	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Inspire Medical Systems, Inc.
Date:	February 10, 2025	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert President and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 10, 2025.

Signature	Title

/s/ TIMOTHY P. HERBERT	Chief Executive Officer (principal executive officer), President and Chair of the Board of Directors
Timothy P. Herbert

/s/ RICHARD BUCHHOLZ	Chief Financial Officer (principal financial and accounting officer)
Richard Buchholz

/s/ GARY L. ELLIS	Lead Independent Director
Gary L. Ellis

/s/ SHELLEY G. BROADER	Director
Shelley G. Broader

/s/ CYNTHIA B. BURKS	Director
Cynthia B. Burks

/s/ MYRIAM J. CURET, M.D.	Director
Myriam J. Curet, M.D.

/s/ SHAWN T MCCORMICK	Director
Shawn T McCormick

/s/ DANA G. MEAD, JR.	Director
Dana G. Mead, Jr.

/s/ GEORGIA MELENIKIOTOU	Director
Georgia Melenikiotou

/s/ CASEY M. TANSEY	Director
Casey M. Tansey