Form 10-Q
period 2025-03-31
Inspire Medical Systems, Inc.
filed 2025-05-05
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2025, the registrant had 29,493,924 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, the impact of macroeconomic trends on our business, financial results and financial position, prospective products, international product approvals and commercializations, our expectations regarding reimbursement levels for Inspire therapy procedures, research and development costs, timing and likelihood of success, other insurance providers' plans to begin covering our Inspire therapy, our sales and marketing initiatives, potential supply chain disruptions, and the plans and objectives of management for future operations.
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
•competitive companies, technologies, and pharmaceuticals in our industry;
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
•changes in U.S. and foreign tax laws;
•risks related to our common stock; and
•other important factors that could cause actual results, performance, or achievements to differ materially from those contemplated that are found in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A. Risk Factors" in this Quarterly Report.
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

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,882	$150,150
Investments, short-term	315,307	295,396
Accounts receivable, net of allowance for credit losses of $1,191 and $880, respectively	92,628	93,068
Inventories, net	99,727	80,118
Prepaid expenses and other current assets	10,135	12,074
Total current assets	571,679	630,806
Investments, long-term	44,831	70,995
Property and equipment, net	77,175	71,925
Operating lease right-of-use assets	24,972	23,314
Other non-current assets	12,152	11,343
Total assets	$730,809	$808,383
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$29,137	$38,687
Accrued expenses	34,333	49,814
Total current liabilities	63,470	88,501
Operating lease liabilities, non-current portion	31,488	30,039
Other non-current liabilities	108	148
Total liabilities	95,066	118,688
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 29,467,300 and 29,740,176 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	29	30
Additional paid-in capital	924,409	981,043
Accumulated other comprehensive income	227	536
Accumulated deficit	(288,922)	(291,914)
Total stockholders' equity	635,743	689,695
Total liabilities and stockholders' equity	$730,809	$808,383
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$201,317	$164,010
Cost of goods sold	30,709	24,757
Gross profit	170,608	139,253
Operating expenses:
Research and development	27,803	28,850
Selling, general and administrative	144,290	125,621
Total operating expenses	172,093	154,471
Operating loss	(1,485)	(15,218)
Other (income) expense:
Interest and dividend income	(5,066)	(5,923)
Other (income) expense, net	(578)	60
Total other income	(5,644)	(5,863)
Income (loss) before income taxes	4,159	(9,355)
Income taxes	1,167	650
Net income (loss)	2,992	(10,005)
Other comprehensive income (loss):
Foreign currency translation loss	(300)	(134)
Unrealized loss on investments	(9)	(542)
Total comprehensive income (loss)	$2,683	$(10,681)
Net income (loss) per share:
Basic	$0.10	$(0.34)
Diluted	$0.10	$(0.34)
Weighted average shares outstanding:
Basic	29,702,358	29,615,166
Diluted	30,311,476	29,615,166

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	29,740,176	$30	$981,043	$536	$(291,914)	$689,695
Stock options exercised	73,491	—	6,441	—	—	6,441
Vesting of restricted stock units and performance stock units, net	199,778	—	(19,192)	—	—	(19,192)
Issuance of common stock	390	—	69	—	—	69
Stock-based compensation expense	—	—	31,056	—	—	31,056
Accelerated share repurchase of common stock	(103,886)	—	—	—	—	—
Share repurchase of common stock	(442,649)	(1)	(75,008)	—	—	(75,009)
Other comprehensive loss	—	—	—	(309)	—	(309)
Net income	—	—	—	—	2,992	2,992
Balance at March 31, 2025	29,467,300	$29	$924,409	$227	$(288,922)	$635,743

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	29,560,464	$30	$917,107	$800	$(345,423)	$572,514
Stock options exercised	88,276	—	3,616	—	—	3,616
Vesting of restricted stock units	41,185	—	—	—	—	—
Shares held for tax withholdings	(14,373)	—	(2,848)	—	—	(2,848)
Issuance of common stock	543	—	101	—	—	101
Stock-based compensation expense	—	—	26,322	—	—	26,322
Other comprehensive loss	—	—	—	(676)	—	(676)
Net loss	—	—	—	—	(10,005)	(10,005)
Balance at March 31, 2024	29,676,095	$30	$944,298	$124	$(355,428)	$589,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$2,992	$(10,005)
Adjustments to reconcile net income (loss):
Depreciation and amortization	3,044	839
Accretion of investment discount	(1,209)	(2,469)
Stock-based compensation expense	31,056	26,322
Provision (benefit) for estimated credit losses	311	(1,392)
Other non-cash expenses	512	519
Changes in operating assets and liabilities:
Accounts receivable	263	18,962
Inventories	(19,609)	(15,089)
Prepaid expenses and other current assets	1,769	13
Accounts payable	(9,517)	3,558
Accrued expenses and other liabilities	(16,315)	(12,398)
Net cash (used in) provided by operating activities	(6,703)	8,860
Investing activities
Purchases of property and equipment	(8,407)	(11,696)
Purchases of investments	(16,719)	(55,739)
Proceeds from sales or maturities of investments	24,173	47,900
Purchases of strategic investments	(600)	—
Net cash used in investing activities	(1,553)	(19,535)
Financing activities
Proceeds from the exercise of stock options	6,441	3,616
Share repurchase of common stock	(75,009)	—
Payment of taxes on net share settlement of equity awards	(19,192)	(2,848)
Net cash (used in) provided by financing activities	(87,760)	768
Effect of exchange rate on cash	(252)	(214)
Decrease in cash and cash equivalents	(96,268)	(10,121)
Cash and cash equivalents at beginning of period	150,150	185,537
Cash and cash equivalents at end of period	$53,882	$175,416
Supplemental cash flow information
Property and equipment included in accounts payable and accrued expenses	$3,272	$5,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first and only United States ("U.S.") Food and Drug Administration ("FDA"), European Union ("EU"), Medical Devices Regulation, and Japan Pharmaceuticals and Medical Devices Agency-approved neurostimulation technology of its kind that provides a safe and effective treatment for patients with moderate to severe OSA. Inspire therapy received premarket approval from the FDA in 2014 and has been commercially available in certain European markets since 2011 and certain Asia Pacific markets since 2021.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, the results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. All intercompany accounts and transactions have been eliminated in consolidation.
For a complete discussion of our significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Cash and Cash Equivalents
We consider all highly liquid securities, readily convertible to cash, that have original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value, and cash equivalents, which consist of money market funds, are stated at fair value.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiaries have functional currency in Euro and Yen. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Sales and expenses denominated in foreign currencies are translated at exchange rates in effect on the date of the transaction. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other (income) expense, net in the consolidated statements of operations and comprehensive income (loss). For the three-month periods ended March 31, 2025 and 2024, we recognized $0.6 million of gain and $0.1 million of loss, net, respectively. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive income within stockholders' equity in the consolidated balance sheets. We had $0.1 million of unrecognized loss and $0.2 million of unrecognized gain in our accumulated other comprehensive income balance as of March 31, 2025 and December 31, 2024, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Investments
Our investments are classified as available-for-sale and consisted of the following:

	March 31, 2025
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$13,422	$13	$—	$13,435
Corporate debt securities	49,630	90	(4)	49,716
Certificates of deposit	2,994	5	—	2,999
U.S. treasury debt securities	249,016	179	(38)	249,157
Short-term investments	$315,062	$287	$(42)	$315,307
Long-Term:
Corporate debt securities	$25,820	$60	$(13)	$25,867
Asset-backed securities	158	—	—	158
U.S. treasury debt securities	18,736	70	—	18,806
Long-term investments	$44,714	$130	$(13)	$44,831

	December 31, 2024
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$19,806	$25	$—	$19,831
Corporate debt securities	47,226	80	(7)	47,299
Certificates of deposit	7,684	10	—	7,694
U.S. treasury debt securities	220,283	346	(57)	220,572
Short-term investments	$294,999	$461	$(64)	$295,396
Long-Term:
Corporate debt securities	$23,915	$59	$(49)	$23,925
Asset-backed securities	287	—	—	287
U.S. treasury debt securities	46,818	50	(85)	46,783
Long-term investments	$71,020	$109	$(134)	$70,995
The following table shows all available-for-sale investments in an unrealized loss position for which an allowance for credit losses has not been recorded and the related gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$10,593	$(20)	$—	$—	$10,593	$(20)
U.S. Treasury debt securities	69,029	(99)	—	—	69,029	(99)
Total	$79,622	$(119)	$—	$—	$79,622	$(119)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$11,728	$(56)	$—	$—	$11,728	$(56)
U.S. Treasury debt securities	69,402	(220)	—	—	69,402	(220)
Total	$81,130	$(276)	$—	$—	$81,130	$(276)
Investments are classified as available-for-sale and are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income (loss) within stockholders' equity. We had $0.4 million of unrecognized gain in our accumulated other comprehensive income balance at both March 31, 2025 and December 31, 2024. Any realized gains and losses are calculated on the specific identification method and reported net in other (income) expense, net in the consolidated statements of operations and comprehensive income (loss). We recognized $0 of gross realized gains and losses from the sale or maturity of available-for-sale investments during each of the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025 and December 31, 2024, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. We do not consider those investments to be other-than-temporarily impaired as of March 31, 2025. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses, not to exceed the amount of the unrealized loss, are recorded as an allowance through other expense in the consolidated statements of operations and comprehensive income (loss). The total allowance for credit losses was $0 at both March 31, 2025 and December 31, 2024.
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
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of March 31, 2025 and December 31, 2024. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	March 31, 2025
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$29,758	$29,758	$—	$—
Total cash equivalents	29,758	29,758	—	—
Investments:
Commercial paper	13,435	—	13,435	—
Corporate debt securities	75,583	—	75,583	—
Certificates of deposit	2,999	—	2,999	—
Asset-backed securities	158	—	158	—
U.S. government securities	267,963	267,963	—	—
Total investments	360,138	267,963	92,175	—
Total cash equivalents and investments	$389,896	$297,721	$92,175	$—

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	December 31, 2024
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$59,606	$59,606	$—	$—
Total cash equivalents	59,606	59,606	—	—
Investments:
Commercial paper	19,831	—	19,831	—
Corporate debt securities	71,224	—	71,224	—
Certificates of deposit	7,694	—	7,694	—
Asset-backed securities	287	—	287	—
U.S. government securities	267,355	267,355	—	—
Total investments	366,391	267,355	99,036	—
Total cash equivalents and investments	$425,997	$326,961	$99,036	$—
There were no transfers between levels during the periods ended March 31, 2025 and December 31, 2024.
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. However, as of March 31, 2025 and December 31, 2024, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
The following table presents the changes in the allowance for credit losses related to accounts receivable:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$880	$1,648
Charges (credits) to the allowance, net	444	76
Accounts written off, net of recoveries	(133)	(1,468)
Balance at the end of the period	$1,191	$256
The increase in accounts written off, net of recoveries during the three months ended March 31, 2024 are related primarily to accounts receivable with two healthcare systems.
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$24,016	$22,430
Work in process	4,073	—
Finished goods	71,638	57,688
Total inventories, net of reserves	$99,727	$80,118
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
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. The reserve for excess and obsolete inventory was $1.3 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Internal-use software	$17,231	$16,553
Manufacturing equipment	44,949	29,117
Other equipment	5,259	4,981
Leasehold improvements	10,075	10,057
Construction in process	16,464	24,975
Property and equipment, cost	93,978	85,683
Less: accumulated depreciation and amortization	(16,803)	(13,758)
Property and equipment, net	$77,175	$71,925
Internal-use software costs are capitalized during the application development stage. Costs related to planning and post implementation activities are expensed as incurred. Capitalized internal-use software is amortized, and recognized as cost of goods sold or selling, general and administrative expenses, on a straight-line basis over the estimated useful life of three years. Construction in process is comprised primarily of manufacturing equipment. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $3.0 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $11.2 million and $10.6 million as of March 31, 2025 and December 31, 2024, respectively. There were no adjustments to the carrying amount during either of the three months ended March 31, 2025 or 2024.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment, operating lease right-of-use assets, and strategic investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets during either of the three months ended March 31, 2025 or 2024.
Accrued Expenses
Accrued expenses consisted of the following:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Payroll related	$25,385	$40,162
Income tax payable	910	1,612
Product warranty liability	649	933
Operating lease liabilities, current portion	2,035	1,754
Other accrued expenses	5,354	5,353
Total accrued expenses	$34,333	$49,814
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$933	$1,100
Provisions for warranty	(195)	535
Settlements of warranty claims	(89)	(247)
Balance at the end of the period	$649	$1,388
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $20.9 million and $25.6 million during the three months ended March 31, 2025 and 2024, respectively.
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
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As we have historically incurred operating losses, we have recorded a full valuation allowance against our net deferred tax assets. We will continue to maintain a full valuation allowance until the point at which we are more certain than not that the deferred tax assets will be realized. Therefore, there is no provision for federal income taxes, but we do record provision for current state and foreign taxes, which includes a foreign tax reserve relating to uncertain tax positions. Our policy is to record interest and penalty expense related to uncertain tax positions as other expense in the consolidated statements of operations and comprehensive income (loss).
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and changes in unrealized gains and losses due to interest rate fluctuations and other external factors on investments classified as available-for-sale and foreign currency translation adjustments. Accumulated other comprehensive income is presented in the accompanying consolidated balance sheets as a component of stockholders' equity.
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

3. Leases
We lease approximately 106,000 square feet of office space for our corporate headquarters under a noncancelable operating lease with a noncancelable lease term through May 31, 2035. In October 2024, we entered into an amendment on this lease which provides approximately 10,000 square feet of additional space.
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
The following table presents the lease balances within the consolidated balance sheets:

	March 31, 2025	December 31, 2024
Right-of-use assets:
Operating lease right-of-use assets	$24,972	$23,314
Operating lease liabilities:
Accrued expenses	$2,035	$1,754
Operating lease liabilities, non-current portion	31,488	30,039
Total operating lease liabilities	$33,523	$31,793
As of March 31, 2025, the remaining lease terms were 10.2 years and the weighted average discount rate was 4.9%. The operating cash outflows from our operating leases were $0.8 million and $0.6 million for the three-month periods ended March 31, 2025 and 2024, respectively.

4. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. We make voluntary matching contributions of 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
are based on Inspire common stock. Our matching contributions to the plan totaled $1.9 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.

5. Stockholders' Equity
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
During the three-month period ended March 31, 2025, we purchased an additional 442,649 shares for $75.0 million under Rule 10b5-1 under the Company's share repurchase program. As of March 31, 2025, no amount remained available for future repurchases under the share repurchase program.

6. Stock-Based Compensation
As of March 31, 2025, there were 4,868,700 shares reserved for issuance under our equity incentive plan, of which 1,411,756 shares were available for issuance.
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
Stock Options
Stock options are granted to employees at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options include a four-year service period and 25% vest after the first year of service and the remainder vest in equal monthly installments over the next 36 months of service. Unvested options are forfeitable in the event of termination other than for death, disability, or qualifying retirement. Upon death, disability

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
or qualifying retirement, all outstanding and unvested options accelerate and become fully vested. The stock options have a contractual life of ten years.
The fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three-month period ended March 31, 2025.
Option Value and Assumptions

Three Months Ended
March 31,
2024
Weighted average fair value	$124.70
Assumptions:
Expected term (years)	6.25
Expected volatility	59.0 - 59.4%
Risk-free interest rate	3.95 - 4.28%
Expected dividend yield	0.0%
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
Expected Volatility — Beginning in 2024, we based expected volatility on the historic volatility of our common stock. Prior to 2024, due to our limited company specific historical and implied volatility data, we incorporated our historical stock trading volatility with those of a group of similar companies that are publicly traded for the calculation of volatility. When selecting this peer group, we generally selected companies with comparable characteristics, including enterprise value, stages of clinical development, risk profiles, position within the industry, and those with historical share price information sufficient to meet the expected life of the stock-based awards.
Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. government Treasury instruments with maturities similar to the expected term of our stock options.
Expected Dividend Yield — The expected dividend assumption is based on our history of not paying dividends and our expectation that we will not declare dividends for the foreseeable future.
Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,160,149	$168.33	6.4	$89,052
Granted	—	$—
Exercised	(73,672)	$87.27		$7,795
Forfeited/expired	(28,264)	$226.31
Outstanding at March 31, 2025	2,058,213	$170.40	6.2	$64,049
Exercisable at March 31, 2025	1,609,096	$155.50	5.7	$63,444
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
the underlying stock options. As of March 31, 2025, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2028 related to unvested stock options is $56.7 million, which we expect to recognize over a weighted average period of 2.0 years.
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture in the event of termination other than for death, disability, or qualifying retirement. Upon death or disability, all outstanding and unvested RSUs accelerate and become fully vested and settled. Upon qualifying retirement, all outstanding and unvested RSUs remain outstanding and settle in accordance with the original vesting and payment terms applicable to such RSUs. The RSUs granted to employees include three- or four-year service periods and vest in equal installments on each anniversary of the date of grant. The RSUs granted to the board of directors include one- or three-year service periods and vest in equal installments on each anniversary of the date of grant. The fair value of the RSUs is equal to the closing price of our common stock on the grant date.

A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	679,905	$195.63	$126,041
Granted	513,378	$186.96
Vested	(160,612)	$208.10	$29,174
Forfeited	(18,781)	$192.18
Unvested at March 31, 2025	1,013,890	$189.31	$161,492
The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of award vesting. As of March 31, 2025, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2028 related to unvested RSUs was $171.9 million which we expect to recognize over a weighted average period of 2.4 years.
Performance Stock Units
We grant PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the respective three-year periods from the date of grant. The expense is recorded on a straight-line basis over the requisite service periods based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goals associated with PSU grants are assessed each reporting period. The number of shares earned at the end of each of the three-year periods will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grant will be reversed. PSUs are subject to forfeiture in the event of termination other than a termination due to death, disability, or qualifying retirement occurring after the first 12 months of the applicable performance period. Upon such a termination due to death or disability, a prorated amount of the target number of PSUs will accelerate and become fully vested. Upon such a qualifying retirement, a prorated amount of the PSUs will be eligible to vest and settle based on the actual performance achievement in accordance with the original vesting and payment terms applicable to such PSUs.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	323,302	$220.82	$59,934
Granted	236,333	$199.70
Vested	(143,518)	$228.48	$26,759
Forfeited	(18,921)	$224.92
Unvested at March 31, 2025	397,196	$205.37	$63,265
The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of March 31, 2025, there was $61.5 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. There were 1,384,440 shares available for future issuance under the ESPP as of March 31, 2025. The current purchase period under the ESPP began on January 1, 2025 and ends June 30, 2025.

7. Income Taxes
At both March 31, 2025 and December 31, 2024, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $1.2 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The income tax expense reflects state and foreign income tax expense in both of the three months ended March 31, 2025 and March 31, 2024.
As of December 31, 2024, we had gross federal net operating loss carryforwards, which are no longer subject to expiration, of $51.2 million. In addition, we had net operating loss carryforwards for state income tax purposes of $88.0 million which will begin to expire in 2025. We also have gross R&D credit carryforwards of $13.4 million as of December 31, 2024, which will expire at various dates beginning in 2034.
Utilization of the net operating loss carryforwards and R&D credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Code and similar state provisions. During 2025, we finalized an updated analysis to determine whether an ownership change has occurred through December 31, 2024, and if a limitation exists. It was determined that December 11, 2018 was the only date that we experienced an ownership change. The study concluded that none of the $126.5 million of federal net operating losses nor the $1.7 million of federal R&D credits that were accumulated on December 11, 2018 will expire unused solely due to the limitations under Sections 382 and 383 of the Code.
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
We had $0.1 million of tax payable on unrecognized tax positions as of both March 31, 2025 and December 31, 2024.

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

	Three Months Ended
	March 31,
	2025	2024
Revenue	$201,317	$164,010
Less: (a)
Cost of goods sold	30,709	24,757
Research and development expense	27,803	28,850
Selling, general and administrative expense (excluding advertising expense)	123,349	100,018
Advertising expense	20,941	25,603
Operating loss	(1,485)	(15,218)
Other income (b)	(5,644)	(5,863)
Income taxes	1,167	650
Segment net income (loss)	2,992	(10,005)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$2,992	$(10,005)
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker.
(b) Other income represents the consolidated amounts for interest and dividend income, interest expense, and other expense, net, as shown on our consolidated statements of operations and comprehensive income (loss).
For the three-month periods ended March 31, 2025 and 2024, depreciation and amortization expense was $3.0 million and $0.8 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and selling, general and administrative ("SG&A") expense.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
For the three-month periods ended March 31, 2025 and 2024, stock-based compensation expense was $31.1 million and $26.3 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and SG&A expense.
Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2025	2024
United States	$193,606	$155,771
All other countries	7,711	8,239
Total revenue	$201,317	$164,010
Long-lived tangible assets by geographic location were as follows:

	March 31, 2025	December 31, 2024
United States	$76,288	$71,008
All other countries	887	917
Total long-lived tangible assets	$77,175	$71,925

9. Income (Loss) Per Share
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
The components of net income (loss) per share are as follows:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income (loss)	$2,992	$(10,005)
Denominator:
Weighted average number of common shares outstanding - basic	29,702,358	29,615,166
Dilutive effect of stock options	441,165	—
Dilutive effect of restricted stock units	157,476	—
Dilutive effect of shares issuable under the ESPP	10,477	—
Weighted average number of common shares outstanding - diluted	30,311,476	29,615,166
Net income (loss) per share:
Basic	$0.10	$(0.34)
Diluted	$0.10	$(0.34)

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
The following common stock-based awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive:

	March 31,
	2025	2024
Stock options	1,450,239	2,501,573
Restricted stock units	301,153	554,614
Shares issuable under the ESPP	—	5,872
Total	1,751,392	3,062,059

10. Related Party Transaction
In December 2023, we entered into an agreement with an entity controlled by our Chief Executive Officer (the "Entity"), pursuant to which we agreed to share the costs of a corporate suite at a sports and entertainment venue (the "Venue") (the “Suite”) (the “Cost Sharing Agreement”). In August 2023, the Entity entered into an agreement with the Venue, pursuant to which the Entity acquired certain rights to use the Suite for specified sporting and other events at the Venue through August 2026. Pursuant to this agreement, the Entity agreed to pay $0.2 million per year, with each year beginning September 1 and ending August 31, and the fee increasing by 5% for each succeeding year. Under the Cost Sharing Agreement, we will reimburse the Entity 50% of the cost of the Suite in exchange for the right to use the Suite for 50% of the specified events at the Venue through August 2026. We recognized expense of less than $0.1 million for the use of the suite in SG&A expense in our consolidated statements of operations and comprehensive income (loss) during each of the three months ended March 31, 2025 and 2024, respectively.

11. Commitments and Contingencies
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
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, Inspire and two of its executive officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the District of Minnesota, captioned City of Hollywood Firefighters’ Pension Fund v. Inspire Medical Systems, Inc., et. al., Court File No. 0:23-cv-03884 (the "City of Hollywood Lawsuit"). The plaintiff filed an amended complaint on April 19, 2024, which alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, which alleged violations related to certain prior disclosures of Inspire about the effectiveness of a program intended to help certain customers establish independence in seeking prior authorization from payors for our Inspire therapy. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired Inspire common stock between May 3, 2023 and November 7, 2023. On June 28, 2024, the defendants moved to dismiss the amended complaint in its entirety. On March 24, 2025, the Court granted defendants' motion to dismiss, and dismissed the amended complaint with prejudice. The dismissal is now final.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, the discussion under "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” sections included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as information with respect to our plans and strategy for our business and the impact of macroeconomic factors on our business, financial results and financial condition includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Part I, Item 1A. Risk Factors" section of our Annual Report and in the "Part I, Item 1A "Risk Factors" section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed according to the coding and correlated payment by various third-party payors, such as commercial payors and government healthcare programs. Our Inspire system is currently covered on a per-patient basis for patients insured by commercial payors, under Local Coverage Determinations for patients insured by Medicare and Medicare Advantage, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of May 5, 2025, we have secured positive coverage policies with many U.S. commercial payors, including all large national commercial insurers, covering more than 300 million lives in the U.S. In addition, all seven Medicare Administrative Contractors provide coverage of Inspire therapy when certain coverage criteria are met.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
For the three months ended March 31, 2025, 96.2% of our revenue was derived in the U.S. and 3.8% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue during the three months ended March 31, 2025.

We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. Currently, all of our manufacturing is done in the U.S. and most components for our Inspire system are sourced in the U.S. We have experienced supply disruptions in the past. During the third quarter of 2023, we experienced an inventory supply issue related to our polyurethane-based stimulation leads, one component of the Inspire system used only in the European market at that time. In 2022, the FDA approved our silicone-based stimulation and sensing leads in the U.S., which replaced the polyurethane versions of the leads, and we stopped manufacturing polyurethane leads. We obtained certification under the EU MDR in July 2024, and silicone leads may now be marketed throughout the EU. During the fourth quarter of 2023 and extending into early 2024, a delay in EU MDR certification and the shortage of polyurethane-based stimulation leads caused delays to implant procedures which adversely affected our business in Europe, including a reduction in our European revenue, and thereby our consolidated revenue.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended March 31, 2025, we generated revenue of $201.3 million with a gross margin of 84.7% and had a net income of $3.0 million compared to revenue of $164.0 million with a gross margin of 84.9% and a net loss of $10.0 million for the three months ended March 31, 2024. Our accumulated deficit as of March 31, 2025 was $288.9 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our future generations of Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries and the Asia Pacific region. For example, in August 2024, we received approval from the FDA for our next generation Inspire system ("Inspire V"), which we expect to fully launch in the U.S. in 2025.
Beginning late in the first quarter and continuing into the second quarter of 2025, in connection with awareness gained during our ongoing limited market release of the Inspire V system, we began to observe that some patients and physicians are delaying Inspire therapy until Inspire V is available at their location. Additionally, beginning late in the first quarter and continuing into the second quarter of 2025, we began to observe that some of our customers are using their existing inventory of our Inspire IV system ("Inspire IV") prior to purchasing Inspire V systems. While we cannot quantify the impact at this time or predict if these patterns may change, we anticipate that the occurrence of patients and physicians delaying Inspire therapy until Inspire V is available and the destocking by some of our customers of their existing Inspire IV inventory may impact our consolidated revenue until Inspire V is fully launched and our customers have used their existing Inspire IV inventory, which is expected to primarily occur in the second quarter of 2025. We plan to continue to make Inspire IV systems available in the U.S. after the Inspire V launch as inventory levels allow, and outside the U.S., subject to our receiving the appropriate regulatory clearances for Inspire V in foreign markets.

Our direct-to-consumer marketing program's goals are therapy awareness, connecting patients with providers, and supporting the patient through their path to Inspire from start to finish. Our investments in advertising are designed to increase patient awareness and encourage them to visit our website. On our website, patients can explore educational materials and videos about sleep apnea, learn about the benefits of Inspire therapy, find physician and clinical site contact information, and stay informed about community awareness events. We also use the Inspire Sleep app as a valuable tool for patient education. Moving forward, we plan to refine and optimize our outreach strategies, with an emphasis on expanding digital advertising efforts to reach more qualified patients. We expect our direct-to-consumer expenditures to increase slightly over 2024 levels during the remainder of 2025.
We have a call center which we refer to as the Inspire Advisor Care Program. The primary purpose of this program is to assist patients with making a connection with a qualified healthcare provider based on their specific needs. In 2022, we initiated a digital scheduling program to facilitate and streamline patient access to care. We intend to continue to enhance and expand this scheduling capability during the remainder of 2025.
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S., European, and Japanese sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets. As of March 31, 2025, we had 343 U.S. sales territories and 245 field clinical representatives, as compared with 335 U.S. sales territories and 230 field clinical representatives as of December 31, 2024.
Since 2023, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, has continued to gain popularity as a weight-loss drug. In late 2024, Zepbound (tirzepatide), which was FDA approved for weight loss in 2023, was also FDA approved for treatment of OSA in patients with obesity and moderate to severe OSA. If GLP-1s are used to treat OSA in an indication for which Inspire therapy is approved, demand for our Inspire system for patients with that indication could be reduced. OSA is a multifactorial disease with many independent factors including age, gender, weight, and neck circumference. Inspire is designed to address antero-posterior airway collapse, also known as tongue base collapse. In contrast, patients with a higher BMI are subject to a larger neck circumference and present predominantly with lateral-wall collapse. A combination of tongue base collapse and lateral wall collapse is identified as a complete concentric collapse of the upper airway. Inspire is contraindicated for complete concentric collapse. In April 2024, Eli Lilly and Company ("Lilly") published headline results from its SURMOUNT-OSA trial demonstrating a 50.7% reduction in Apnea-Hypopnea Index ("AHI") for patients in the therapy arm of the study using tirzepatide, a GLP-1 injection. Subsequently, in June 2024, Lilly published additional results from its SURMOUNT-OSA trial demonstrating 43% of participants treated with tirzepatide at the highest dose met criteria for disease resolution. In this context, "disease resolution" means achieving an AHI of fewer than 5 events per hour, or an AHI of 5 to 14 events per hour and an Epworth Sleepiness Scale ("ESS") score of ≤10. ESS is a standard questionnaire designed to assess excessive daytime sleepiness. Given a baseline AHI of 50.3, and based on these results, we believe that most patients enrolled in the study will continue to have residual moderate to severe OSA that will require treatment and fall within Inspire’s FDA-approved indication. While weight loss may help reduce a patient’s AHI and other OSA symptoms, numerous other studies have shown that weight loss alone will not resolve OSA for the vast majority of patients. We expect GLP-1s may help patients address their lateral wall collapse, making them a potential candidate for Inspire therapy to the extent they also have tongue base collapse. Based on our ongoing ADHERE patient registry, the average BMI of patients treated with Inspire therapy is 29 and the American Academy of Sleep Medicine guidelines recommend weight loss prior to surgery for patients with BMI over 35 and nonsurgical solutions for patients with BMI over 40. While we cannot quantify the impact, we believe that in the long term there could be a benefit to our business as a result of GLP-1s reducing the BMI of our prospective patients and increasing the overall number of eligible patients for our Inspire therapy, although there can be no assurance of such benefit at this time.
Macroeconomic Environment
The global economy continues to experience increased inflationary pressures and market instability. Higher interest rates and capital costs, higher shipping costs and new or increased tariffs, increased costs of labor, international conflicts and terrorism, and weakening foreign currency exchange rates are creating additional economic challenges. These conditions may cause our customers to decrease or delay orders for our products.

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
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses consist primarily of compensation for personnel, including base salaries, stock-based compensation expense and commissions related to our sales organization, finance, information technology, human resources, and legal functions, as well as spending related to marketing, sales operations, and training and reimbursement personnel. Other SG&A expenses include training physicians, travel expenses, advertising, direct-to-consumer promotional programs, conferences, trade shows and consulting services, professional services fees, audit fees, insurance costs and general corporate expenses, including facilities-related expenses.
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
Other Income, Net
Other income, net consists primarily of interest and dividend income, minimal interest expense, the impacts of foreign currency transactions and remeasurements, and gains and losses on investments.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$201,317	$164,010	$37,307	22.7%
Cost of goods sold	30,709	24,757	5,952	24.0%
Gross profit	170,608	139,253	31,355	22.5%
Gross margin	84.7%	84.9%
Operating expenses:
Research and development	27,803	28,850	(1,047)	(3.6)%
Selling, general and administrative	144,290	125,621	18,669	14.9%
Total operating expenses	172,093	154,471	17,622	11.4%
Operating loss	(1,485)	(15,218)	13,733	(90.2)%
Other income, net	(5,644)	(5,863)	219	(3.7)%
Income (loss) before income taxes	4,159	(9,355)	13,514	(144.5)%
Income taxes	1,167	650	517	79.5%
Net income (loss)	$2,992	$(10,005)	$12,997	(129.9)%
Revenue
Revenue increased $37.3 million, or 22.7%, to $201.3 million for the three months ended March 31, 2025 compared to $164.0 million for the three months ended March 31, 2024. These results reflect an increase in sales of our Inspire system of $37.8 million in the U.S. offset by a decrease of $0.5 million outside of the U.S. compared to the same prior year period. Overall revenue growth was primarily due to increased market penetration in existing centers, expansion into new territories and centers, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints.
Revenue information by region is summarized as follows:

	Three Months Ended March 31,
	2025		2024		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$193,606	96.2%	$155,771	95.0%	$37,835	24.3%
All other countries	7,711	3.8%	8,239	5.0%	(528)	(6.4)%
Total revenue	$201,317	100.0%	$164,010	100.0%	$37,307	22.7%
Revenue generated in the U.S. was $193.6 million for the three months ended March 31, 2025, an increase of $37.8 million, or 24.3%, compared to the three months ended March 31, 2024. Revenue growth in the U.S. was primarily due to increased market penetration in existing centers, the expansion into new territories and centers, and, we believe, increased physician and patient awareness of our Inspire system.
Revenue generated outside of the U.S. was $7.7 million in the three months ended March 31, 2025, a decrease of $0.5 million, or 6.4%, compared to the three months ended March 31, 2024. During the fourth quarter of 2023, not having received EU MDR certification of our silicone-based stimulation lead and the resulting shortage of polyurethane-based stimulation leads had an estimated adverse impact on European revenue during that period of approximately $4.0 million. The higher revenue experienced during the first quarter of 2024 was partially due to the recovery of most of the estimated $4.0 million of revenue opportunity from the fourth quarter of 2023.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $6.0 million, or 24.0%, to $30.7 million for the three months ended March 31, 2025 compared to $24.8 million for the three months ended March 31, 2024. The increase was primarily due to product costs associated with the higher sales volume of our Inspire system experienced during the first quarter of 2025.
Gross margin was 84.7% for the three months ended March 31, 2025 compared to 84.9% for the three months ended March 31, 2024.
Research and Development Expenses
Research and development expenses decreased $1.0 million, or 3.6%, to $27.8 million for the three months ended March 31, 2025 compared to $28.9 million for the three months ended March 31, 2024. This change was primarily due to a decrease of $5.4 million in ongoing research and development costs, primarily with respect to our next generation versions of the Inspire neurostimulator and our SleepSync™ platform, partially offset by an increase of $3.9 million in compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and an increase of $0.5 million in regulatory and clinical studies expenses and quality compliance fees.
Selling, General and Administrative Expenses
SG&A expenses increased $18.7 million, or 14.9%, to $144.3 million for the three months ended March 31, 2025 compared to $125.6 million for the three months ended March 31, 2024. The primary driver of this change was an increase of $17.4 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, general corporate costs increased $2.7 million primarily due to computer equipment and software expense, bank fees, and depreciation expense, as well as an increase in travel expenses of $1.8 million, partially offset by a decrease of $3.2 million of marketing expenses primarily consisting of direct-to-consumer initiatives.
Other Income, Net
Other income, net decreased by $0.2 million, or 3.7%, to $5.6 million for the three months ended March 31, 2025 compared to $5.9 million for the three months ended March 31, 2024. The change was primarily due to a decrease of $0.9 million in interest and dividend income due to lower cash, cash equivalents, and investment balances, and an increase of $0.6 million in foreign currency translation and remeasurement gains.
Income Taxes
We recorded a provision for incomes taxes of approximately $1.2 million and $0.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively. This change was primarily due to an increase in state and local taxes.

Liquidity and Capital Resources
We believe our balance sheet and liquidity as of May 5, 2025 provides us with flexibility, and that our cash, cash equivalents, and investments will satisfy our operating needs and capital expenditures for at least the next 12 months.
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
As of March 31, 2025, we had cash, cash equivalents, and available-for-sale debt securities of $414.0 million, a decrease of $102.5 million from $516.5 million as of December 31, 2024. Working capital totaled $508.2 million as of March 31, 2025, a decrease of $34.1 million from December 31, 2024. We define working capital as current assets less current liabilities. The decrease in working capital was primarily due to the following factors:
•a $96.3 million decrease in cash and cash equivalents primarily due to the share repurchases made during the first quarter under our share repurchase program, as well as inventory purchases and the payment of taxes on net share settlements of equity awards, partially offset by proceeds from sales of the Inspire system, proceeds from the exercise of stock options, and interest and dividend income;
•a $1.9 million decrease in prepaid expense and other current assets; and
•a $0.4 million decrease in accounts receivable.
The decrease in working capital was partially offset by the following factors:
•a $19.9 million increase in short-term available-for-sale investments which increased as some long-term available for sale investment moved into the short-term category due to the passage of time;
•a $19.6 million increase in inventory balances, as we increased inventory levels to support higher sales and the anticipated 2025 launch of our next generation Inspire system;
•a $15.5 million decrease in accrued expenses which decreased primarily due to the payment of year-end bonuses and commissions; and
•a $9.6 million decrease in accounts payable due to the timing of vendor invoices.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At March 31, 2025, we had $268.0 million in U.S. government securities, $75.6 million in corporate debt securities, $29.8 million in money market funds, and $16.6 million in certificates of deposit, commercial paper, and asset-backed securities. See Note 2 to our unaudited consolidated financial statements in this Quarterly Report for additional information on our investments.
In the three months ended March 31, 2025, our SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases during 2025. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will increase during the remainder of 2025, primarily related to the ongoing development of the SleepSync™ platform and next generation products.
We spent $8.4 million on purchases of property and equipment in the three months ended March 31, 2025, mainly on manufacturing equipment and tooling for our next generation Inspire system, development of our SleepSync™ platform, and computer hardware and software. We anticipate further capital expenditures in 2025, primarily for additional manufacturing equipment and our SleepSync™ platform, computer hardware and software, and leasehold improvements on our corporate office buildings.
As of March 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
We believe that our existing cash and cash equivalents and investments, which totaled $414.0 million as of March 31, 2025, together with cash flows from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.

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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,703)	$8,860
Investing activities	(1,553)	(19,535)
Financing activities	(87,760)	768
Effect of exchange rate on cash	(252)	(214)
Net decrease in cash and cash equivalents	$(96,268)	$(10,121)
Operating Activities
The net cash used in operating activities was $6.7 million for the three months ended March 31, 2025 and consisted of net income of $3.0 million, non-cash charges of $33.7 million, and an increase in net operating assets of $43.4 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more equity awards to a greater number of employees as compared to the same prior-year period. The remainder of the non-cash charges included depreciation and amortization expense which increased with additional purchases of property and equipment, accretion of investment discount due to higher investment balances, a change in the provision for estimated credit losses, and other, net. Operating assets include inventories, which increased as we continue to build inventory levels to support higher sales and the anticipated launch of our next generation Inspire system, and accounts receivable, which decreased slightly due to collections on the higher sales volume we typically experience late in the fourth quarter. Operating assets also include prepaid expenses and other current assets, which decreased compared to the same prior-year period, primarily due to various prepaid expenses and prepaid insurance. Operating liabilities include accounts payable, which decreased generally due to the timing of vendor invoice payments, and accrued expenses, which decreased primarily due to the payment of year-end bonuses and commissions.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $1.6 million and consisted primarily of the purchase of investments of $16.7 million and the purchases of property and equipment of $8.4 million, mainly on manufacturing equipment and tooling for our next generation Inspire system, development of our SleepSync™ platform, and computer hardware and software, as well as $0.6 million for the purchase of a strategic investment, partially offset by the proceeds from sales or maturities of investments of $24.2 million.
Net cash used in investing activities for the three months ended March 31, 2024 was $19.5 million and consisted primarily of the purchase of investments of $55.7 million, the purchases of property and equipment of $11.7 million, mainly for testing systems and manufacturing equipment for our next generation Inspire system, our SleepSync™ platform, computer hardware and software, and leasehold improvements, partially offset by the proceeds from sales or maturities of investments of $47.9 million.
Financing Activities
Net cash used in financing activities was $87.8 million for the three months ended March 31, 2025 and consisted primarily of share repurchases of $75.0 million under our share repurchase authorization and the payment of $19.2 million of taxes paid on net share settlement of equity awards, partially offset by $6.4 million in proceeds from the exercise of stock options.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report. There have been no material changes to those critical accounting policies and estimates.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our unaudited consolidated financial statements contained in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% change in interest rates would have impacted interest and dividend income on our consolidated financial statements by approximately $1.0 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively.

Credit Risk, Foreign Currency Risk, and Inflation Risk
For market risks related to changes in credit, foreign currency, and inflation, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report. Our exposure to these risks has not materially changed from those disclosed in our Annual Report, other than as described below.
As of March 31, 2025 and December 31, 2024, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits. Market conditions can impact the viability of institutions where our cash is held. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
The information contained in “Note 11 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements is incorporated by reference into this Part II, Item 1 of this Quarterly Report.

Item 1A.    Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in "Part I, Item 1A. Risk Factors” in our Annual Report. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than the following:
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
Beginning late in the first quarter and continuing into the second quarter of 2025, in connection with awareness gained during our ongoing limited market release of the Inspire V system, we began to observe that some patients and physicians are delaying Inspire therapy until our next generation Inspire system ("Inspire V") is available at their location. Additionally, beginning late in the first quarter and continuing into the second quarter of 2025, we began to observe that some of our customers are using their existing inventory of our Inspire IV system ("Inspire IV") prior to purchasing Inspire V systems. While we cannot quantify the impact at this time or predict if these patterns may change, we anticipate that the occurrence of patients and physicians delaying Inspire therapy until Inspire V is available and the destocking by some of our customers of their existing Inspire IV inventory may impact our consolidated revenue until Inspire V is fully launched and our customers have used their existing Inspire IV inventory, which is expected to primarily occur in the second quarter of 2025.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Share Repurchases
The following table presents information with respect to the repurchase of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
January 1, 2025 - January 31, 2025	—	$—	—	$75,000
February 1, 2025 - February 28, 2025	138,203	$180.89	138,203	$50,000
March 1, 2025 - March 31, 2025	304,446	$164.23	304,446	$—
Total	442,649		442,649
(1) On August 6, 2024, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding shares of common stock from time to time through open market transactions, privately negotiated transactions, tender offers, or other means. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. The share repurchase program was set to expire on August 5, 2026, subject to the earlier termination or extension by the Board, in its sole discretion and without prior notice. As of March 31, 2025, no amount remained available for future repurchases under the share repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
(a) None.
(b) None.

(c) Adoption or Termination of Trading Arrangements by Directors and Executive Officers

There were no "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K, adopted, modified or terminated by the Company’s directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended March 31, 2025.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018

10.1	Inspire Medical Systems, Inc. Non -Employee Director Compensation Policy					*

10.2	Amended Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after December 9, 2024					*

10.3	Amended Form of Restricted Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after December 9, 2024					*

10.4	Amended Form of Performance Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after December 9, 2024					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_______________________________________________________________________________
*    Filed herewith.

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.

Date:	May 5, 2025	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer, and Chairperson
(principal executive officer)

Date:	May 5, 2025	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)