Form 10-Q
period 2025-06-30
Inspire Medical Systems, Inc.
filed 2025-08-04
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 30, 2025, the registrant had 29,574,316 shares of common stock, $0.001 par value per share, outstanding.

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
Unless the context requires otherwise, references to “Inspire,” the “Company,” “we,” “us,” and “our,” refer to Inspire Medical Systems, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,927	$150,150
Investments, short-term	193,968	295,396
Accounts receivable, net of allowance for credit losses of $1,229 and $880, respectively	137,687	93,068
Inventories, net	121,633	80,118
Prepaid expenses and other current assets	12,974	12,074
Total current assets	573,189	630,806
Investments, long-term	109,830	70,995
Property and equipment, net	85,274	71,925
Operating lease right-of-use assets	24,524	23,314
Other non-current assets	9,376	11,343
Total assets	$802,193	$808,383
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$53,162	$38,687
Accrued expenses	40,197	49,814
Total current liabilities	93,359	88,501
Operating lease liabilities, non-current portion	30,909	30,039
Other non-current liabilities	111	148
Total liabilities	124,379	118,688
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 29,569,477 and 29,740,176 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	29	30
Additional paid-in capital	969,903	981,043
Accumulated other comprehensive income	396	536
Accumulated deficit	(292,514)	(291,914)
Total stockholders' equity	677,814	689,695
Total liabilities and stockholders' equity	$802,193	$808,383
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$217,086	$195,885	$418,403	$359,895
Cost of goods sold	34,672	29,843	65,381	54,600
Gross profit	182,414	166,042	353,022	305,295
Operating expenses:
Research and development	26,209	28,859	54,012	57,709
Selling, general and administrative	159,521	132,084	303,811	257,705
Total operating expenses	185,730	160,943	357,823	315,414
Operating (loss) income	(3,316)	5,099	(4,801)	(10,119)
Other (income) expense:
Interest and dividend income	(4,486)	(5,882)	(9,552)	(11,805)
Interest expense	4	—	4	—
Other expense, net	3,498	135	2,920	195
Total other income	(984)	(5,747)	(6,628)	(11,610)
Income (loss) before income taxes	(2,332)	10,846	1,827	1,491
Income taxes	1,260	1,053	2,427	1,703
Net income (loss)	(3,592)	9,793	(600)	(212)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	191	(39)	(109)	(173)
Unrealized loss on investments	(22)	(200)	(31)	(742)
Total comprehensive income (loss)	$(3,423)	$9,554	$(740)	$(1,127)
Net income (loss) per share:
Basic	$(0.12)	$0.33	$(0.02)	$(0.01)
Diluted	$(0.12)	$0.32	$(0.02)	$(0.01)
Weighted average shares outstanding:
Basic	29,506,807	29,728,849	29,604,043	29,672,006
Diluted	29,506,807	30,408,439	29,604,043	29,672,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	29,740,176	$30	$981,043	$536	$(291,914)	$689,695
Stock options exercised	73,491	—	6,441	—	—	6,441
Vesting of restricted stock units and performance stock units, net	199,778	—	(19,192)	—	—	(19,192)
Issuance of common stock	390	—	69	—	—	69
Stock-based compensation expense	—	—	31,056	—	—	31,056
Accelerated share repurchase of common stock	(103,886)	—	—	—	—	—
Share repurchase of common stock	(442,649)	(1)	(75,008)	—	—	(75,009)
Other comprehensive loss	—	—	—	(309)	—	(309)
Net income	—	—	—	—	2,992	2,992
Balance at March 31, 2025	29,467,300	29	924,409	227	(288,922)	635,743
Stock options exercised	43,691	—	2,174	—	—	2,174
Vesting of restricted stock units and performance stock units, net	28,487	—	(1,732)	—	—	(1,732)
Issuance of common stock	490	—	73	—	—	73
Issuance of common stock for employee stock purchase plan	29,509	—	3,255	—	—	3,255
Stock-based compensation expense	—	—	41,724	—	—	41,724
Other comprehensive income	—	—	—	169	—	169
Net income	—	—	—	—	(3,592)	(3,592)
Balance at June 30, 2025	29,569,477	$29	$969,903	$396	$(292,514)	$677,814

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

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(600)	$(212)
Adjustments to reconcile net loss:
Depreciation and amortization	6,458	2,222
Accretion of investment discount	(2,118)	(4,907)
Stock-based compensation expense	72,780	58,644
Provision (benefit) for estimated credit losses	350	(1,133)
Impairment of strategic investment	4,046	—
Other non-cash expenses	1,033	663
Changes in operating assets and liabilities:
Accounts receivable	(44,321)	11,247
Inventories	(41,515)	(25,139)
Prepaid expenses and other current assets	(639)	(18,917)
Accounts payable	11,816	(5,004)
Accrued expenses and other liabilities	(11,309)	(8,682)
Net cash (used in) provided by operating activities	(4,019)	8,782
Investing activities
Purchases of property and equipment	(17,404)	(24,089)
Purchases of investments	(108,720)	(112,035)
Proceeds from sales or maturities of investments	173,651	122,209
Purchases of strategic investment	(2,518)	—
Net cash provided by (used in) investing activities	45,009	(13,915)
Financing activities
Proceeds from the exercise of stock options	8,615	9,134
Share repurchase of common stock	(75,009)	—
Payment of taxes on net share settlement of equity awards	(20,924)	(4,710)
Proceeds from issuance of common stock from employee stock purchase plan	3,255	3,431
Net cash (used in) provided by financing activities	(84,063)	7,855
Effect of exchange rate on cash	(150)	(224)
(Decrease) increase in cash and cash equivalents	(43,223)	2,498
Cash and cash equivalents at beginning of period	150,150	185,537
Cash and cash equivalents at end of period	$106,927	$188,035
Supplemental cash flow information
Cash paid for interest	$4	$—
Property and equipment included in accounts payable and accrued expenses	$5,789	$3,868

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
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events.
Cash and Cash Equivalents
We consider all highly liquid securities, readily convertible to cash, that have original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value, and cash equivalents, which consist of money market funds, are stated at fair value.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiaries have functional currency in Euro and Yen. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Sales and expenses denominated in foreign currencies are translated at exchange rates in effect on the date of the transaction. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other expense, net in the consolidated statements of operations and comprehensive income (loss). For the three-month periods ended June 30, 2025 and 2024, we recognized $0.5

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
million of gain and $0.1 million of loss, net, respectively. For the six-month periods ended June 30, 2025 and 2024 we recognized $1.1 million of gain and $0.2 million of loss, net, respectively. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive income within stockholders' equity in the consolidated balance sheets. We had $0.1 million and $0.2 million of unrecognized gain in our accumulated other comprehensive income balance as of June 30, 2025 and December 31, 2024, respectively.
Investments
Our investments are classified as available-for-sale and consisted of the following:

	June 30, 2025
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$21,657	$15	$—	$21,672
Corporate debt securities	26,498	42	(1)	26,539
Certificates of deposit	2,994	1	—	2,995
U.S. treasury debt securities	142,764	59	(61)	142,762
Short-term investments	$193,913	$117	$(62)	$193,968
Long-Term:
Corporate debt securities	$49,972	$168	$(6)	$50,134
Asset-backed securities	32	—	—	32
U.S. treasury debt securities	59,541	123	—	59,664
Long-term investments	$109,545	$291	$(6)	$109,830

	December 31, 2024
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$19,806	$25	$—	$19,831
Corporate debt securities	47,226	80	(7)	47,299
Certificates of deposit	7,684	10	—	7,694
U.S. treasury debt securities	220,283	346	(57)	220,572
Short-term investments	$294,999	$461	$(64)	$295,396
Long-Term:
Corporate debt securities	$23,915	$59	$(49)	$23,925
Asset-backed securities	287	—	—	287
U.S. treasury debt securities	46,818	50	(85)	46,783
Long-term investments	$71,020	$109	$(134)	$70,995
The following table shows all available-for-sale investments in an unrealized loss position for which an allowance for credit losses has not been recorded and the related gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$6,240	$(6)	$—	$—	$6,240	$(6)
U.S. Treasury debt securities	72,497	(98)	—	—	72,497	(98)
Total	$78,737	$(104)	$—	$—	$78,737	$(104)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$11,728	$(56)	$—	$—	$11,728	$(56)
U.S. Treasury debt securities	69,402	(220)	—	—	69,402	(220)
Total	$81,130	$(276)	$—	$—	$81,130	$(276)
Investments are classified as available-for-sale and are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income (loss) within stockholders' equity. We had $0.3 million and $0.4 million of unrecognized gain in our accumulated other comprehensive income balance at June 30, 2025 and December 31, 2024, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense, net in the consolidated statements of operations and comprehensive income (loss). We recognized $0 of gross realized gains and losses from the sale or maturity of available-for-sale investments during each of the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025 and December 31, 2024, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. We do not consider those investments to be other-than-temporarily impaired as of June 30, 2025. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses, not to exceed the amount of the unrealized loss, are recorded as an allowance through other expense in the consolidated statements of operations and comprehensive income (loss). The total allowance for credit losses was $0 at both June 30, 2025 and December 31, 2024.
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
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of June 30, 2025 and December 31, 2024. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	June 30, 2025
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$83,134	$83,134	$—	$—
Total cash equivalents	83,134	83,134	—	—
Investments:
Commercial paper	21,672	—	21,672	—
Corporate debt securities	76,673	—	76,673	—
Certificates of deposit	2,995	—	2,995	—
Asset-backed securities	32	—	32	—
U.S. government securities	202,426	202,426	—	—
Total investments	303,798	202,426	101,372	—
Total cash equivalents and investments	$386,932	$285,560	$101,372	$—

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
There were no transfers between levels during the periods ended June 30, 2025 and December 31, 2024.
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. However, as of June 30, 2025 and December 31, 2024, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
The following table presents the changes in the allowance for credit losses related to accounts receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$1,191	$256	$880	$1,648
Charges (credits) to the allowance, net	155	(19)	599	57
Accounts written off, net of recoveries	(117)	278	(250)	(1,190)
Balance at the end of the period	$1,229	$515	$1,229	$515
The increase in accounts written off, net of recoveries during the six months ended June 30, 2024 are related primarily to accounts receivable with three healthcare systems.
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$21,247	$22,430
Work in process	7,465	—
Finished goods	92,921	57,688
Total inventories, net of reserves	$121,633	$80,118
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized.
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. The reserve for excess and obsolete inventory was $1.9 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Internal-use software	$19,634	$16,553
Manufacturing equipment	48,699	29,117
Other equipment	6,152	4,981
Leasehold improvements	10,214	10,057
Construction in process	20,794	24,975
Property and equipment, cost	105,493	85,683
Less: accumulated depreciation and amortization	(20,219)	(13,758)
Property and equipment, net	$85,274	$71,925
Internal-use software costs are capitalized during the application development stage. Costs related to planning and post implementation activities are expensed as incurred. Capitalized internal-use software is amortized, and recognized as cost of goods sold or selling, general and administrative expenses, on a straight-line basis over the estimated useful life of three years. Construction in process is comprised primarily of manufacturing equipment. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization expense was $3.4 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and $6.5 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $8.8 million and $10.6 million as of June 30, 2025 and December 31, 2024, respectively. We recognized an impairment charge of $4.0 million during the three and six months ended June 30, 2025 in other expense, net in the consolidated statements of operations and comprehensive income (loss) due to an observable price change of one of the equity securities that had an original carrying amount of $10.0 million. There were no adjustments to the carrying amount during the three or six months ended June 30, 2024.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment, operating lease right-of-use assets, and strategic investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets, other than the $4.0 million discussed above in the Strategic Investments section, during either of the six months ended June 30, 2025 or 2024.
Accrued Expenses
Accrued expenses consisted of the following:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Payroll related	$27,991	$40,162
Income tax payable	1,098	1,612
Product warranty liability	550	933
Operating lease liabilities, current portion	2,150	1,754
Other accrued expenses	8,408	5,353
Total accrued expenses	$40,197	$49,814
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$649	$1,388	$933	$1,100
Provisions for warranty	6	263	(189)	798
Settlements of warranty claims	(105)	(220)	(194)	(467)
Balance at the end of the period	$550	$1,431	$550	$1,431
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
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is the vesting period or term to become eligible for a qualified retirement for stock options and RSUs, and over the vesting and performance period based on the probability of achieving the performance objectives for PSUs. We account for award forfeitures as they occur.
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $24.7 million and $23.2 million during the three months ended June 30, 2025 and 2024, respectively, and $45.7 million and $48.8 million during the six months ended June 30, 2025 and 2024, respectively.
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
The following table presents the lease balances within the consolidated balance sheets:

	June 30, 2025	December 31, 2024
Right-of-use assets:
Operating lease right-of-use assets	$24,524	$23,314
Operating lease liabilities:
Accrued expenses	$2,150	$1,754
Operating lease liabilities, non-current portion	30,909	30,039
Total operating lease liabilities	$33,059	$31,793
As of June 30, 2025, the remaining lease terms were 9.9 years and the weighted average discount rate was 4.9%. The operating cash outflows from our operating leases were $0.9 million and $0.7 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $1.7 million and $1.3 million for the six-month periods ended June 30, 2025 and 2024, respectively.

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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
We make voluntary matching contributions of 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock. Our matching contributions to the plan totaled $1.4 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.

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
During the six-month period ended June 30, 2025, we purchased an additional 442,649 shares for $75.0 million under Rule 10b5-1 under the Company's share repurchase program. As of June 30, 2025, no amount remained available for future repurchases under the share repurchase program.

6. Stock-Based Compensation
As of June 30, 2025, there were 4,760,758 shares reserved for issuance under our equity incentive plan, of which 1,376,932 shares were available for issuance.
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is the vesting period or term to become eligible for a qualified retirement for stock options and RSUs, and over the vesting and performance period based on the probability of achieving the performance objectives for PSUs, and is reduced by actual forfeitures as they occur. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.
During the three-month period ended June 30, 2025, we recorded accelerated stock-based compensation expense of $11.2 million for employees who are retirement eligible in accordance with the implementation of changes to the

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
treatment of equity awards under the Inspire Medical Systems, Inc. 2018 Incentive Award Plan upon the holder's death, disability, or retirement.
Stock Options
Stock options are granted to employees at the exercise price, which is equal to the closing price of our stock on the date of grant. The stock options include a four-year service period and 25% vest after the first year of service and the remainder vest in equal monthly installments over the next 36 months of service. Unvested options are forfeitable in the event of termination other than for death, disability, or qualifying retirement. Upon death, disability or qualifying retirement, all outstanding and unvested options accelerate and become fully vested. The stock options have a contractual life of ten years.
The fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three and six-month period ended June 30, 2025.
Option Value and Assumptions

Six Months Ended
June 30,
2024
Weighted average fair value	$116.06
Assumptions:
Expected term (years)	6.25
Expected volatility	58.6 - 60.8%
Risk-free interest rate	3.95 - 4.71%
Expected dividend yield	0.0%
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,160,149	$168.33	6.4	$89,052
Granted	—	$—
Exercised	(118,184)	$73.96		$12,133
Forfeited/expired	(53,993)	$228.35
Outstanding at June 30, 2025	1,987,972	$172.27	6.0	$41,804
Exercisable at June 30, 2025	1,611,351	$160.35	5.6	$41,804
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. As of June 30, 2025, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2028 related to unvested stock options is $41.8 million, which we expect to recognize over a weighted average period of 1.6 years.
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

A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	679,905	$195.63	$126,041
Granted	579,469	$182.09
Vested	(201,502)	$205.09	$35,011
Forfeited	(42,073)	$190.92
Unvested at June 30, 2025	1,015,799	$186.21	$161,733
The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of award vesting. As of June 30, 2025, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2028 related to unvested RSUs was $152.1 million which we expect to recognize over a weighted average period of 2.1 years.

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
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	323,302	$220.82	$59,934
Granted	236,333	$199.70
Vested	(143,518)	$228.48	$26,759
Forfeited	(24,459)	$223.34
Unvested at June 30, 2025	391,658	$205.20	$62,383
The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of June 30, 2025, there was $47.2 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of 1.9 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. There were 1,354,931 shares available for future issuance under the ESPP as of June 30, 2025. The current purchase period under the ESPP began on July 1, 2025 and ends December 31, 2025.

7. Income Taxes
At both June 30, 2025 and December 31, 2024, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $1.3 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $2.4 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively. The income tax expense reflects state and foreign income tax expense in both of the six months ended June 30, 2025 and June 30, 2024.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law, bringing significant changes to the U.S. tax code. The OBBBA impacts various areas of taxation, including but not limited to bonus depreciation, current-year expensing of research and development costs, and international tax provisions. We are currently evaluating the full impact of the OBBBA on our financial statements. We intend to finalize the assessment and incorporate the complete effects of the OBBBA into our financial statements for the period ending September 30, 2025.
We had $0.1 million of tax payable on unrecognized tax positions as of both June 30, 2025 and December 31, 2024.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$217,086	$195,885	$418,403	$359,895
Less: (a)
Cost of goods sold	34,672	29,843	65,381	54,600
Research and development expense	26,209	28,859	54,012	57,709
Selling, general and administrative expense (excluding advertising expense)	134,806	108,868	258,155	208,885
Advertising expense	24,715	23,216	45,656	48,820
Operating (loss) income	(3,316)	5,099	(4,801)	(10,119)
Other income (b)	(984)	(5,747)	(6,628)	(11,610)
Income taxes	1,260	1,053	2,427	1,703
Segment net income (loss)	(3,592)	9,793	(600)	(212)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$(3,592)	$9,793	$(600)	$(212)
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker.
(b) Other income represents the consolidated amounts for interest and dividend income, interest expense, and other expense, net, as shown on our consolidated statements of operations and comprehensive income (loss).
For the three-month periods ended June 30, 2025 and 2024, depreciation and amortization expense was $3.4 million and $1.4 million, respectively, and for the six-month periods ended June 30, 2025 and 2024, depreciation and amortization expense was, $6.5 million and $2.2 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and selling, general and administrative ("SG&A") expense.
For the three-month periods ended June 30, 2025 and 2024, stock-based compensation expense was $41.7 million and $32.3 million, respectively, and for the six-month periods ended June 30, 2025 and 2024, stock-based compensation expense was $72.8 million and $58.6 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and SG&A expense.
Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$207,150	$187,808	$400,756	$343,579
All other countries	9,936	8,077	17,647	16,316
Total revenue	$217,086	$195,885	$418,403	$359,895

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
Long-lived tangible assets by geographic location were as follows:

	June 30, 2025	December 31, 2024
United States	$84,397	$71,008
All other countries	877	917
Total long-lived tangible assets	$85,274	$71,925

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
The components of net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(3,592)	$9,793	$(600)	$(212)
Denominator:
Weighted average number of common shares outstanding — basic	29,506,807	29,728,849	29,604,043	29,672,006
Dilutive effect of stock options	—	633,661	—	—
Dilutive effect of restricted stock units	—	45,929	—	—
Weighted average number of common shares outstanding — diluted	29,506,807	30,408,439	29,604,043	29,672,006
Net income (loss) per share:
Basic	$(0.12)	$0.33	$(0.02)	$(0.01)
Diluted	$(0.12)	$0.32	$(0.02)	$(0.01)
The following common stock-based awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	1,794,133	1,536,085	1,849,317	2,187,189
Restricted stock units	897,705	105,622	592,677	102,969
Total	2,691,838	1,641,707	2,441,994	2,290,158

10. Related Party Transaction
In December 2023, we entered into an agreement with an entity controlled by our Chief Executive Officer (the "Entity"), pursuant to which we agreed to share the costs of a corporate suite at a sports and entertainment venue

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
(the "Venue") (the “Suite”) (the “Cost Sharing Agreement”). In August 2023, the Entity entered into an agreement with the Venue, pursuant to which the Entity acquired certain rights to use the Suite for specified sporting and other events at the Venue through August 2026. Pursuant to this agreement, the Entity agreed to pay $0.2 million per year, with each year beginning September 1 and ending August 31, and the fee increasing by 5% for each succeeding year. Under the Cost Sharing Agreement, we will reimburse the Entity 50% of the cost of the Suite in exchange for the right to use the Suite for 50% of the specified events at the Venue through August 2026. We recognized expense of less than $0.1 million for the use of the suite in SG&A expense in our consolidated statements of operations and comprehensive income (loss) during each of the three months ended June 30, 2025 and 2024, respectively, and $0.1 million during each of the six months ended June 30, 2025 and 2024, respectively.

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
On July 16, 2024, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of Inspire against certain of our present and former officers and directors and Inspire (as a nominal defendant), captioned Lawrence Hollin v. Herbert, et al., Court File No. 0:24-cv-02716 (the “Hollin Lawsuit”). The Hollin Lawsuit arose out of the same subject matter as the City of Hollywood Lawsuit and alleged the following claims under common law and the Exchange Act: (1) breach of fiduciary duty; (2) unjust enrichment; (3) waste of corporate assets; and (4) as against the officer defendants, contribution under Sections 10(b) and 21D of the Exchange Act. The lawsuit sought unspecified damages. On September 5, 2024, counsel for Mr. Hollin filed a motion for voluntary dismissal of the Hollin Lawsuit, and the court administratively closed the case.
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
On May 30, 2025, Inspire initiated a legal action against Nyxoah SA and its subsidiary Nyxoah, Inc. in the United States District Court for the District of Delaware, alleging patent infringement. The complaint asserts that Nyxoah's Genio product infringes on certain of Inspire's U.S. patents related to neurostimulation therapy for obstructive sleep apnea. Inspire claims that Nyxoah's Genio device utilizes technology covered by Inspire's patents without

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
authorization. Inspire seeks a judgment of patent infringement, a permanent injunction to prevent Nyxoah from manufacturing, using, or selling the Genio device in the U.S., and monetary damages including lost profits.

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed according to the coding and correlated payment by various third-party payors, such as commercial payors and government healthcare programs. Our Inspire system is currently covered on a per-patient basis for patients insured by commercial payors, under Local Coverage Determinations for patients insured by Medicare and Medicare Advantage, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of August 4, 2025, we have secured positive coverage policies with many U.S. commercial payors, including all large national commercial insurers, covering more than 300 million lives in the U.S. In addition, all seven Medicare Administrative Contractors provide coverage of Inspire therapy when certain coverage criteria are met.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
For the six months ended June 30, 2025, 95.8% of our revenue was derived in the U.S. and 4.2% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue during the six months ended June 30, 2025.

We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. Currently, all of our manufacturing is done in the U.S. and most components for our Inspire system are sourced in the U.S. We have experienced supply disruptions in the past.
We typically seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence, excess, and expiration, which could lead to inventory impairment charges. For example, during the quarter ended June 30, 2025, we recorded a charge of $2.1 million for excess component parts related to our Inspire IV system.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended June 30, 2025, we generated revenue of $217.1 million with a gross margin of 84.0% and had a net loss of $3.6 million compared to revenue of $195.9 million with a gross margin of 84.8% and a net income of $9.8 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, we generated revenue of $418.4 million with a gross margin of 84.4% and had a net loss of $0.6 million compared to revenue of $359.9 million with a gross margin of 84.8% and a net loss of $0.2 million for the six months ended June 30, 2024. Our accumulated deficit as of June 30, 2025 was $292.5 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our future generations of Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries and the Asia Pacific region. For example, in August 2024, we received approval from the FDA for our next generation Inspire V system ("Inspire V,") which we fully launched in the U.S. in May 2025.
Beginning late in the first quarter and continuing into the second quarter of 2025, in connection with awareness gained during our ongoing limited market release of the Inspire V system, we began to observe that some patients and physicians are delaying Inspire therapy until Inspire V is available at their location. Although Inspire V was fully launched in the U.S. in May 2025, an implanting physician and center must meet training, contracting, and onboarding criteria prior to purchasing and implanting Inspire V. We expect to continue to see patients delay Inspire therapy until centers meet these criteria and Inspire V is available at their location through the end of 2025. Additionally, beginning late in the first quarter and continuing into the second quarter of 2025, we began to observe that some of our customers were using their existing inventory of our Inspire IV system ("Inspire IV") prior to purchasing Inspire V systems. We continued to observe this during the remainder of the second quarter and into the beginning of the third quarter of 2025. While we cannot quantify the impact at this time or predict if these patterns may change, we anticipate that the occurrence of patients and physicians delaying Inspire therapy and the destocking by some of our customers of their existing Inspire IV inventory may impact our consolidated revenue until Inspire V is fully available at our customer locations and our customers have used their existing Inspire IV inventory, which we expect to primarily occur in the second half of 2025. We have continued to make Inspire IV systems available in the U.S. since the Inspire V launch and expect to continue to make Inspire IV systems available moving forward as inventory levels allow, and outside the U.S., subject to our receiving the appropriate regulatory clearances for Inspire V in foreign markets.

Our direct-to-consumer marketing program's goals are therapy awareness, connecting patients with providers, and supporting the patient through their path to Inspire from start to finish. Our investments in advertising are designed to increase patient awareness and encourage them to visit our website. On our website, patients can explore educational materials and videos about sleep apnea, learn about the benefits of Inspire therapy, find physician and clinical site contact information, and stay informed about community awareness events. We also use the Inspire Sleep app as a valuable tool for patient education. Moving forward, we plan to refine and optimize our outreach strategies, with an emphasis on expanding digital advertising efforts to reach more qualified patients. We expect our direct-to-consumer expenditures to increase significantly over 2024 levels during the second half of 2025.
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
We also continue to make significant investments to build our sales and marketing organization by increasing the number of U.S., European, and Japanese sales representatives and continuing our direct-to-consumer marketing efforts in existing and new markets. As of June 30, 2025, we had 348 U.S. sales territories and 259 field clinical representatives, as compared with 335 U.S. sales territories and 230 field clinical representatives as of December 31, 2024.
Since 2023, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, has continued to gain popularity as a weight-loss drug. In late 2024, Zepbound (tirzepatide), which was FDA approved for weight loss in 2023, was also FDA approved for treatment of OSA in patients with obesity and moderate to severe OSA. If GLP-1s are used to treat OSA in an indication for which Inspire therapy is approved, demand for our Inspire system for patients with that indication could be reduced. OSA is a multifactorial disease with many independent factors including age, gender, weight, and neck circumference. Inspire is designed to address antero-posterior airway collapse, also known as tongue base collapse. In contrast, patients with a higher BMI are subject to a larger neck circumference and present predominantly with lateral-wall collapse. A combination of tongue base collapse and lateral wall collapse is identified as a complete concentric collapse of the upper airway. Inspire is contraindicated for complete concentric collapse. In April 2024, Eli Lilly and Company ("Lilly") published headline results from its SURMOUNT-OSA trial demonstrating a 50.7% reduction in Apnea-Hypopnea Index ("AHI") for patients in the therapy arm of the study using tirzepatide, a GLP-1 injection. Subsequently, in June 2024, Lilly published additional results from its SURMOUNT-OSA trial demonstrating 43% of participants treated with tirzepatide at the highest dose met criteria for disease resolution. In this context, "disease resolution" means achieving an AHI of fewer than 5 events per hour, or an AHI of 5 to 14 events per hour and an Epworth Sleepiness Scale ("ESS") score of ≤10. ESS is a standard questionnaire designed to assess excessive daytime sleepiness. Given a baseline AHI of 50.3, and based on these results, we believe that most patients enrolled in the study will continue to have residual moderate to severe OSA that will require treatment and fall within Inspire’s FDA-approved indication. While weight loss may help reduce a patient’s AHI and other OSA symptoms, numerous other studies have shown that weight loss alone will not resolve OSA for the vast majority of patients. We expect GLP-1s may help patients address their lateral wall collapse, making them a potential candidate for Inspire therapy to the extent they also have tongue base collapse. Based on our ongoing ADHERE patient registry, the average BMI of patients treated with Inspire therapy is 29 and the American Academy of Sleep Medicine guidelines recommend weight loss prior to surgery for patients with BMI over 35 and nonsurgical solutions for patients with BMI over 40. While we cannot quantify the impact, we believe that some prospective patients are attempting a trial of GLP-1 medication to reduce their BMI and OSA severity prior to considering Inspire therapy. We believe that in the long term there could be a benefit to our business as a result of GLP-1s reducing the BMI of our prospective patients and increasing the overall number of eligible patients for our Inspire therapy, although there can be no assurance of such benefit at this time.
Macroeconomic Environment
The global economy continues to experience increased inflationary pressures and market instability. Higher interest rates and capital costs, higher shipping costs and new or increased tariffs, regulatory changes, including changes to Medicaid funding, increased costs of labor, international conflicts and terrorism, and weakening foreign currency exchange rates are creating additional economic challenges. These conditions may cause our customers to decrease or delay orders for our products.

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
Our business has grown rapidly in recent years, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally decelerated in recent periods, and it may continue to do so as a result of the difficulty of maintaining growth rates as our revenues increase to higher levels.
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
Other Income, Net
Other income, net consists primarily of interest and dividend income, minimal interest expense, the impacts of foreign currency transactions and remeasurements, gains and losses on investments, and an impairment charge related to a strategic investment.
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

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$217,086	$195,885	$21,201	10.8%	$418,403	$359,895	$58,508	16.3%
Cost of goods sold	34,672	29,843	4,829	16.2%	65,381	54,600	10,781	19.7%
Gross profit	182,414	166,042	16,372	9.9%	353,022	305,295	47,727	15.6%
Gross margin	84.0%	84.8%			84.4%	84.8%
Operating expenses:
Research and development	26,209	28,859	(2,650)	(9.2)%	54,012	57,709	(3,697)	(6.4)%
Selling, general and administrative	159,521	132,084	27,437	20.8%	303,811	257,705	46,106	17.9%
Total operating expenses	185,730	160,943	24,787	15.4%	357,823	315,414	42,409	13.4%
Operating (loss) income	(3,316)	5,099	(8,415)	(165.0)%	(4,801)	(10,119)	5,318	(52.6)%
Other income, net	(984)	(5,747)	4,763	(82.9)%	(6,628)	(11,610)	4,982	(42.9)%
Income (loss) before income taxes	(2,332)	10,846	(13,178)	(121.5)%	1,827	1,491	336	22.5%
Income taxes	1,260	1,053	207	19.7%	2,427	1,703	724	42.5%
Net income (loss)	$(3,592)	$9,793	$(13,385)	(136.7)%	$(600)	$(212)	$(388)	183.0%
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue
Revenue increased $21.2 million, or 10.8%, to $217.1 million for the three months ended June 30, 2025 compared to $195.9 million for the three months ended June 30, 2024. These results reflect an increase in sales of our Inspire system of $19.3 million in the U.S. and an increase of $1.9 million outside of the U.S. compared to the same prior year period. Overall revenue growth was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints and some U.S. patients and physicians delaying Inspire therapy until Inspire V is available at their location or while they trial GLP-1 medications.
Revenue information by region is summarized as follows:

	Three Months Ended June 30,
	2025		2024		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$207,150	95.4%	$187,808	95.9%	$19,342	10.3%
All other countries	9,936	4.6%	8,077	4.1%	1,859	23.0%
Total revenue	$217,086	100.0%	$195,885	100.0%	$21,201	10.8%
Revenue generated in the U.S. was $207.2 million for the three months ended June 30, 2025, an increase of $19.3 million, or 10.3%, compared to the three months ended June 30, 2024. Revenue growth in the U.S. was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints and some patients and physicians delaying Inspire therapy until Inspire V is available at their location or while they trial GLP-1 medications.
Revenue generated outside of the U.S. was $9.9 million in the three months ended June 30, 2025, an increase of $1.9 million, or 23.0%, compared to the three months ended June 30, 2024. Revenue growth outside the U.S. was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $4.8 million, or 16.2%, to $34.7 million for the three months ended June 30, 2025 compared to $29.8 million for the three months ended June 30, 2024. The increase was primarily due to product costs associated with the higher sales volume of our Inspire system experienced during the second quarter of 2025, and, to a lesser extent, the $2.1 million charge associated with excess components related to Inspire IV.
Gross margin was 84.0% for the three months ended June 30, 2025 compared to 84.8% for the three months ended June 30, 2024. Gross margin for the three months ended June 30, 2025 was lower primarily due to excess inventory component charges discussed above, partially offset by increased sales volume.
Research and Development Expenses
Research and development expenses decreased $2.7 million, or 9.2%, to $26.2 million for the three months ended June 30, 2025 compared to $28.9 million for the three months ended June 30, 2024. This change was primarily due to a decrease of $5.9 million in ongoing research and development costs, primarily with respect to our next generation versions of the Inspire neurostimulator, our physician programmer, and our SleepSync™ platform, partially offset by an increase of $3.1 million in compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and an increase of $0.1 million in regulatory submissions and clinical studies expenses.
Selling, General and Administrative Expenses
SG&A expenses increased $27.4 million, or 20.8%, to $159.5 million for the three months ended June 30, 2025 compared to $132.1 million for the three months ended June 30, 2024. The primary driver of this change was an increase of $18.2 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, general corporate costs increased $2.6 million primarily due to legal fees, computer equipment and software expense, and depreciation expense. Also contributing to the increase were marketing costs, which increased $4.8 million, and travel expenses, which increased $1.8 million.
Other Income, Net
Other income, net decreased by $4.8 million, or 82.9%, to $1.0 million for the three months ended June 30, 2025 compared to $5.7 million for the three months ended June 30, 2024. The change was primarily due to an impairment charge of $4.0 million on one of our strategic investments which occurred in the quarter ended June 30, 2025, a decrease of $1.4 million in interest and dividend income due to lower cash, cash equivalents, and investment balances, partially offset by an increase of $0.7 in foreign currency translation and remeasurement gains.
Income Taxes
We recorded a provision for incomes taxes of approximately $1.3 million and $1.1 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue
Revenue increased $58.5 million, or 16.3%, to $418.4 million for the six months ended June 30, 2025 compared to $359.9 million for the six months ended June 30, 2024. The increase was attributable to a $57.2 million increase in sales of our Inspire system in the U.S and an increase of $1.3 million outside of the U.S. Overall revenue growth was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints and some U.S. patients and physicians delaying Inspire therapy until Inspire V is available at their location or while they trial GLP-1 medications.
Revenue information by region is summarized as follows:

	Six Months Ended June 30,
	2025		2024		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$400,756	95.8%	$343,579	95.5%	$57,177	16.6%
All other countries	17,647	4.2%	16,316	4.5%	1,331	8.2%
	$418,403	100.0%	$359,895	100.0%	$58,508	16.3%
Revenue generated in the U.S. was $400.8 million for the six months ended June 30, 2025, an increase of $57.2 million, or 16.6%, compared to the six months ended June 30, 2024. Revenue growth in the U.S. was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints and some patients and physicians delaying Inspire therapy until Inspire V is available at their location or while they trial GLP-1 medications.
Revenue generated outside of the U.S. was $17.6 million for the six months ended June 30, 2025, an increase of $1.3 million, or 8.2%, compared to the six months ended June 30, 2024. Revenue growth outside the U.S. was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $10.8 million, or 19.7%, to $65.4 million for the six months ended June 30, 2025 compared to $54.6 million for the six months ended June 30, 2024. The increase was primarily due to product costs associated with the higher sales volume of our Inspire system experienced during the first half of 2025, and to a lesser extent, the $2.1 million charge associated with excess components related to Inspire IV.
Gross margin decreased to 84.4% for the six months ended June 30, 2025 from 84.8% for the six months ended June 30, 2024. Gross margin for the six months ended June 30, 2025 was lower primarily due to the excess inventory component charges discussed above, somewhat offset by increased sales volume.
Research and Development Expenses
Research and development expenses decreased $3.7 million, or 6.4%, to $54.0 million for the six months ended June 30, 2025 compared to $57.7 million for the six months ended June 30, 2024. This change was primarily due to a decrease of $11.3 million in ongoing research and development costs, primarily with respect to our next generation versions of the Inspire neurostimulator, our physician programmer, and our SleepSync™ platform, partially offset by an increase of $7.0 million in compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and an increase of $0.6 million in regulatory submissions and clinical studies expenses and quality compliance fees.

Selling, General and Administrative Expenses
SG&A expenses increased $46.1 million, or 17.9%, to $303.8 million for the six months ended June 30, 2025 compared to $257.7 million for the six months ended June 30, 2024. The primary driver of this change was an increase of $35.6 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, general corporate costs increased $5.3 million primarily due to legal fees, depreciation expense, computer equipment and software expense, and consulting fees. Also contributing to the increase were travel expenses, which increased by $3.6 million, and marketing costs, which increased by $1.6 million.
Other Income, Net
Other income, net decreased by $5.0 million, to $6.6 million for the six months ended June 30, 2025 compared to $11.6 million for the six months ended June 30, 2024. The change was primarily due to an impairment charge of $4.0 million on one of our strategic investments which occurred in the quarter ended June 30, 2025, a decrease of $2.3 million in interest and dividend income due to lower cash, cash equivalents and investment balances, partially offset by an increase of $1.3 million in foreign currency translation and remeasurement gains.
Income Taxes
We recorded a provision for income taxes of $2.4 million and $1.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively. This change was primarily due to an increase in state and local taxes.

Liquidity and Capital Resources
We believe our balance sheet and liquidity as of August 4, 2025 provides us with flexibility, and that our cash, cash equivalents, and investments will satisfy our operating needs and capital expenditures for at least the next 12 months.
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
As of June 30, 2025, we had cash, cash equivalents, and available-for-sale debt securities of $410.7 million, a decrease of $105.8 million from $516.5 million as of December 31, 2024. Working capital totaled $479.8 million as of June 30, 2025, a decrease of $62.5 million from December 31, 2024. We define working capital as current assets less current liabilities. The decrease in working capital was primarily due to the following factors:
•a $101.4 million decrease in short-term available-for-sale investments and a $43.2 million decrease in cash and cash equivalents primarily due to the share repurchases made during the first quarter under our share repurchase program, as well as inventory purchases and the payment of taxes on net share settlements of equity awards, partially offset by proceeds from sales of the Inspire system, proceeds from the exercise of stock options, interest and dividend income, and the increase in long-term available for sale investments; and
•a $14.5 million increase in accounts payable due to the timing of vendor invoices.
The decrease in working capital was partially offset by the following factors:
•a $44.6 million increase in accounts receivable, a majority of which is due to a temporary delay in the delivery timing of customer invoices following the implementation of a new invoice portal and delivery process, which has since been resolved, and higher sales which occurred during June 2025;
•a $41.5 million increase in inventory balances, as we increased inventory levels to support higher sales and the launch of Inspire V;

•a $9.6 million decrease in accrued expenses which decreased primarily due to the payment of year-end bonuses and commissions; and
•a $0.9 million increase in prepaid expense and other current assets.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At June 30, 2025, we had $202.4 million in U.S. government securities, $83.1 million in money market funds, $76.7 million in corporate debt securities, and $24.7 million in certificates of deposit, commercial paper, and asset-backed securities. See Note 2 to our unaudited consolidated financial statements in this Quarterly Report for additional information on our investments.
In the six months ended June 30, 2025, our SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases during 2025. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will increase during the remainder of 2025, primarily related to the ongoing development of the SleepSync™ platform and next generation products.
We spent $17.4 million on purchases of property and equipment in the six months ended June 30, 2025, mainly on manufacturing equipment and tooling for Inspire V, development of our SleepSync™ platform, and computer hardware and software. We anticipate further capital expenditures in 2025, primarily for additional manufacturing equipment and our SleepSync™ platform, computer hardware and software, and leasehold improvements on our corporate office buildings.
As of June 30, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
We believe that our existing cash and cash equivalents and investments, which totaled $410.7 million as of June 30, 2025, together with cash flows from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.
Beyond the next 12 months, our cash requirements will depend extensively on the extent of market acceptance of our Inspire system. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry and expansion into new markets, whether we make strategic acquisitions, whether we repurchase more shares of our common stock, and competition. We cannot accurately predict our long-term cash requirements at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition. We may seek additional sources of liquidity and capital resources through equity or debt financings, such as additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,019)	$8,782
Investing activities	45,009	(13,915)
Financing activities	(84,063)	7,855
Effect of exchange rate on cash	(150)	(224)
Net decrease in cash and cash equivalents	$(43,223)	$2,498
Operating Activities
The net cash used in operating activities was $4.0 million for the six months ended June 30, 2025 and consisted of a net loss of $0.6 million, non-cash charges of $82.5 million, and an increase in net operating assets of $86.0 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of the accelerated recognition of stock-based compensation expense for employees who are retirement eligible in accordance with implementation of changes to the treatment of equity awards under the Inspire Medical Systems, Inc. 2018 Incentive Award Plan upon the holder's death, disability, or retirement, and granting more equity awards to a greater number of employees as compared to the same prior-year period. The remainder of the non-cash charges included depreciation and amortization expense which increased with additional purchases of property and equipment, an impairment of a strategic investment, accretion of investment discount on our available-for-sale investments, a change in the provision for estimated credit losses, and other, net. Operating assets include inventories, which increased as we continue to build inventory levels to support higher sales and the launch of Inspire V, and accounts receivable, which increased primarily due to a temporary delay in the delivery timing of customer invoices following the implementation of a new portal and invoice delivery process, which has since been resolved, and higher sales which occurred during June 2025. Operating assets also include prepaid expenses and other current assets which increased slightly. Operating liabilities include accounts payable, which increased generally due to the timing of vendor invoice payments, and accrued expenses, which decreased primarily due to the payment of year-end bonuses and commissions.
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
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $45.0 million and consisted primarily of proceeds from sales or maturities of investments of $173.7 million, partially offset by the purchase of investments of $108.7 million and the purchases of property and equipment of $17.4 million, mainly on manufacturing equipment and tooling for Inspire V, development of our SleepSync™ platform, and computer hardware and software, as well as $2.5 million for the purchase of strategic investments.
Net cash used in investing activities for the six months ended June 30, 2024 was $13.9 million and consisted primarily of the purchase of investments of $112.0 million and the purchases of property and equipment of $24.1 million, mainly for testing systems and production equipment for Inspire V, our SleepSync™ platform, computer hardware and software, and leasehold improvements, partially offset by the proceeds from sales or maturities of investments of $122.2 million.
Financing Activities
Net cash used in financing activities was $84.1 million for the six months ended June 30, 2025 and consisted primarily of share repurchases of $75.0 million under our share repurchase authorization and the payment of $20.9 million of taxes paid on net share settlement of equity awards, partially offset by $8.6 million in proceeds from the exercise of stock options and $3.3 million in proceeds from the sale of common stock from our Employee Stock Purchase Plan ("ESPP").
Net cash provided by financing activities was $7.9 million for the six months ended June 30, 2024 and consisted of $9.1 million in proceeds from the exercise of stock options and $3.4 million in proceeds from the sale of common stock from our ESPP, partially offset by $4.7 million of taxes paid on net share settlement of equity awards.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% change in interest rates would have impacted interest and dividend income on our consolidated financial statements by approximately $2.0 million and $2.2 million during the six months ended June 30, 2025 and 2024, respectively.
Credit Risk, Foreign Currency Risk, and Inflation Risk
For market risks related to changes in credit, foreign currency, and inflation, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report. Our exposure to these risks has not materially changed from those disclosed in our Annual Report, other than as described below.

As of June 30, 2025 and December 31, 2024, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits. Market conditions can impact the viability of institutions where our cash is held. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Beginning late in the first quarter and continuing into the second quarter of 2025, in connection with awareness gained during our ongoing limited market release of the Inspire V system, we began to observe that some patients and physicians are delaying Inspire therapy until Inspire V is available at their location. Although Inspire V was fully launched in the U.S. in May 2025, an implanting physician and center must meet training, contracting, and onboarding criteria prior to purchasing and implanting Inspire V. We expect to continue to see patients delay Inspire therapy until centers meet these criteria and Inspire V is available at their location through the end of 2025. Additionally, beginning late in the first quarter and continuing into the second quarter of 2025, we began to observe that some of our customers were using their existing inventory of our Inspire IV system ("Inspire IV") prior to purchasing Inspire V systems. We continued to observe this during the remainder of the second quarter and into the beginning of the third quarter of 2025. While we cannot quantify the impact at this time or predict if these patterns may change, we anticipate that the occurrence of patients and physicians delaying Inspire therapy and the destocking by some of our customers of their existing Inspire IV inventory may impact our consolidated revenue until Inspire V is fully available at our customer locations and our customers have used their existing Inspire IV inventory, which we expect to primarily occur in the second half of 2025.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
(a) None.
(b) None.
(c) Adoption or Termination of Trading Arrangements by Directors and Executive Officers

Name	Title	Action	Rule 10b5-1 Adoption/Termination Date	Aggregate Number of Shares of Common Stock to be Sold		Expiration Date
John Rondoni	Chief Product and Innovation Officer	Adopt	May 28, 2025	39,659	(1)	May 12, 2026
John Rondoni	Chief Product and Innovation Officer	Terminate	May 13, 2025	21,832		May 30, 2025
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
There were no other "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K, adopted, modified or terminated by the Company’s directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended June 30, 2025.

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

Inspire Medical Systems, Inc.

Date:	August 4, 2025	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer, and Chairperson
(principal executive officer)

Date:	August 4, 2025	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)