Form 10-Q
period 2025-09-30
Inspire Medical Systems, Inc.
filed 2025-11-03
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 29, 2025, the registrant had 29,056,434 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,845	$150,150
Investments, short-term	209,747	295,396
Accounts receivable, net of allowance for credit losses of $1,098 and $880, respectively	107,989	93,068
Inventories, net	141,777	80,118
Prepaid expenses and other current assets	14,131	12,074
Total current assets	586,489	630,806
Investments, long-term	88,353	70,995
Property and equipment, net	91,506	71,925
Operating lease right-of-use assets	24,070	23,314
Other non-current assets	17,298	11,343
Total assets	$807,716	$808,383
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$59,240	$38,687
Accrued expenses	51,603	49,814
Total current liabilities	110,843	88,501
Operating lease liabilities, non-current portion	30,302	30,039
Other non-current liabilities	111	148
Total liabilities	141,256	118,688
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share; 200,000,000 shares authorized; 29,053,367 and 29,740,176 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	29	30
Additional paid-in capital	948,374	981,043
Accumulated other comprehensive income	639	536
Accumulated deficit	(282,582)	(291,914)
Total stockholders' equity	666,460	689,695
Total liabilities and stockholders' equity	$807,716	$808,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Income (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$224,501	$203,191	$642,904	$563,086
Cost of goods sold	31,773	32,398	97,154	86,998
Gross profit	192,728	170,793	545,750	476,088
Operating expenses:
Research and development	24,211	26,083	78,223	83,792
Selling, general and administrative	158,873	130,392	462,684	388,097
Total operating expenses	183,084	156,475	540,907	471,889
Operating income	9,644	14,318	4,843	4,199
Other (income) expense:
Interest and dividend income	(3,984)	(5,890)	(13,536)	(17,695)
Interest expense	11	—	15	—
Other expense (income), net	66	(118)	2,986	77
Total other income	(3,907)	(6,008)	(10,535)	(17,618)
Income before income taxes	13,551	20,326	15,378	21,817
Income taxes	3,619	1,829	6,046	3,532
Net income	9,932	18,497	9,332	18,285
Other comprehensive income:
Foreign currency translation (loss) gain	(59)	259	(168)	86
Unrealized gain on investments	302	1,556	271	814
Total comprehensive income	$10,175	$20,312	$9,435	$19,185
Net income per share:
Basic	$0.34	$0.62	$0.32	$0.61
Diluted	$0.34	$0.60	$0.31	$0.60
Weighted average shares outstanding:
Basic	29,332,376	29,879,621	29,512,495	29,741,720
Diluted	29,600,223	30,633,789	29,938,246	30,566,395

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	29,740,176	$30	$981,043	$536	$(291,914)	$689,695
Stock options exercised	73,491	—	6,441	—	—	6,441
Vesting of restricted stock units and performance stock units, net	199,778	—	(19,192)	—	—	(19,192)
Issuance of common stock	390	—	69	—	—	69
Stock-based compensation expense	—	—	31,056	—	—	31,056
Accelerated share repurchase of common stock	(103,886)	—	—	—	—	—
Share repurchase of common stock	(442,649)	(1)	(75,008)	—	—	(75,009)
Other comprehensive loss	—	—	—	(309)	—	(309)
Net income	—	—	—	—	2,992	2,992
Balance at March 31, 2025	29,467,300	29	924,409	227	(288,922)	635,743
Stock options exercised	43,691	—	2,174	—	—	2,174
Vesting of restricted stock units and performance stock units, net	28,487	—	(1,732)	—	—	(1,732)
Issuance of common stock	490	—	73	—	—	73
Issuance of common stock for employee stock purchase plan	29,509	—	3,255	—	—	3,255
Stock-based compensation expense	—	—	41,724	—	—	41,724
Other comprehensive income	—	—	—	169	—	169
Net loss	—	—	—	—	(3,592)	(3,592)
Balance at June 30, 2025	29,569,477	29	969,903	396	(292,514)	677,814
Stock options exercised	11,685	—	144	—	—	144
Vesting of restricted stock units and performance stock units, net	23,995	—	(1,224)	—	—	(1,224)
Issuance of common stock	633	—	84	—	—	84
Stock-based compensation expense	—	—	29,467	—	—	29,467
Share repurchase of common stock	(552,423)	—	(50,000)	—	—	(50,000)
Other comprehensive income	—	—	—	243	—	243
Net income	—	—	—	—	9,932	9,932
Balance at September 30, 2025	29,053,367	$29	$948,374	$639	$(282,582)	$666,460

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

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$9,332	$18,285
Adjustments to reconcile net income:
Depreciation and amortization	10,135	4,072
Accretion of investment discount	(2,512)	(7,317)
Stock-based compensation expense	102,247	86,867
Provision (benefit) for estimated credit losses	218	(1,133)
Impairment of strategic investment	4,046	—
Other non-cash expenses	1,568	1,106
Changes in operating assets and liabilities:
Accounts receivable	(14,599)	1,347
Inventories	(61,659)	(33,547)
Prepaid expenses and other current assets	(2,112)	(4,467)
Accounts payable	18,351	(3,357)
Accrued expenses and other liabilities	(508)	(791)
Net cash provided by operating activities	64,507	61,065
Investing activities
Purchases of property and equipment	(27,843)	(32,096)
Purchases of investments	(177,375)	(337,540)
Proceeds from sales or maturities of investments	248,700	252,753
Purchases of strategic investments	(10,118)	—
Net cash provided by (used in) investing activities	33,364	(116,883)
Financing activities
Proceeds from the exercise of stock options	8,962	23,359
Share repurchase of common stock	(125,008)	—
Payment of taxes on net share settlement of equity awards	(22,350)	(9,045)
Proceeds from issuance of common stock from employee stock purchase plan	3,255	3,431
Net cash (used in) provided by financing activities	(135,141)	17,745
Effect of exchange rate on cash	(35)	48
Decrease in cash and cash equivalents	(37,305)	(38,025)
Cash and cash equivalents at beginning of period	150,150	185,537
Cash and cash equivalents at end of period	$112,845	$147,512
Supplemental cash flow information
Cash paid for interest	$15	$—
Property and equipment included in accounts payable and accrued expenses	$5,249	$3,456

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
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiaries have functional currency in Euro and Yen. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the balance sheet date exchange rate. Sales and expenses denominated in foreign currencies are translated at transaction date exchange rates. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other expense (income), net in the consolidated statements of operations and comprehensive income. For the three-month periods ended September 30, 2025 and 2024, we recognized $0.1 million of loss and $0.1

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
million of gain, net, respectively. For the nine-month periods ended September 30, 2025 and 2024 we recognized $1.0 million of gain and $0.1 million of loss, net, respectively. Any unrealized gains and losses due to translation adjustments are included in accumulated other comprehensive income within stockholders' equity in the consolidated balance sheets. We had $0.0 million and $0.2 million of unrecognized gain in our accumulated other comprehensive income balance as of September 30, 2025 and December 31, 2024, respectively.
Investments
Our investments are classified as available-for-sale and consisted of the following:

	September 30, 2025
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$21,903	$24	$—	$21,927
Corporate debt securities	45,854	145	—	45,999
U.S. treasury debt securities	141,612	213	(4)	141,821
Short-term investments	$209,369	$382	$(4)	$209,747
Long-Term:
Corporate debt securities	$51,977	$139	$(10)	$52,106
U.S. treasury debt securities	36,111	150	(14)	36,247
Long-term investments	$88,088	$289	$(24)	$88,353

	December 31, 2024
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$19,806	$25	$—	$19,831
Corporate debt securities	47,226	80	(7)	47,299
Certificates of deposit	7,684	10	—	7,694
U.S. treasury debt securities	220,283	346	(57)	220,572
Short-term investments	$294,999	$461	$(64)	$295,396
Long-Term:
Corporate debt securities	$23,915	$59	$(49)	$23,925
Asset-backed securities	287	—	—	287
U.S. treasury debt securities	46,818	50	(85)	46,783
Long-term investments	$71,020	$109	$(134)	$70,995
The following table shows all available-for-sale investments in an unrealized loss position for which an allowance for credit losses has not been recorded and the related gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$16,455	$(12)	$—	$—	$16,455	$(12)
U.S. Treasury debt securities	30,000	(21)	16,003	(10)	46,003	(31)
Total	$46,455	$(33)	$16,003	$(10)	$62,458	$(43)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$11,728	$(56)	$—	$—	$11,728	$(56)
U.S. Treasury debt securities	69,402	(220)	—	—	69,402	(220)
Total	$81,130	$(276)	$—	$—	$81,130	$(276)
Investments are classified as available-for-sale and are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income within stockholders' equity. We had $0.6 million and $0.4 million of unrecognized gain in our accumulated other comprehensive income balance at September 30, 2025 and December 31, 2024, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense (income), net in the consolidated statements of operations and comprehensive income. We recognized $0 of gross realized gains and losses from the sale or maturity of available-for-sale investments during each of the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025 and December 31, 2024, we had no investments with a contractual maturity of greater than two years. Currently, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. We do not consider those investments to be other-than-temporarily impaired as of September 30, 2025. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses, not to exceed the amount of the unrealized loss, are recorded as an allowance through other expense in the consolidated statements of operations and comprehensive income. The total allowance for credit losses was $0 at both September 30, 2025 and December 31, 2024.
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
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of September 30, 2025 and December 31, 2024. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	September 30, 2025
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$62,996	$62,996	$—	$—
Total cash equivalents	62,996	62,996	—	—
Investments:
Commercial paper	21,927	—	21,927	—
Corporate debt securities	98,105	—	98,105	—
U.S. government securities	178,068	178,068	—	—
Total investments	298,100	178,068	120,032	—
Total cash equivalents and investments	$361,096	$241,064	$120,032	$—

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
There were no transfers between levels during the periods ended September 30, 2025 and December 31, 2024.
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. However, as of September 30, 2025 and December 31, 2024, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
The following table presents the changes in the allowance for credit losses related to accounts receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$1,229	$515	$880	$1,648
Charges (credits) to the allowance, net	179	96	778	459
Write-offs charged against the allowance	—	—	—	(1,496)
Recoveries of amounts previously reserved	(310)	(96)	(560)	(96)
Balance at the end of the period	$1,098	$515	$1,098	$515
The write-offs charged against the allowance during the nine months ended September 30, 2024 are related primarily to accounts receivable with two healthcare systems.
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$21,215	$22,430
Work in process	9,315	—
Finished goods	111,247	57,688
Total inventories, net of reserves	$141,777	$80,118
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized.
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. The reserve for excess and obsolete inventory was $1.4 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Internal-use software	$21,680	$16,553
Manufacturing equipment	49,191	29,117
Other equipment	6,842	4,981
Leasehold improvements	11,619	10,057
Construction in process	26,058	24,975
Property and equipment, cost	115,390	85,683
Less: accumulated depreciation and amortization	(23,884)	(13,758)
Property and equipment, net	$91,506	$71,925
Internal-use software costs are capitalized during the application development stage. Costs related to planning and post implementation activities are expensed as incurred. Capitalized internal-use software is amortized, and recognized as cost of goods sold or selling, general and administrative expenses, on a straight-line basis over the estimated useful life of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Construction in process is comprised primarily of manufacturing equipment. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Depreciation and amortization expense was $3.7 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, and $10.1 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $16.4 million and $10.6 million as of September 30, 2025 and December 31, 2024, respectively. During the three months ended September 30, 2025, we invested $7.0 million in a minority interest of a private company, and during the nine months ended September 30, 2025 we invested a total of $9.0 million in minority investments in two private companies. We recognized an impairment charge of $4.0 million during the nine months ended September 30, 2025 in other expense (income), net in the consolidated statements of operations and comprehensive income due to an observable price change of one of the equity securities that had an original carrying amount of $10.0 million. There were no adjustments to the carrying amounts during the three months ended September 30, 2025 or the three or nine months ended September 30, 2024.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment, operating lease right-of-use assets, and strategic investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets, other than the $4.0 million discussed above in the Strategic Investments section, during either of the three or nine months ended September 30, 2025 or 2024.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Payroll related	$36,641	$40,162
Income tax payable	1,000	1,612
Product warranty liability	572	933
Operating lease liabilities, current portion	2,274	1,754
Other accrued expenses	11,116	5,353
Total accrued expenses	$51,603	$49,814
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$550	$1,431	$933	$1,100
Provisions for warranty	150	(402)	(39)	396
Settlements of warranty claims	(128)	(207)	(322)	(674)
Balance at the end of the period	$572	$822	$572	$822
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
We recognize equity-based compensation expense for awards of equity instruments based on the grant date fair value of those awards as expense in the consolidated statements of operations and comprehensive income. We estimate the fair value of stock options using the Black-Scholes option pricing model and the fair value of RSUs and PSUs is equal to the closing price of our common stock on the grant date. The fair value of each purchase under the employee stock purchase plan is estimated at the beginning of the offering period using the Black-Scholes option pricing model.
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is the vesting period or term to become eligible for a qualified retirement for stock options and RSUs, and over the vesting and performance period based on the probability of achieving the performance objectives for PSUs. We account for award forfeitures as they occur.
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $36.4 million and $23.3 million during the three months ended September 30, 2025 and 2024, respectively, and $82.1 million and $72.1 million during the nine months ended September 30, 2025 and 2024, respectively.
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
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As we have historically incurred operating losses, we have recorded a full valuation allowance against our net deferred tax assets. We will continue to maintain a full valuation allowance until we are more certain than not that the deferred tax assets will be realized. We record a federal, state, and foreign tax provision, which includes a foreign tax reserve relating to uncertain tax positions. Our policy is to record interest and penalty expense related to uncertain tax positions as other expense in the consolidated statements of operations and comprehensive income.
Comprehensive income
Comprehensive income consists of net income and changes in unrealized gains and losses due to interest rate fluctuations and other external factors on investments classified as available-for-sale and foreign currency translation adjustments. Accumulated other comprehensive income is presented in the accompanying consolidated balance sheets as a component of stockholders' equity.
Income Per Share
Basic net income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modifies the criteria for when software costs may be capitalized by eliminating consideration of software project development stages and by enhancing guidance for the "probable-to-complete" threshold. This ASU is effective for our annual reports beginning in 2028, and interim periods within those annual reporting periods. Early adoption of this ASU is permitted. We are currently evaluating the impact that adoption of this ASU may have on our financial statements and disclosures.
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
The following table presents the lease balances within the consolidated balance sheets:

	September 30, 2025	December 31, 2024
Right-of-use assets:
Operating lease right-of-use assets	$24,070	$23,314
Operating lease liabilities:
Accrued expenses	$2,274	$1,754
Operating lease liabilities, non-current portion	30,302	30,039
Total operating lease liabilities	$32,576	$31,793
As of September 30, 2025, the remaining lease terms were 9.7 years and the weighted average discount rate was 4.9%. The operating cash outflows from our operating leases were $0.9 million and $0.5 million for the three-month

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
periods ended September 30, 2025 and 2024, respectively, and $2.5 million and $0.9 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

4. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. We make voluntary matching contributions of 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock. Our matching contributions to the plan totaled $1.3 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $4.6 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively.

5. Stockholders' Equity
Share Repurchase Program
In August 2024, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding shares of common stock from time to time through open market transactions, privately negotiated transactions, tender offers, or other means (the “2024 share repurchase program”). We were not obligated to repurchase any specific number of shares and the program could be modified, suspended, or discontinued at any time. The share repurchase program was set to expire in August 2026, subject to the earlier termination or extension by the Board, in its sole discretion and without prior notice.
In November 2024, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a large financial institution to repurchase common stock as part of the 2024 share repurchase program. Under the ASR Agreement, the financial institution delivered a portion of shares to us at contract inception and delivered the remaining shares at settlement. We made a prepayment of $75.0 million and received an initial delivery of 305,157 shares of common stock. We retired the initial shares delivered and recorded a $75.0 million reduction to additional paid-in capital. We accounted for the variable component of shares to be delivered under the ASR Agreement as a forward contract indexed to our common stock, which met the criteria for equity classification, and therefore, was accounted for as a component of equity.
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
During the three-month period ended March 31, 2025, we purchased an additional 442,649 shares for $75.0 million under Rule 10b5-1 under the 2024 share repurchase program. As of March 31, 2025, no amount remained available for future repurchases under the 2024 share repurchase program.
In August 2025, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding shares of common stock from time to time through open market transactions, privately negotiated transactions, tender offers, or other means (the “2025 share repurchase program”). We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. The 2025 share repurchase program will expire in August 2027, subject to the earlier termination or extension by the Board, in its sole discretion and without prior notice. During the three-month period ended September 30, 2025, we purchased 552,423 shares for $50.0 million under Rule 10b5-1 under the 2025 share repurchase program. As of September 30, 2025, $150.0 million remained available for future repurchases under the 2025 share repurchase program.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)

6. Stock-Based Compensation
As of September 30, 2025, there were 4,663,118 shares reserved for issuance under our equity incentive plan, of which 1,380,904 shares were available for issuance.
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
During the nine-month period ended September 30, 2025, we recorded accelerated stock-based compensation expense of $11.2 million for employees who are retirement eligible in accordance with the implementation of changes to the treatment of equity awards under the Inspire Medical Systems, Inc. 2018 Incentive Award Plan upon the holder's death, disability, or retirement. No accelerated stock-based compensation expense related to the implementation was recorded during the three-month period ended September 30, 2025.
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
The fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three and nine-month period ended September 30, 2025.
Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,160,149	$168.33	6.4	$89,052
Granted	—	$—
Exercised	(149,997)	$71.25		$13,168
Forfeited/expired	(78,203)	$226.23
Outstanding at September 30, 2025	1,931,949	$173.49	5.7	$39,568
Exercisable at September 30, 2025	1,633,700	$164.40	5.3	$39,568
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. As of September 30, 2025, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2028 related to unvested stock options is $34.0 million, which we expect to recognize over a weighted average period of 1.5 years.

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

A summary of RSUs and related information is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	679,905	$195.63	$126,041
Granted	615,205	$177.70
Vested	(237,439)	$201.42	$38,698
Forfeited	(71,963)	$188.45
Unvested at September 30, 2025	985,708	$183.56	$157,004
The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of award vesting. As of September 30, 2025, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2028 related to unvested RSUs was $131.5 million which we expect to recognize over a weighted average period of 1.8 years.
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	323,302	$220.82	$59,934
Granted	236,333	$199.70
Vested	(143,518)	$228.48	$26,759
Forfeited	(39,957)	$217.76
Unvested at September 30, 2025	376,160	$205.07	$59,915
The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of September 30, 2025, there was $25.1 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. There were 1,354,931 shares available for future issuance under the ESPP as of September 30, 2025. The current purchase period under the ESPP began on July 1, 2025 and ends December 31, 2025.

7. Income Taxes
At both September 30, 2025 and December 31, 2024, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded income tax expense of $3.6 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and $6.0 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax expenses reflect federal, state, and foreign income tax expense in both of the nine months ended September 30, 2025 and September 30, 2024.
We filed our 2024 U.S. federal income tax return during the third quarter of 2025. Upon filing our return, our gross federal net operating loss carryforward as of December 31, 2024 was $51.3 million, which is not subject to expiration. In addition, net operating loss carryforwards for state income tax purposes of $88.0 million, of which we estimate that $4.1 million of Minnesota net operating loss will expire unused in 2025. We also have gross R&D credit carryforwards of $16.6 million as of December 31, 2024, which will expire at various dates beginning in 2030.
Utilization of the net operating loss carryforwards and R&D credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Code and similar state provisions. During 2025, we finalized an updated analysis to determine whether an ownership change had occurred through December 31, 2024, and if a limitation exists. It was determined that December 11, 2018 was the only date on which we experienced an ownership change. The study concluded that none of the $126.5 million of federal net operating losses nor the $1.7 million of federal R&D credits that were accumulated on December 11, 2018 will expire unused solely due to the limitations under Sections 382 and 383 of the Code.
Realization of the deferred tax assets is dependent upon the generation of future book income, if any, the amount and timing of which are uncertain. Based on available objective evidence, we believe it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until we have sufficient evidence to support their recognition. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Table amounts in thousands, except share and per share amounts)
On July 4, 2025, the enactment of the One Big Beautiful Bill Act ("OBBBA") into law, marked a significant legislative development, resulting in substantial modifications to the U.S. tax code. The OBBBA influences multiple facets of taxation, including, but not limited to, bonus depreciation, the current-year expensing of research and development costs, and international tax regulations. The income taxes reported for the three months ending September 30, 2025 incorporates all relevant tax provisions of this new law.
We had $0.1 million of tax payable on unrecognized tax positions as of both September 30, 2025 and December 31, 2024. We do not anticipate significant changes to our unrecognized tax positions in the next 12 months.
We file income tax returns in all applicable jurisdictions. The tax years from 2022 to 2024 remain open for examination by the tax authorities to which we are subject.

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
Our CODM uses consolidated net income as the measure of profit or loss. Our CODM assesses performance for the segment and allocates resources and monitors budget versus actual results using consolidated net income and operating income. The monitoring of budget versus actual results are used in establishing management's compensation. The measure of segment assets is reported on the balance sheet as total consolidated assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$224,501	$203,191	$642,904	$563,086
Less: (a)
Cost of goods sold	31,773	32,398	97,154	86,998
Research and development expense	24,211	26,083	78,223	83,792
Selling, general and administrative expense (excluding advertising expense)	122,464	107,111	380,619	315,997
Advertising expense	36,409	23,281	82,065	72,100
Operating income	9,644	14,318	4,843	4,199
Other income (b)	(3,907)	(6,008)	(10,535)	(17,618)
Income taxes	3,619	1,829	6,046	3,532
Segment net income	9,932	18,497	9,332	18,285
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$9,932	$18,497	$9,332	$18,285
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
(b) Other income represents the consolidated amounts for interest and dividend income, interest expense, and other expense, net, as shown on our consolidated statements of operations and comprehensive income.
For the three-month periods ended September 30, 2025 and 2024, depreciation and amortization expense was $3.7 million and $1.9 million, respectively, and for the nine-month periods ended September 30, 2025 and 2024, depreciation and amortization expense was $10.1 million and $4.1 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and selling, general and administrative ("SG&A") expense.
For the three-month periods ended September 30, 2025 and 2024, stock-based compensation expense was $29.5 million and $28.2 million, respectively, and for the nine-month periods ended September 30, 2025 and 2024, stock-based compensation expense was $102.2 million and $86.9 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and SG&A expense.
Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$214,394	$195,828	$615,150	$539,407
All other countries	10,107	7,363	27,754	23,679
Total revenue	$224,501	$203,191	$642,904	$563,086
Long-lived tangible assets by geographic location were as follows:

	September 30, 2025	December 31, 2024
United States	$90,661	$71,008
All other countries	845	917
Total long-lived tangible assets	$91,506	$71,925

9. Income Per Share
Basic net income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period.
The components of net income per share are as follows:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income	$9,932	$18,497	$9,332	$18,285
Denominator:
Weighted average number of common shares outstanding — basic	29,332,376	29,879,621	29,512,495	29,741,720
Dilutive effect of stock options	248,368	536,641	349,384	624,931
Dilutive effect of restricted stock units	8,067	61,608	69,071	66,600
Dilutive effect of performance stock units	11,412	141,734	3,804	128,416
Dilutive effect of shares issuable under the ESPP	—	14,185	3,492	4,728
Weighted average number of common shares outstanding — diluted	29,600,223	30,633,789	29,938,246	30,566,395
Net income per share:
Basic	$0.34	$0.62	$0.32	$0.61
Diluted	$0.34	$0.60	$0.31	$0.60
The following common stock-based awards were excluded from the computation of diluted net income per common share for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	1,417,098	1,465,714	1,433,667	1,519,841
Restricted stock units	954,933	313,776	515,639	50,582
Shares issuable under the ESPP	12,610	—	4,203	—
Total	2,384,641	1,779,490	1,953,509	1,570,423

10. Related Party Transaction
In December 2023, we entered into an agreement with an entity controlled by our Chief Executive Officer (the "Entity"), pursuant to which we agreed to share the costs of a corporate suite at a sports and entertainment venue (the "Venue") (the “Suite”) (the “Cost Sharing Agreement”). In August 2023, the Entity entered into an agreement with the Venue, pursuant to which the Entity acquired certain rights to use the Suite for specified sporting and other events at the Venue through August 2026. Pursuant to this agreement, the Entity agreed to pay $0.2 million per year, with each year beginning September 1 and ending August 31, and the fee increasing by 5% for each succeeding year. Under the Cost Sharing Agreement, we will reimburse the Entity 50% of the cost of the Suite in exchange for the right to use the Suite for 50% of the specified events at the Venue through August 2026. We recognized expense of $0.1 million for the use of the suite in SG&A expense in our consolidated statements of operations and comprehensive income during each of the three months ended September 30, 2025 and 2024, respectively, and $0.3 million and $0.1 million during the nine months ended September 30, 2025 and 2024, respectively.

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
On May 30, 2025, Inspire initiated a legal action against Nyxoah SA and its subsidiary Nyxoah, Inc. (collectively “Nyxoah”) in the United States District Court for the District of Delaware, alleging patent infringement. The complaint asserts that Nyxoah's Genio product infringes on certain of Inspire's U.S. patents related to neurostimulation therapy for obstructive sleep apnea. Inspire claims that Nyxoah's Genio device utilizes technology covered by Inspire's patents without authorization. Inspire seeks a judgment of patent infringement, a permanent injunction to prevent Nyxoah from manufacturing, using, or selling the Genio device in the U.S., and monetary damages including lost profits.
On September 15, 2025, Nyxoah filed a lawsuit against us in the United States District Court for the District of Delaware alleging that the Inspire IV and Inspire V devices infringe certain of Nyxoah’s patents. We intend to defend the claims in this lawsuit vigorously and believe we have good and substantial defenses to them, but there is no guarantee that we will be successful in these efforts. The lawsuit is in its early stages. Given the complexity of the issues in the lawsuit and the inherent uncertainty of litigation, we are unable to make any predictions about the ultimate outcome of this matter.

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
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed according to the coding and correlated payment by various third-party payors, such as commercial payors and government healthcare programs. Our Inspire system is currently covered on a per-patient basis for patients insured by commercial payors, under Local Coverage Determinations for patients insured by Medicare and Medicare Advantage, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of November 3, 2025, we have secured positive coverage policies with many U.S. commercial payors, including all large national commercial insurers, covering more than 300 million lives in the U.S. In addition, all seven Medicare Administrative Contractors provide coverage of Inspire therapy when certain coverage criteria are met.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
For the nine months ended September 30, 2025, 95.7% of our revenue was derived in the U.S. and 4.3% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2025.

We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. Currently, all of our manufacturing is done in the U.S. and most components for our Inspire system are sourced in the U.S. We have experienced supply disruptions in the past.
We typically seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence, excess, and expiration, which could lead to inventory impairment charges. For example, during the nine months ended September 30, 2025, we recorded a charge of $2.1 million for excess component parts related to our Inspire IV system.
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
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the three months ended September 30, 2025, we generated revenue of $224.5 million with a gross margin of 85.8% and had a net income of $9.9 million compared to revenue of $203.2 million with a gross margin of 84.1% and a net income of $18.5 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, we generated revenue of $642.9 million with a gross margin of 84.9% and had a net income of $9.3 million compared to revenue of $563.1 million with a gross margin of 84.5% and a net income of $18.3 million for the nine months ended September 30, 2024. Our accumulated deficit as of September 30, 2025 was $282.6 million.
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
Beginning late in the first quarter and continuing into the third quarter of 2025, in connection with awareness gained during our ongoing limited market release of the Inspire V system, we observed that some patients and physicians were delaying Inspire therapy until Inspire V is available at their location. Although Inspire V was fully launched in the U.S. in May 2025, an implanting physician and center must meet training, contracting, and onboarding criteria prior to purchasing and implanting Inspire V. We expect to continue to see patients delay Inspire therapy until centers meet these criteria and Inspire V is available at their location through the end of 2025 or early 2026. Additionally, beginning late in the first quarter and continuing into the third quarter of 2025, we observed that some of our customers were using their existing inventory of our Inspire IV system ("Inspire IV") prior to purchasing Inspire V systems. We continued to observe this during the remainder of the third quarter and into the beginning of the fourth quarter of 2025. While we cannot quantify the impact at this time or predict if these patterns may change, we anticipate that the occurrence of patients and physicians delaying Inspire therapy and the destocking by some of our customers of their existing Inspire IV inventory may impact our consolidated revenue until Inspire V is fully available at our customer locations and our customers have used their existing Inspire IV inventory, which we expect to primarily occur in the remainder of 2025 and early 2026. We have continued to make Inspire IV systems available in the U.S. since the Inspire V launch and expect to continue to make Inspire IV systems available moving forward as inventory levels allow, and outside the U.S., subject to our receiving the appropriate regulatory clearances for Inspire V in foreign markets.

Our direct-to-consumer marketing program's goals are therapy awareness, connecting patients with providers, and supporting the patient through their path to Inspire from start to finish. Our investments in advertising are designed to increase patient awareness and encourage them to visit our website. On our website, patients can explore educational materials and videos about sleep apnea, learn about the benefits of Inspire therapy, find physician and clinical site contact information, and stay informed about community awareness events. We also use the Inspire Sleep app as a valuable tool for patient education. Moving forward, we plan to refine and optimize our outreach strategies, with an emphasis on expanding digital advertising efforts to reach more qualified patients. We expect our direct-to-consumer expenditures to increase significantly over 2024 levels during the remainder of 2025.
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
We also continue to make significant investments in our sales and marketing by increasing our direct-to-consumer marketing efforts in existing and new markets and increasing the number of U.S., European, and Japanese sales representatives and sales support personnel. As of September 30, 2025, we had 336 U.S. sales territories and 268 field clinical representatives, as compared with 335 U.S. sales territories and 230 field clinical representatives as of December 31, 2024.
Since 2023, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, has continued to gain popularity as a weight-loss drug. In late 2024, Zepbound (tirzepatide), which was FDA approved for weight loss in 2023, was also FDA approved for treatment of OSA in patients with obesity and moderate to severe OSA. If GLP-1s are used to treat OSA in an indication for which Inspire therapy is approved, demand for our Inspire system for patients with that indication could be reduced. OSA is a multifactorial disease with many independent factors including age, gender, weight, and neck circumference. Inspire is designed to address antero-posterior airway collapse, also known as tongue base collapse. In contrast, patients with a higher BMI are subject to a larger neck circumference and present predominantly with lateral-wall collapse. A combination of tongue base collapse and lateral wall collapse is identified as a complete concentric collapse of the upper airway. Inspire is contraindicated for complete concentric collapse. In 2024, Eli Lilly and Company ("Lilly") published results from its SURMOUNT-OSA trial demonstrating a 50.7% reduction in Apnea-Hypopnea Index ("AHI") for patients in the therapy arm of the study using tirzepatide, a GLP-1 injection, and that 43% of participants treated with tirzepatide at the highest dose met criteria for disease resolution. In this context, "disease resolution" means achieving an AHI of fewer than 5 events per hour, or an AHI of 5 to 14 events per hour and an Epworth Sleepiness Scale ("ESS") score of ≤10. ESS is a standard questionnaire designed to assess excessive daytime sleepiness. Given a baseline AHI of 50.3, and based on these results, we believe that most patients enrolled in the study will continue to have residual moderate to severe OSA that will require treatment and fall within Inspire’s FDA-approved indication. While weight loss may help reduce a patient’s AHI and other OSA symptoms, numerous other studies have shown that weight loss alone will not resolve OSA for the vast majority of patients. We expect GLP-1s may help patients address their lateral wall collapse, making them a potential candidate for Inspire therapy to the extent they also have tongue base collapse. Based on our ongoing ADHERE patient registry, the average BMI of patients treated with Inspire therapy is 29 and the American Academy of Sleep Medicine guidelines recommend weight loss prior to surgery for patients with BMI over 35 and nonsurgical solutions for patients with BMI over 40. In October 2025, we conducted a survey of over 200 sleep physicians to better understand their treatment paradigm for OSA since the introduction of GLP-1s. The survey findings suggest that some physicians will prescribe a GLP-1 to patients prior to considering Inspire therapy. The survey findings also suggest that, with the availability of GLP-1s to treat OSA, the number of patients seeking diagnosis and treatment for OSA is increasing. We believe that some of these patients will see a reduction in their BMI into our indication, and that some of those patients will not have their OSA fully resolved and will require further treatment. This reinforces our belief that the overall number of patients eligible for Inspire therapy will increase due to the availability of GLP-1s, although there can be no assurance of such benefit at this time.
Macroeconomic Environment
The global economy continues to experience increased inflationary pressures and market instability. Higher interest rates and capital costs, higher shipping costs and new or increased tariffs, regulatory changes, including changes to government funding of entitlement programs, increased costs of labor, international conflicts and terrorism, and weakening foreign currency exchange rates are creating additional economic challenges. These conditions may cause our customers to decrease or delay orders for our products.

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
We expect SG&A expenses to continue to increase as we expand our commercial infrastructure to both drive and support our planned growth in revenue and as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance, legal, and human resources personnel and information technology services. Additionally, we anticipate an increase in our stock-based compensation expense with grants of restricted stock units, performance stock units, and shares of our common stock purchased pursuant to our employee stock purchase plan.
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

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$224,501	$203,191	$21,310	10.5%	$642,904	$563,086	$79,818	14.2%
Cost of goods sold	31,773	32,398	(625)	(1.9)%	97,154	86,998	10,156	11.7%
Gross profit	192,728	170,793	21,935	12.8%	545,750	476,088	69,662	14.6%
Gross margin	85.8%	84.1%			84.9%	84.5%
Operating expenses:
Research and development	24,211	26,083	(1,872)	(7.2)%	78,223	83,792	(5,569)	(6.6)%
Selling, general and administrative	158,873	130,392	28,481	21.8%	462,684	388,097	74,587	19.2%
Total operating expenses	183,084	156,475	26,609	17.0%	540,907	471,889	69,018	14.6%
Operating income	9,644	14,318	(4,674)	(32.6)%	4,843	4,199	644	15.3%
Other income, net	(3,907)	(6,008)	2,101	(35.0)%	(10,535)	(17,618)	7,083	(40.2)%
Income before income taxes	13,551	20,326	(6,775)	(33.3)%	15,378	21,817	(6,439)	(29.5)%
Income taxes	3,619	1,829	1,790	97.9%	6,046	3,532	2,514	71.2%
Net income	$9,932	$18,497	$(8,565)	(46.3)%	$9,332	$18,285	$(8,953)	(49.0)%
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue
Revenue increased $21.3 million, or 10.5%, to $224.5 million for the three months ended September 30, 2025 compared to $203.2 million for the three months ended September 30, 2024. These results reflect an increase in sales of our Inspire system of $18.6 million in the U.S. and an increase of $2.7 million outside of the U.S. compared to the same prior year period. Overall revenue growth was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints and some U.S. patients and physicians delaying Inspire therapy until Inspire V is available at their location or while they trial GLP-1 medications.
Revenue information by region is summarized as follows:

	Three Months Ended September 30,
	2025		2024		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$214,394	95.5%	$195,828	96.4%	$18,566	9.5%
All other countries	10,107	4.5%	7,363	3.6%	2,744	37.3%
Total revenue	$224,501	100.0%	$203,191	100.0%	$21,310	10.5%
Revenue generated in the U.S. was $214.4 million for the three months ended September 30, 2025, an increase of $18.6 million, or 9.5%, compared to the three months ended September 30, 2024. Revenue growth in the U.S. was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our

Inspire system, partially offset by ENT surgeon capacity constraints and some patients and physicians delaying Inspire therapy until Inspire V is available at their location or while they trial GLP-1 medications.
Revenue generated outside of the U.S. was $10.1 million in the three months ended September 30, 2025, an increase of $2.7 million, or 37.3%, compared to the three months ended September 30, 2024. Revenue growth outside the U.S. was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $0.6 million, or 1.9%, to $31.8 million for the three months ended September 30, 2025 compared to $32.4 million for the three months ended September 30, 2024.
Gross margin was 85.8% for the three months ended September 30, 2025 compared to 84.1% for the three months ended September 30, 2024. Gross margin for the three months ended September 30, 2025 was higher primarily due to increased sales volume as well as increased sales mix of the Inspire V system, which is less expensive to manufacture and therefore has a higher gross margin than the Inspire IV system.
Research and Development Expenses
Research and development expenses decreased $1.9 million, or 7.2%, to $24.2 million for the three months ended September 30, 2025 compared to $26.1 million for the three months ended September 30, 2024. This change was primarily due to a decrease of $5.3 million in ongoing research and development costs, primarily with respect to our next generation versions of the Inspire neurostimulator, our physician programmer, and our SleepSync™ platform, and a decrease of $0.1 million in regulatory submissions and clinical studies expenses, partially offset by an increase of $3.5 million in compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense.
Selling, General and Administrative Expenses
SG&A expenses increased $28.5 million, or 21.8%, to $158.9 million for the three months ended September 30, 2025 compared to $130.4 million for the three months ended September 30, 2024. The primary drivers of this change were an increase of $16.7 million in marketing costs, mainly for advertising, and $9.7 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, general corporate costs increased $1.7 million primarily due to legal fees, computer equipment and software expense, and depreciation expense. Travel expenses also increased $0.4 million.
Other Income, Net
Other income, net decreased by $2.1 million, or 35.0%, to $3.9 million for the three months ended September 30, 2025 compared to $6.0 million for the three months ended September 30, 2024. The change was primarily due to a decrease of $1.9 million in interest and dividend income due to lower cash, cash equivalents, and investment balances. Also contributing to the decrease were foreign currency translation and remeasurement gains, which decreased by $0.2 million.
Income Taxes
We recorded a provision for income taxes of approximately $3.6 million and $1.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively. This $1.8 million increase was primarily due to an increase in federal taxes.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue
Revenue increased $79.8 million, or 14.2%, to $642.9 million for the nine months ended September 30, 2025 compared to $563.1 million for the nine months ended September 30, 2024. The increase was attributable to a $75.7 million increase in sales of our Inspire system in the U.S and an increase of $4.1 million outside of the U.S. Overall revenue growth was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints and some U.S. patients and physicians delaying Inspire therapy until Inspire V is available at their location or while they trial GLP-1 medications.
Revenue information by region is summarized as follows:

	Nine Months Ended September 30,
	2025		2024		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$615,150	95.7%	$539,407	95.8%	$75,743	14.0%
All other countries	27,754	4.3%	23,679	4.2%	4,075	17.2%
	$642,904	100.0%	$563,086	100.0%	$79,818	14.2%
Revenue generated in the U.S. was $615.2 million for the nine months ended September 30, 2025, an increase of $75.7 million, or 14.0%, compared to the nine months ended September 30, 2024. Revenue growth in the U.S. was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints and some patients and physicians delaying Inspire therapy until Inspire V is available at their location or while they trial GLP-1 medications.
Revenue generated outside of the U.S. was $27.8 million for the nine months ended September 30, 2025, an increase of $4.1 million, or 17.2%, compared to the nine months ended September 30, 2024. Revenue growth outside the U.S. was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $10.2 million, or 11.7%, to $97.2 million for the nine months ended September 30, 2025 compared to $87.0 million for the nine months ended September 30, 2024. The increase was primarily due to product costs associated with the higher sales volume of our Inspire system experienced during the first nine months of 2025, and to a lesser extent, the $2.1 million charge associated with excess components related to Inspire IV.
Gross margin decreased to 84.9% for the nine months ended September 30, 2025 from 84.5% for the nine months ended September 30, 2024. Gross margin for the nine months ended September 30, 2025 was higher primarily due to increased sales volume as well as increased sales mix of the Inspire V system, which is less expensive to manufacture and therefore has a higher gross margin than the Inspire IV system, partially offset by the excess inventory component charges discussed above.
Research and Development Expenses
Research and development expenses decreased $5.6 million, or 6.6%, to $78.2 million for the nine months ended September 30, 2025 compared to $83.8 million for the nine months ended September 30, 2024. This change was primarily due to a decrease of $16.6 million in ongoing research and development costs, primarily with respect to our next generation versions of the Inspire neurostimulator, our physician programmer, and our SleepSync™ platform, partially offset by an increase of $10.5 million in compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and an increase of $0.5 million in regulatory submissions and clinical studies expenses and quality compliance fees.
Selling, General and Administrative Expenses
SG&A expenses increased $74.6 million, or 19.2%, to $462.7 million for the nine months ended September 30, 2025 compared to $388.1 million for the nine months ended September 30, 2024. The primary driver of this change was an increase of $45.2 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing costs increased $18.4 million, mainly for advertising, and general corporate costs increased $7.0 million, primarily due to legal fees, depreciation expense, computer equipment and software expense, and consulting fees. Also contributing to the increase were travel expenses, which increased by $4.0 million.
Other Income, Net
Other income, net decreased by $7.1 million, to $10.5 million for the nine months ended September 30, 2025 compared to $17.6 million for the nine months ended September 30, 2024. The change was primarily due to a decrease of $4.2 million in interest and dividend income due to lower cash, cash equivalents and investment balances and an impairment charge of $4.0 million on one of our strategic investments which occurred in the quarter ended June 30, 2025, partially offset by an increase of $1.1 million in foreign currency translation and remeasurement gains.
Income Taxes
We recorded a provision for income taxes of $6.0 million and $3.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. This $2.5 million increase was primarily due to an increase in federal taxes.

Liquidity and Capital Resources
We believe our balance sheet and liquidity as of November 3, 2025 provides us with flexibility, and that our cash, cash equivalents, and investments will satisfy our operating needs and capital expenditures for at least the next 12 months.
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
As of September 30, 2025, we had cash, cash equivalents, and available-for-sale debt securities of $410.9 million, a decrease of $105.6 million from $516.5 million as of December 31, 2024. Working capital totaled $475.6 million as of September 30, 2025, a decrease of $66.7 million from December 31, 2024. We define working capital as current assets less current liabilities. The decrease in working capital was primarily due to the following factors:
•a $85.6 million decrease in short-term available-for-sale investments and a $37.3 million decrease in cash and cash equivalents primarily due to the share repurchases made during the first and third quarters under our share repurchase programs, as well as inventory purchases and the payment of taxes on net share settlements of equity awards, partially offset by proceeds from sales of the Inspire system, proceeds from the exercise of stock options, interest and dividend income, and the increase in long-term available for sale investments;
•a $20.6 million increase in accounts payable due primarily to the timing of vendor invoices; and
•a $1.8 million increase in accrued expenses.

The decrease in working capital was partially offset by the following factors:
•a $61.7 million increase in inventory balances, as we increased inventory levels to support higher sales and the launch of Inspire V;
•a $14.9 million increase in accounts receivable, primarily due to higher sales which occurred during September 2025; and
•a $2.1 million increase in prepaid expense and other current assets.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At September 30, 2025, we had $178.1 million in U.S. government securities, $63.0 million in money market funds, $98.1 million in corporate debt securities, and $21.9 million in commercial paper. See Note 2 to our unaudited consolidated financial statements in this Quarterly Report for additional information on our investments.
In the nine months ended September 30, 2025, our SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases during 2025. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will increase during the remainder of 2025, primarily related to the ongoing development of the SleepSync™ platform and next generation products.
We spent $27.8 million on purchases of property and equipment in the nine months ended September 30, 2025, mainly on manufacturing equipment and tooling for Inspire V, development of our SleepSync™ platform, and computer hardware and software. We anticipate further capital expenditures in 2025, primarily for additional manufacturing equipment and our SleepSync™ platform, computer hardware and software, and leasehold improvements on our corporate office buildings.
As of September 30, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
We believe that our existing cash and cash equivalents and investments, which totaled $410.9 million as of September 30, 2025, together with cash flows from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.
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

Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$64,507	$61,065
Investing activities	33,364	(116,883)
Financing activities	(135,141)	17,745
Effect of exchange rate on cash	(35)	48
Net decrease in cash and cash equivalents	$(37,305)	$(38,025)

Operating Activities
The net cash provided by operating activities was $64.5 million for the nine months ended September 30, 2025 and consisted of a net income of $9.3 million, non-cash charges of $115.7 million, and an increase in net operating assets of $60.5 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of the accelerated recognition of stock-based compensation expense for employees who are retirement eligible in accordance with implementation of changes to the treatment of equity awards under the Inspire Medical Systems, Inc. 2018 Incentive Award Plan upon the holder's death, disability, or retirement, and granting more equity awards to a greater number of employees as compared to the same prior-year period. The remainder of the non-cash charges included depreciation and amortization expense which increased with additional purchases of property and equipment, an impairment of a strategic investment, accretion of investment discount on our available-for-sale investments, a change in the provision for estimated credit losses, and other, net. Operating assets include inventories, which increased as we continue to build inventory levels to support higher sales and the launch of Inspire V, and accounts receivable, which increased primarily due to higher sales which occurred during September 2025. Operating assets also include prepaid expenses and other current assets which increased slightly. Operating liabilities include accounts payable, which increased generally due to the timing of vendor invoice payments, and accrued expenses, which increased slightly.
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
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 was $33.4 million and consisted primarily of proceeds from sales or maturities of investments of $248.7 million, partially offset by the purchase of investments of $177.4 million and the purchases of property and equipment of $27.8 million, mainly on manufacturing equipment and tooling for Inspire V, development of our SleepSync™ platform, and computer hardware and software, as well as $10.1 million for the purchase of strategic investments.
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
Financing Activities
Net cash used in financing activities was $135.1 million for the nine months ended September 30, 2025 and consisted primarily of share repurchases of $125.0 million under our share repurchase authorizations and the payment of $22.4 million of taxes paid on net share settlement of equity awards, partially offset by $9.0 million in proceeds from the exercise of stock options and $3.3 million in proceeds from the sale of common stock from our Employee Stock Purchase Plan ("ESPP").
Net cash provided by financing activities was $17.7 million for the nine months ended September 30, 2024 and consisted of $23.4 million in proceeds from the exercise of stock options and $3.4 million in proceeds from the issuance of common stock from our ESPP, partially offset by $9.0 million of taxes paid on net share settlement of equity awards.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% change in interest rates would have impacted interest and dividend income on our consolidated financial statements by approximately $2.9 million and $3.2 million during the nine months ended September 30, 2025 and 2024, respectively.
Credit Risk, Foreign Currency Risk, and Inflation Risk
For market risks related to changes in credit, foreign currency, and inflation, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report. Our exposure to these risks has not materially changed from those disclosed in our Annual Report, other than as described below.

As of September 30, 2025 and December 31, 2024, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits. Market conditions can impact the viability of institutions where our cash is held. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Beginning late in the first quarter and continuing into the third quarter of 2025, in connection with awareness gained during our ongoing limited market release of the Inspire V system, we observed that some patients and physicians were delaying Inspire therapy until Inspire V is available at their location. Although Inspire V was fully launched in the U.S. in May 2025, an implanting physician and center must meet training, contracting, and onboarding criteria prior to purchasing and implanting Inspire V. We expect to continue to see patients delay Inspire therapy until centers meet these criteria and Inspire V is available at their location through the end of 2025 or early 2026. Additionally, beginning late in the first quarter and continuing into the third quarter of 2025, we observed that some of our customers were using their existing inventory of our Inspire IV system ("Inspire IV") prior to purchasing Inspire V systems. We continued to observe this during the remainder of the third quarter and into the beginning of the fourth quarter of 2025. While we cannot quantify the impact at this time or predict if these patterns may change, we anticipate that the occurrence of patients and physicians delaying Inspire therapy and the destocking by some of our customers of their existing Inspire IV inventory may impact our consolidated revenue until Inspire V is fully available at our customer locations and our customers have used their existing Inspire IV inventory, which we expect to primarily occur in the remainder of 2025 and early 2026.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Share Repurchases
The following table presents information with respect to the repurchase of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	552,423	$90.49	552,423	$150,000
September 1, 2025 - September 30, 2025	—	$—	—	$150,000
Total	552,423		552,423
(1) On August 11, 2025, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding shares of common stock from time to time through open market transactions, privately negotiated transactions, tender offers, or other means. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. The share repurchase program is set to expire on August 7, 2027, subject to the earlier termination or extension by the Board, in its sole discretion and without prior notice.
Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
(a) None.
(b) None.

(c) Adoption or Termination of Trading Arrangements by Directors and Executive Officers

Name	Title	Action	Rule 10b5-1 Adoption/ Termination Date	Aggregate Number of Shares of Common Stock to be Sold		Expiration Date
Shawn T McCormick	Director	Adopt	August 29, 2025	6,200	(1)	August 17, 2026
(1) This number includes shares of our common stock issuable pursuant to unvested restricted stock units (“RSU”) that are scheduled to vest during the term of the 10b5-1 plan, subject to time-based vesting conditions set forth in the applicable RSU award agreement.
There were no other "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K, adopted, modified or terminated by the Company’s directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended September 30, 2025.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018

10.1	Transition and Separation Agreement by and between Inspire Medical Systems, Inc. and Richard J. Buchholz, dated August 26, 2025.	8-K	001-38468	10.1	8/26/2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.

Date:	November 3, 2025	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer, and Chairperson
(principal executive officer)

Date:	November 3, 2025	By:	/s/ RICHARD J. BUCHHOLZ
Richard J. Buchholz
Chief Financial Officer
(principal financial officer and principal accounting officer)