Form 10-K
period 2025-12-31
Inspire Medical Systems, Inc.
filed 2026-02-13
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $3,801,161,459, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on such date.
As of February 5, 2026, the registrant had 28,589,291 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•our dependency on our Inspire system for revenues;
•our financial results and the market price of our common stock may fluctuate significantly and may not fully reflect the underlying performance of our business;
•our ability to sustain or increase our profitability and our history of operating losses;
•commercial success and market acceptance of our Inspire therapy;
•our ability to achieve and maintain adequate and clear levels of coverage or reimbursement for our Inspire system or any future products we may seek to commercialize;
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
•our ability to use our deferred tax assets, including net operating losses and research and development credit carryforwards and the need for a valuation allowance against these deferred tax assets;
•our estimates of future taxable income and the timing of a potential full or partial release of the valuation allowance against our net deferred tax assets, which could have a material impact on our financial condition or financial results;
•risks related to the evolving focus on sustainability and environmental, social, and governance initiatives;
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

PART I

Item 1. Business.
Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first FDA, European Union ("EU") Regulation No. 2017/745 ("MDR" or "EU Medical Devices Regulation"), and Japan Pharmaceuticals and Medical Devices Agency-approved neurostimulation technology of its kind that provides a safe and effective treatment for patients with moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. A significant body of clinical data, which includes a publication in the New England Journal of Medicine, multiple publications in leading respiratory, ear, nose and throat ("ENT") and sleep medicine journals, and more than 385 peer-reviewed publications, supports the safety and efficacy of Inspire therapy. Inspire therapy received premarket approval ("PMA") from the FDA in 2014 and has been commercially available in certain European markets since 2011. Japan's Ministry of Health, Labour and Welfare ("MLHW") approved Inspire therapy to treat moderate to severe OSA in 2018. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level. Physicians have treated more than 125,000 patients with Inspire therapy across the United States ("U.S."), Europe, and Asia.
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
We believe that there continues to be both an urgent clinical need and a strong market opportunity for an alternative to CPAP that is effective and minimally invasive. Data shows that patients with CPAP intolerant OSA have a higher risk for mortality than patients with CPAP-tolerant OSA and higher healthcare utilization rates based on increased cardiovascular health risks. Two findings published in 2022 from Medicare and the French national healthcare insurance databases have demonstrated, in large national cohorts, risks of CPAP intolerance. Specifically, Medicare patients with CPAP intolerance had higher risks of new cardiovascular events than those who were adherent. Similarly, the French national reimbursement database showed that in over 176,000 patients, CPAP non-adherent patients had a higher risk for mortality and new onset of heart failure than those who were adherent. These findings show the urgency of treating CPAP-intolerant OSA to improve patient outcomes and potentially reduce healthcare utilization.
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
In addition to the STAR trial, we have established a global real-world patient registry ("ADHERE") to collect data on safety, effectiveness, weekly usage, overall compliance, and satisfaction from patients who have been implanted with an Inspire system for one year after implant. The target enrollment of 5,000 patients was achieved in 2024 and patient follow-up was completed in 2025 with final results pending analysis. For more details on ADHERE, please see the section titled "Clinical Results and Studies—ADHERE Patient Registry" below.
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe through a direct sales organization, and we sell our Inspire system in Japan and Singapore through distributors. As of December 31, 2025, we had 295 sales territories in the U.S. and 21 outside of the U.S. Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians, and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive demand through patient empowerment. This outreach helps to educate thousands of patients on our Inspire therapy.
Our U.S. customers are generally reimbursed for the cost of patient treatment by various third-party payors, such as commercial insurance providers and Medicare. We have secured positive coverage policies with many U.S. commercial payors, including all large national commercial insurers, encompassing over 300 million covered lives in the U.S. We are in active discussions with regional commercial insurers to establish additional positive coverage policies, as well as modify existing positive coverage policies to support reimbursement of Inspire therapy. In parallel, a subset of our market access team, which we refer to as our prior authorization team, is focused on assisting patients and physicians in obtaining prior authorization approvals from commercial payors on a case-by-case basis in advance of treatment with our Inspire therapy. In addition, all seven Medicare

Administrative Contractors ("MACs") provide coverage of Inspire therapy when certain medical necessity criteria are met. We also have a U.S. government contract for patients who are treated by the Veterans Health Administration.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
Our Competitive Strengths
We believe the continued growth of our company will be driven by the following competitive strengths:
•First to market with an innovative, closed-loop, minimally invasive solution. We have developed the first FDA-approved neurostimulation technology that provides a safe and effective treatment for patients with moderate to severe OSA who have been confirmed to fail or cannot tolerate PAP treatments, such as CPAP. We received a PMA from the FDA in 2014 for our Inspire therapy. Unlike CPAP, which is limited by low patient compliance primarily due to patient discomfort with the mask or device, our innovative, closed-loop, minimally invasive solution is designed to provide comfort and convenience, resulting in high compliance for patients with moderate to severe OSA. We believe we have a significant first mover advantage and momentum over current and future competitors, as physicians have treated more than 125,000 patients with Inspire therapy.
•Significant body of strong clinical data. We have developed a significant body of clinical data that demonstrates the safety and effectiveness, therapy adherence, and long-term sustained benefits of our Inspire therapy. The benefits of treatment with Inspire therapy have been consistent across seven sponsored and more than 100 independent clinical studies that evaluated several thousand patients and have been highlighted in more than 385 peer-reviewed publications. Data reported in these clinical studies also demonstrated a high level of overall patient satisfaction. We believe this favorable data provides us with a significant competitive advantage and will continue to support increased adoption of our Inspire therapy.
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
•Strong research and development capabilities and comprehensive intellectual property portfolio. Our commitment to driving innovation has allowed us to achieve continuous, significant improvements of our Inspire therapy. For example, in 2024, we received approval from the FDA for our Inspire V neurostimulator, which we began to market for sale in the U.S. in 2025. We have a comprehensive patent portfolio to protect our intellectual property and technology, with rights as of December 31, 2025 to 119 issued U.S. patents, 83 issued foreign patents, 73 pending U.S. patent applications, and 73 pending foreign patent applications that cover aspects of our Inspire system and future product concepts.
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
•Utilize our dedicated sales and marketing organization to facilitate further adoption of our Inspire therapy. We plan to continue to utilize our talented sales representatives in existing and new markets to help facilitate further adoption and broaden awareness of our Inspire therapy. Our success to date in developing new markets has been primarily due to our ability to identify new regions with high volume medical centers, educate ENT and sleep physicians, help generate steady patient demand, and provide sufficient support staff to our sales representatives. We believe investing in a scalable, efficient direct sales force and continuing the development of our marketing efforts will help us broaden adoption of our Inspire therapy and drive revenue growth.
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
•Invest in research and development to drive innovation and expand indications. Our foundational commitment to driving innovation and improving patient lives fuels our desire for continuous product development. We intend to invest in existing and next generation technologies to further improve our products and clinical outcomes, optimize patient acceptance and comfort, and broaden the patient population that can benefit from our Inspire therapy. Recent examples of our product innovation include the next generation of the Inspire system and our SleepSync™ programmer. We have a cloud-based patient management system called the SleepSync™ platform which allows physicians to monitor patient compliance and more efficiently coordinate patient care, and the Inspire Sleep app for patients' smartphones. Examples of our efforts to expand our label indications for the Inspire system include obtaining FDA approval in 2023 to offer Inspire therapy to certain pediatric patients with Down syndrome. Additionally in 2023, we received approval from the FDA on an expanded indication which includes an increase on the upper limit of the AHI to 100 events per hour from 65 and raises the body mass index ("BMI") warning in the labeling to 40 from 32.
•Further penetrate and expand into existing and new international markets. We plan to continue to establish and strengthen our presence internationally. Our goal is to further increase sales of our Inspire therapy in existing international markets in Europe, including Germany, France, and the Netherlands, and in the Asia Pacific region, including Japan, Singapore, Hong Kong, and Thailand. We also plan to expand our reach to markets in new regions, such as South Korea. We plan to strategically invest in new markets based on our assessment of market size and opportunity and prospects for compelling reimbursement coding and coverage.
Our Solution for OSA
Overview of Inspire Therapy
Our proprietary Inspire system is the first FDA-approved closed-loop neurostimulation technology that provides a safe and effective treatment for patients with moderate to severe OSA. Both our Inspire IV and Inspire V systems consists of a remote control and the following implantable components (except as otherwise noted):
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
To receive the Inspire system, patients undergo a short outpatient surgical procedure, typically lasting about 30 to 90 minutes, during which the neurostimulator and stimulation lead are implanted, and for the Inspire IV system, a pressure sending lead to monitor the breathing cycle. The Inspire V system incorporates the respiratory sensor inside the neurostimulator so a sensing lead is not required. The procedure is minimally invasive and performed with two small incisions. Patients typically recover quickly and are able to resume normal activities in just a few days. Initial activation of the system occurs 30 days after the implantation. After the initial activation, the patient is instructed to use the therapy each night by turning on their Inspire system before going to sleep using their remote control.
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
•Minimally invasive outpatient procedure. The Inspire system’s implantable components are placed during an approximately 30 to 90-minute outpatient procedure. The procedure is minimally invasive and performed with two small incisions. Patients typically recover quickly and are able to resume normal activities within a few days.
•Long-lasting solution. Our Inspire system uses a battery designed to last approximately 11 years without charging or maintenance.
Commercialization of Inspire Therapy
In the U.S., we obtained PMA for our Inspire system in 2014. Additionally, we received a certificate of conformity for commercialization of our Inspire system in the EU in 2010 which allowed us to affix the European Conformity ("CE") mark on our device. Japan's MLHW approved Inspire therapy in 2018 and Inspire therapy was approved in Singapore and Thailand in 2025.
To commercialize our Inspire system, we focus on physician and patient awareness and adoption of our Inspire therapy. To achieve this, our commercialization strategy primarily consists of our direct sales force engaging in sales efforts and promotional activities focused on ENT physicians and sleep centers and highlighting our compelling clinical data and value proposition. Our direct sales force utilizes strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system. We intend to continue to make significant investments in our direct-to-consumer marketing efforts in existing and new markets throughout the U.S. and Europe.

In Singapore, Hong Kong, and Thailand, our commercialization approach is through exclusive distribution partners, who are responsible for local sales and promotional activities focused on ENT physicians, sleep centers, and community awareness. We work closely with the distributors to ensure a globally consistent approach and effective employee and customer training are in place.
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
Implantation
The Inspire system is implanted under general anesthesia through two small incisions. One incision is under the lower jaw, where the stimulation lead is attached around a distal branch of the hypoglossal nerve that is responsible for forward movement of the tongue. A second incision in the upper right chest below the clavicle is used to implant the neurostimulator, which houses all the electronics and battery power for the device, and, for the Inspire IV system, a pressure sensing lead to monitor the breathing cycle. The Inspire V system incorporates the respiratory sensor inside the neurostimulator so a sensing lead is not required. The functionality of the Inspire system is tested in the operating room to verify proper placement of the lead or leads. The Inspire system is powered by an internal battery that is designed to last approximately 11 years without needing to be recharged. After this time, the neurostimulator is replaced during a simple outpatient procedure.
The implantation procedure is performed in an outpatient setting and surgery is completed in approximately 30 to 90 minutes. Patients may experience mild discomfort and swelling at the incision sites for a few days that is usually managed with over-the-counter pain medications. Patients can return home and resume a normal diet shortly after completion of the procedure and resume most daily activities within a few days. The only restriction on their activity is to avoid strenuous activities until the incisions have had time to heal.
Activation
Patients are allowed to heal for a month before the Inspire system is activated through a wireless connection to the device in the clinician’s office. The initial activation is performed by the clinician using the SleepSync™ programmer that is able to turn the system on as well as change various parameters such as the strength, timing, and duration of the stimulation pulse, the stimulating electrode configuration, and the sensitivity of respiration detection. With the exception of pulse strength, the factory default settings are used in the majority of patients. The pulse strength is initially adjusted to the lowest level required to move the tongue forward.
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
Clinical Results and Studies
A significant body of published clinical evidence, which includes seven sponsored and more than 100 independent clinical studies that evaluated several thousand patients, supports the safety and effectiveness of Inspire therapy. The results of the STAR trial, our phase III pivotal clinical trial that served as the basis for the FDA approval of our PMA application, were published in the New England Journal of Medicine, and the results of additional clinical studies have been published in more than 385 peer-reviewed publications.
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
Select Recent Clinical Results and Studies
Meta-analysis showed many patients with body mass index greater than 32 kg/m2 benefit from Inspire therapy
Dr. Coleton Evans and colleagues published a meta-analysis and systematic review of studies that reported on adult patients who received Inspire therapy for OSA, and that also included analysis on patients above and below BMI of 32 kg/m2 (a common cutoff for insurance approval). They identified seven studies encompassing 1,572 patients to include in their systematic review, of which four studies (1,017 patients) were included in the meta-analysis. The pooled odds ratio for treatment success for BMI ≥ 32 kg/m2 vs BMI < 32 kg/m2 was 0.87 (95% confidence interval 0.68 - 1.11). This suggests no statistically significant difference in surgical success between the BMI groups, and that many patients with BMI ≥ 32 kg/m2 achieved clinically meaningful objective and subjective improvements with Inspire therapy.

Inspire therapy has been shown to effectively treat supine and non-supine obstructive sleep apnea
Dr. Lidice Hernandez and colleagues published a retrospective observational study of 27 patients who had sufficient positional data which showed reductions in both supine and non-supine AHI. The authors concluded that their findings support the clinical utility of Inspire therapy in both positional dependent and non-positional dependent OSA.
Long term follow-up of Inspire therapy in adolescents with Down syndrome
Dr. Danielle Larrow and colleagues published long term follow up data for 33 patients with Down syndrome and OSA. These patients, implanted as adolescents, were part of the 42 patient cohort whose outcomes (published in 2022) supported Inspire’s expanded indications for teenagers with Down syndrome. Follow up time averaged four years with a standard deviation of 1.9 years, at which point 29/33 (88%) demonstrated a 50% reduction in AHI, with an average decrease of 60% across all 33 patients. These data show that adolescents with Down syndrome showed durable improvement in objective measures of their OSA.
Inspire has the potential to improve neurocognitive and psychosocial outcomes
Dr. Arman Saeedi and colleagues published Patient Reported Outcome Measurement Information System ("PROMIS") survey results from a cohort of 42 patients (all aged over 50 years) who had Inspire implanted to treat their OSA. PROMIS surveys are validated and psychometrically sound measures of life domains developed by the U.S. Department of Health and Human Services. This cohort showed a reduction from an average AHI of 31 to an average of 14 while using Inspire therapy for an average of seven hours per night. Their PROMIS scores showed significant post-treatment improvements in sleep impairment, cognitive function, depression, anxiety, anger, and loneliness.
Sales and Marketing
We have established a methodical approach to market development which centers on active engagement across three key stakeholders in the OSA treatment paradigm: patients, physicians, and sleep centers.
We sell our Inspire system through a direct sales force that primarily targets ENT physicians and sleep centers in the U.S., Europe, and Japan, and through distributors in Singapore, Hong Kong, and Thailand. The implant procedure for our Inspire therapy is typically performed by an ENT physician or in some cases by a neurosurgeon. We also focus on sleep centers because they diagnose and manage large volumes of patients with sleep apnea and are often an important referral base for ENT physicians. In addition, because OSA is sometimes diagnosed during other procedures, we have developed programs to help educate general practitioners and specialists in other fields, such as cardiovascular surgeons, electrophysiologists, and dentists, regarding our Inspire therapy.
We continue to make significant investments in our sales and marketing organization by increasing the number of sales support personnel. In 2025, we began optimizing our sales model through targeted territory consolidation and increased field clinical representatives ("FCRs"), consistent with our strategy of a ratio of 1:1 territory manager to FCR. This enables territory managers to focus on therapy awareness, surgeon recruiting and training, and driving the adoption of Inspire therapy, while FCRs provide technical and clinical expertise as well as educational and field support. As of December 31, 2025, we had 295 U.S. sales territories and 275 U.S. FCRs, as compared with 335 U.S. sales territories and 230 U.S. FCRs as of December 31, 2024. Outside of the U.S., we had 21 and 25 sales territories at December 31, 2025 and 2024, respectively.
We seek to recruit sales representatives with strong sales backgrounds, direct experience developing markets with new technologies, and core knowledge of medical device coding, reimbursement, and the prior authorization process. In certain Asian markets, we rely on our distribution partners for local sales and promotional activities.
Direct patient education remains a core growth strategy for us. Our marketing investments focus on efficiently reaching qualified patients across high‑impact channels and the InspireSleep.com website, where they can better understand OSA, learn about Inspire therapy as a proven option for OSA treatment, and get connected with trained providers in their area. Through our tested direct-to-patient messaging, we aim to bring advanced medical topics to an approachable level for patient consumers, We leverage more than a decade of real‑world outcomes and patient stories to demonstrate therapy effectiveness and benefits that can only be achieved by a therapy that has been shown to be used consistently by patients night after night, accelerating patient interest and activation. These efforts continue to support strong awareness, engagement, and conversion.
We continue to refine our communication to health care professionals to reinforce Inspire’s value proposition and support ongoing clinical adoption. The Inspire app remains an important tool for patient education and provider insight through its integration with SleepSync™. Going forward, we expect to further optimize our targeting, strengthen our brand platform across all audiences, and maintain a consistent level of marketing investment.
We operate a call center, known as the Inspire Advisor Care Program, which assists patients in connecting with a qualified healthcare provider based on their specific needs. The program also uses a digital scheduling capability that streamlines and simplifies patient access to care. We plan to continue enhancing and expanding this scheduling capability throughout 2026.
Commercial Activities Outside of the U.S.
Our general practice is to limit commercial investments in countries until such time as there is a determined reimbursement pathway. We have 21 sales territories in Europe and Japan, and we sell our products through distributors in Singapore, Hong Kong, and Thailand. We provide consistent training in geographies outside of the U.S. as is conducted in the U.S. and have established a support team in Europe and Japan for patient outreach and education, implant support, and device programming. In areas in which we use distributors, we assist our distribution partners with patient outreach and education initiatives, as well as with remote implant support and post-implant titration. We expect to continue to scale our commercial activities in Europe as we continue to develop country-wide reimbursement in additional markets. We are currently pursuing regulatory approval in Korea.
Third-Party Reimbursement
Our market access team is responsible for all of our reimbursement processes and initiatives. Our team of professionals are focused on all key aspects of reimbursement, which include prior authorization, coding, coverage, and payment.
Coding and Payment
In the U.S., we sell our products to hospitals and ASCs. These customers in turn bill various third-party payors, such as commercial payors and Medicare, for the cost required to treat each patient. These costs and the related reimbursements for aspects of the Inspire IV and Inspire V therapies can vary and are not the same across commercial payors and government payors. In addition, there are currently, and can be in the future, different codes, modifiers (where applicable), and processes (such as prior authorization) used for our Inspire therapy given the variety of payors. Our customers and providers also have many different models that may result in coding and reimbursement decisions having more or less impact on our revenues and results of operations (for example, fee-for-service and value-based care models).
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology (“CPT") codes, which are created and maintained by the American Medical Association. Physician reimbursement under Medicare is based on a defined fee schedule, the Medicare Physician Fee Schedule, through which payment amounts are determined by the relative values of the professional service rendered. Medicare provides reimbursement to our hospital and ASC customers under the outpatient prospective payment system and ASC prospective payment system, respectively, which provide bundled amounts generally intended to reimburse the hospital or ASC for device and facility costs related to procedures performed in the outpatient setting.
Reimbursement rates from commercial payors vary depending on the procedure performed, the commercial payor, contract terms, and other factors.

Commercial Payor and Government Program Coverage
A core pillar of our reimbursement strategy involves broadening our third-party payor coverage when possible. We continue to have active discussions with commercial payors to establish new and modify existing positive coverage policies by highlighting our compelling and robust clinical data, increased patient demand, and support from leading medical societies and key opinion leaders. We have been successful in helping our customers and patients pursue prior authorization approvals from most commercial payors for the Inspire device and procedure. Historically, commercial payors cover approximately 45% to 50% of Inspire implants in the U.S. Medicare Advantage, which is also managed by the private commercial health care plans, covers approximately 15% to 20% of Inspire implants. We estimate that the majority of patients who meet the FDA-approved indication for Inspire therapy are covered by commercial insurance companies and we have secured coverage policies with all major national commercial payors.
In terms of government program coverage, all seven MACs provide coverage of Inspire therapy when certain coverage criteria are met. Fee-for-service Medicare beneficiaries have historically accounted for approximately 25% to 30% of all Inspire system implantations in the U.S. In addition, we have a contract with the U.S. government that covers implantations of our Inspire system performed in Veterans Affairs and military hospitals, which account for approximately 5% to 10% of all Inspire system implantations historically in the U.S.
Prior Authorization Approval Process
A second pillar of our reimbursement strategy includes leveraging our prior authorization team to assist patients and physicians in obtaining appropriate prior authorization approvals from commercial payors in advance of treatment. We believe our prior authorization team is highly effective in working with patients and physicians to support prior authorizations for our Inspire system, including assisting with the appeals process in the event of a denial. Our customers have received thousands of prior authorization approvals from all of the largest commercial payors in the U.S. We believe we will continue to benefit from this efficient prior authorization process.
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
Our latest generation of the Inspire neurostimulator, Inspire V, was approved by the FDA in 2024, and our updated SleepSync™ programmer was approved by the FDA in 2023. Our Bluetooth®-enabled patient remote control was approved by the FDA in 2021. We have launched a cloud-based patient management system called the SleepSync™ platform, which allows physicians to monitor patient compliance and more efficiently coordinate patient care. In 2020, we launched the Inspire Sleep app for patients' smartphones. The app serves as an educational tool and, since 2022, interfaces with the patient remote and SleepSync™ platform, which allows physicians to monitor patient compliance and more efficiently coordinate patient care. We continue to enhance the functionality of this app as part of our overall digital platform development.
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
Our research and development team focuses on our products currently under development, including our clinical studies involving efforts to improve patient selection, expand indications, and simplify patient management, as well as feasibility studies in which we are evaluating new ways to deliver neuromodulation for OSA therapy and different design configurations to enhance product functionality for future generations of the Inspire system. One example is our PREDICTOR study, the objective of which is to determine whether certain patient and/or patient anatomical characteristics, such as pharyngeal width (inside of the mouth), are predictors of the absence of complete concentric collapse at the soft palate, which could help eliminate the need for DISE in some Inspire patients who are less likely to have complete concentric collapse. Enrollment of 600 patients in the study was completed in early 2024. The results of this study suggest that approximately 10% of patients with OSA have complete concentric collapse ("CCC"). In general, the patients with CCC were younger, had a higher BMI, a larger neck circumference, and a higher baseline AHI. Patients with CCC were also more likely to be male as compared to the non-CCC patients. A CART model, combining BMI and neck circumference, was the most accurate prediction of non-CCC, indicating that patients with a BMI of less than 28 or BMI of less than 32 with a neck circumference of less than 17.7 inches were unlikely to have CCC. We believe these results suggest that these patients may not need to undergo DISE screening for CCC.
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

While we are second-line to PAP therapies, there remains some competition with PAP therapies as sleep physicians often remain committed to prescribing PAP despite poor patient adherence to therapy. Our specific PAP-related competitors include ResMed Inc., Philips BV, Fisher & Paykel Healthcare Corporation Limited, and various regional and new-entrant manufacturers. Currently, we have only one direct neurostimulation competitor in the US for the treatment of OSA, Nyxoah SA and its subsidiary Nyxoah, Inc. ("Nyxoah"). Nyxoah provides an open-loop, bilateral stimulation system that does not include a respiratory sensor. Indications for this device differ partially from those for Inspire. In 2025, LivaNova PLC ("LivaNova") also submitted an application to the FDA to market a hypoglossal nerve stimulation device in the U.S. Additionally, we compete with various other second-line therapies to treat OSA, including invasive surgical treatment options such as uvulopalatopharyngoplasty ("UPPP"), maxillomandibular advancement ("MMA"), robotic tongue reduction surgery, and, to a lesser extent, oral appliances, which are primarily used in the treatment of mild to moderate OSA.
Oral appliances and some other surgical treatments are better known to ENT physicians, sleep centers and the other physicians on whom we rely for referrals, but we believe physician awareness of our Inspire therapy is increasing.
Outside of the U.S., in addition to the Inspire therapy, other second-line therapy alternatives that compete with CPAP and PAP include therapies marketed by Nyxoah and LivaNova. Nyxoah markets their open-loop bilateral hypoglossal nerve stimulation device, described above in certain countries, and LivaNova also markets an open-loop neurostimulation device outside the U.S.
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

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2025, we had rights to 119 issued U.S. patents, which will expire between 2029 and 2043 assuming all required fees are paid, 73 pending U.S. patent applications, 83 issued foreign patents, and 73 pending foreign patent applications. Our patents cover aspects of our current Inspire system and future product concepts. Some of the issued foreign patents and pending foreign patent applications preserve an opportunity to pursue patent rights in multiple countries.
We are currently a party to multiple adversarial proceedings with Nyxoah regarding our patent portfolio. For additional information, see Note 11, Commitments and Contingencies to the consolidated financial statements included elsewhere in this Form 10-K.
As of December 31, 2025, we had 178 pending and registered trademark filings worldwide, some of which may apply to multiple countries.
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
Our pending patent applications may not result in issued patents, and we cannot ensure that any current or subsequently issued patents will adequately protect our products or provide us with any competitive advantage. . See Part I, "Item 1A. Risk Factors — Risks Related to Intellectual Property Matters” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
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
Our products are shipped directly to our U.S. customers and to our distributors on a purchase order basis, primarily by a third-party vendor with facilities in California and North Carolina, although we do ship some products from our facility in Minnesota. Warehousing and shipping operations for our European customers are handled by a third-party vendor with a facility located in the Netherlands, and warehousing and shipping operations for our Japanese customers are handled by a third-party with a facility in Japan. Customers do not have the right to return a non-defective product, nor do we place product on consignment. Our sales representatives do not maintain trunk stock.
Government Regulation
As a global technology company, we are subject to significant government regulation, compliance requirements, fees and costs, both in the U.S. and abroad. These regulatory requirements subject our products and our business to numerous risks that are specifically discussed within Part I, Item 1A, “Risk Factors” within this Annual Report on Form 10-K.
Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in the European Economic Area ("EEA"), Japan, and in Thailand, South Korea and Australia (where our products are approved for sale but where we have not yet commercialized them). In the U.S., our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA") as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to help ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
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
We expect additional state, federal, and foreign healthcare reform measures to be adopted in the future, which may adversely affect our business. For additional information, see Part I, Item 1A, “Risk Factors - Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize our products and could harm our business, financial condition and results of operations.”
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification or PMA. Under the FDCA, medical devices are classified into one of three classes-Class I, Class II, or Class III-depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the FDA's Quality Management System Regulation ("QMSR"), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another legally marketed device that was cleared through the 510(k) process.
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
PMA Pathway
In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical studies. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. If the FDA accepts a submitted PMA application for substantive review, it has 180 days under the FDCA to complete its review, although in practice, the FDA’s review often takes significantly longer. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QMSR.
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

•QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;
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
Our manufacturing processes are required to comply with the applicable portions of the QMSR, which currently cover the methods and the facilities, controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a medical device master file and complaint files. As a manufacturer, our facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QMSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
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
Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive”), and Directive 90/385/EEC (“AIMDD”) which have been repealed and replaced by the EU Medical Devices Regulation. The validity of our certificates, initially granted under the AIMDD, has been extended by virtue of the amendment to the EU Medical Devices Regulation, specifically Regulation (EU) 2023/607 as regards the transitional provisions for certain medical devices. Surveillance of the initial AIMDD certificate has been transferred from our original notified body BSI, to our current notified body DEKRA. This makes it possible for us to sell off inventory that is CE marked and labeled under the AIMDD. The Inspire system is also now CE marked under the EU Medical Devices Regulation. Unlike the EU Medical Devices Directive and Active Implantable Medical Device Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law.
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
The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”) specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in EUDAMED will become applicable on May 28, 2026 (for the first four modules related to (i) economic operators, (ii) UDI/devices registrations, (iii) NB/Certificates, and (iv) market surveillance). Until the effective date, respectively until Eudamed is fully functional with regard to other modules, the corresponding provisions of the EU Medical Devices Directive and the AIMDD, respectively national provisions, continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
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
Brexit and the UK Regulatory Framework
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended)("UK Medical Devices Regulations") that sought to give effect to EU Medical Devices Directive and AIMDD whereas Northern Ireland broadly continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the United Kingdom's ("UK" withdrawal from the EU ("Brexit") transitional period on January 1, 2021, all medical devices are required to be registered with the MHRA before being placed on the Great Britain market. The MHRA only registers devices where the manufacturer or their UK responsible person has a registered place of business in the UK. Since January 1, 2022, manufacturers based outside the UK need to appoint a UK responsible person that has a registered place of business in the UK to register devices with the MHRA.
On June 16, 2025, an amendment to the UK Medical Devices Regulations came into force intended to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. This amendment aims to facilitate greater traceability of incidents and trends enabling the MHRA to act swiftly when needed to address safety issues and support the entire health system in better protecting patients. Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA”

certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until June 30, 2030. The MHRA has confirmed that it intends to launch a consultation regarding the indefinite recognition of such medical devices in Great Britain which is expected this year.
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
Under the terms of the Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices and devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a “UKNI” mark and a CE mark are applied, and the device may only be placed on the market in Northern Ireland and not the EU.
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
More generally, expansion in the government’s role in the U.S. healthcare industry has led to (and may in the future lead to) additional regulation and oversight that impacts us. A recent example is the Wasteful and Inappropriate Service Reduction Model (“WISeR”) by CMS which tests the use of enhanced technology such as AI and machine learning to assess coverage determinations for a select set of items and services, including implantation of electric nerve stimulators, that CMS has determined (1) may pose concerns related to patient safety if delivered inappropriately, (2) have existing publicly available coverage criteria, or (3) may involve prior reports of fraud, waste, and abuse. WISeR will run for six performance years from January 1, 2026 to December 31, 2031 in six states: New Jersey, Ohio, Oklahoma, Texas, Arizona and Washington. So far, the impact on our overall sales volumes from WISeR cannot be quantified, but it has caused some confusion among customers in the six states that are part of the program.
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
Employees
As of December 31, 2025, we had 1,333 employees, of which 1,243 are in the U.S., 83 are in Europe and 7 are in Japan. We increased the number of employees by 7% during 2025 to support the growth of our business. As of

December 31, 2025, 52% of our U.S. workforce identified as female, and 15% identified as a member of minority racial group.
None of our employees are currently subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
Code of Business Conduct and Ethics
Inspire is committed to conducting business in accordance with high ethical standards and applicable laws. We maintain, and all of our employees are expected to adhere to, our Code of Business Conduct and Ethics (the “Code of Conduct”), which serves as the foundation of our company’s culture. All employees and individual contractors are expected to certify annually that they understand and will comply with the expectations contained in the Code of Conduct. We maintain an anonymous hotline for employees to report concerns regarding violations of the Code of Conduct and a whistleblower policy addressing our policies and processes to protect the confidential anonymous reporting of concerns regarding accounting or auditing matters.
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
Inspire most recently completed a pay equity analysis in 2025. We expect to continue to review pay equity on a regular basis.
We believe strongly in providing employees with the opportunity to participate as owners of the company. Many of our full-time employees are eligible to receive stock awards, which may include stock options, restricted stock units, or performance stock units. All U.S. employees are also eligible to elect to participate in our employee stock purchase program.
Our standard employee benefits package is available to all full-time employees (except for variations required by state or country-specific laws). Standard U.S. employee benefits available to all full-time employees include medical, dental, and vision insurance, identity protection, disability insurance, life and AD&D insurance, 401(k) employer match, and paid holidays. Additionally, we recognize that Inspire employees have diverse needs for time off from work and maintain a flexible time off (“FTO”) policy, which provides all full-time employees the opportunity to take time off as needed without the need to accrue a specific amount of paid time off each year. Our FTO policy allows employees to take time off for any reason, including vacation, personal time, volunteering, school commitments, and religious holidays not observed by our paid holiday calendar.
Talent Acquisition
To facilitate our continued evolution and growth, it is imperative that we hire exceptional talent and invest in the growth and development of our existing employees. We develop and set an annual hiring plan to understand and plan for the organization’s talent recruitment and pipeline needs.
Inspire’s growth has required several strategies to attract talent and meet our growth plans, including a strong internal referral network. In addition to sourcing candidates, we also work with search partners as needed. We encourage internal job movement opportunities for employees to support development.
We follow a defined and consistent interview process for open positions, whether internal or external. In order to support our talent attraction efforts, we partner externally with organizations, universities, and colleges to assist with identifying talented pipelines. Internally we continue to build and train hiring managers on a structured interview process to assess talent.

Talent Management
We seek to foster a culture where learning is continuous and curiosity and innovation are encouraged. We believe in our people and their ability to accept new responsibilities and challenges, and to grow with us to contribute to our success. Growth is fostered through professional development and learning programs, as well as practical experience leading projects or teams.
New employees joining Inspire are provided with a comprehensive learning path consisting of two key components. First, they gain an understanding of our organization, including our products, the customers and patients we serve, and the regulatory requirements to which we are accountable. Next, training is conducted at the department level to build job role proficiency, and peer mentors may be assigned to help with acceleration of learning and onboarding.
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
On an annual basis, our leadership team participates in a talent review and succession planning exercise to identify organizational needs, individual development opportunities, and potential future leaders. This enables us to identify the resources and skill sets needed to meet our growth objectives while encouraging meaningful career and development conversations between leaders and direct reports. We also review pay twice per year for all employees and address any identified gaps.
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
Charitable Giving
As a medical technology company, we are committed to enhancing the lives of patients through innovation. In 2023, we launched InspireGives, Inspire’s community outreach program aimed at serving the communities in which we live and operate through financial donations and volunteerism. Our contributions seek to provide crucial assistance to charitable organizations striving to treat critical illnesses, combat poverty and homelessness, ease hardship for people affected by disasters, eliminate barriers to equal opportunity, promote healthy sleep, and support underserved communities to address inequities in health outcomes.
Our employees are passionate about improving the lives of others, so we provide channels for our team members to identify opportunities to engage with charitable organizations and events in our communities. In 2025, we contributed nearly $175,000 to local and national charitable organizations including health care charities and charitable organizations addressing other related causes.
Sustainability
As our business continues to grow and develop, we recognize the importance of making responsible business decisions for the benefit of our stakeholders, including our stockholders, customers, employees, partners, the communities in which we work and live, as well as the planet. To that end, we have implemented a corporate sustainability program and set sustainability objectives. We published our fourth Sustainability Report in 2025, which is available on our website, and expect to continue reporting on our progress to our various stakeholders annually.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, amendments to such documents and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We also make these filings available, free of charge, under the Investor Relations section of our website at www.inspiresleep.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Sustainability Report, and the charters for the committees of our Board of Directors are also available free of charge at https://investors.inspiresleep.com. Information on our website, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Sustainability Report, and committee charters, is not part of this or any other report we file with, or furnish to, the SEC.

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
We began selling our Inspire system in 2011 in certain European countries, in 2014 in the U.S., and in 2021 in certain Asia Pacific regions. Sales of our Inspire system accounted for primarily all of our revenue for the years ended December 31, 2025, 2024, and 2023. We expect that sales of our Inspire system will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and remain profitable will therefore depend upon the adoption by patients, physicians, and sleep centers, among others, of our Inspire therapy to treat moderate to severe OSA in patients who are unable to use or get consistent benefit from CPAP.
We cannot ensure that our Inspire therapy will achieve or maintain broad market acceptance among physicians and patients. As a single-product company, any failure of the Inspire system to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.
Our financial results and the market price of our common stock may fluctuate significantly and may not fully reflect the underlying performance of our business.
The market price of our common stock and our quarterly and annual results of operations have in the past and may in the future vary significantly and future period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. The market price of our common stock and our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Such factors may include, for example, seasonal variations in our sales or required postponements of elective surgical procedures effected during a health crisis, as was the case with COVID-19. We generally experience and may in the future experience higher sales in the U.S. during the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs. Alternatively, in the first quarter, many U.S. patients' insurance deductibles reset, requiring more out-of-pocket costs, which negatively impacts our sales during this period.
Other factors that may cause the market price of our common stock to be highly volatile and fluctuations in our quarterly and annual results include, but are not limited to:
•changes in coverage policies by third-party payors that affect the reimbursement of procedures using our products (as well as confusion about potential changes to reimbursement even where no formal change occurs and including any indirect impacts from any changes to provider and patient behavior);
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
•product liability claims or other litigation;
•changes in earnings estimates or recommendations by securities analysts;
•changes in government regulations;
•delays in receipt of anticipated purchase orders;
•positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
In recent years, the stock markets generally have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price (including pending litigation, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management's attention and resources from our business.
We may not be able to sustain profitability, we have historically incurred significant operating losses, and we may incur operating losses in the future.
The year ended December 31, 2024 was the first year we recorded net income. For the years ended December 31, 2025 and 2024, we recorded net income of $145.4 million and $53.5 million, respectively. Prior to this and since inception, we incurred net losses. For the year ended December 31, 2023, we recorded a net loss of $21.2 million. As of December 31, 2025, we had an accumulated deficit of $146.5 million. To date, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our credit facility, the initial public offering of our common stock that closed in May 2018, and the three follow-on offerings of our common stock that closed in December 2018, April 2020, and August 2022. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities.
Since 2011, our revenue has been derived, and we expect it to continue to be derived, primarily from sales of our Inspire system. Because of its recent commercial introduction, in particular in Thailand and other new markets, our Inspire system has limited product and brand recognition. In addition, demand for our Inspire system may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of our Inspire system, or from any products we may develop in the future, may not be sufficient to enable us to sustain profitability and generate positive cash flows.
We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, invest in research and development, and develop, enhance, and commercialize new products. As a result, even though we achieved profitability in recent years , we may not be able to sustain or increase profitability on an ongoing basis. If we do not sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition, results of operations, and cause the market price of our common stock to decline. In addition, failure of our Inspire system to significantly penetrate existing or new markets would negatively affect our business, financial condition, and results of operations.
If patients or physicians are not willing to change practices to adopt our Inspire therapy to treat moderate to severe OSA, our Inspire therapy may fail to gain increased market acceptance, and our business will be adversely affected.
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
•lack of availability of adequate or clear third-party payor coverage or reimbursement;
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
If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our Inspire system, or any future products we may seek to commercialize, our business, financial condition or results of operations may be adversely affected.
We currently derive all of our revenue from sales of our Inspire system and expect this to continue for the foreseeable future. The primary customers for our products are hospitals and ASCs. Our customers typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used and bill patients for any deductibles or co-payments. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers - whether resulting from payor decisions, changes in billing codes, or other factors could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition, and results of operations, and impair our ability to grow our business.
Several third-party payors do not currently cover our products and the related procedures because they have determined that our products and the related procedures are experimental or investigational. When our products and the related procedures are covered, they are reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial insurers, under Local Coverage Determinations for patients covered by Medicare, and under U.S. government contract for patients who are treated by the Veterans Health Administration. Despite prior authorization approvals, it is possible that certain customers who perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor’s coding, billing or coverage policies were not followed.
Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor. Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies will provide full or meaningful coverage for procedures in which our products are used. If we are not successful in reversing existing non-coverage policies, or if third-party payors that currently cover or reimburse our products and related procedures reverse or limit their coverage in the future, or if other third-party payors issue similar policies, this could have a material adverse effect on our business. Overall, new products and changes in the industry can drive changes to (or a lack of clarity for) reimbursement. Our own products have been billed under different codes and reimbursement approaches throughout our history. Most recently, since the rollout of Inspire V in 2025, there has been confusion and changes (from both government healthcare programs and other payors and parties involved in setting reimbursement and coding) around the appropriate reimbursement and coding for our products that has the potential to adversely impact our revenues, business, financial condition and results of operations. For additional information, see Part I. Item a. "Business - Third-Party Reimbursement - Coding and Payment" and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.”
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
Additionally, we compete with various other second-line therapies to treat OSA, including invasive surgical treatment options such as UPPP, MMA, robotic tongue reduction surgery, and, to a lesser extent, oral appliances, which are primarily used in the treatment of mild to moderate OSA. We currently compete in the U.S. and certain countries outside of the U.S. with Nyxoah, which markets an open-loop bilateral hypoglossal nerve stimulation device. We also compete outside the U.S. with LivaNova, which markets an open-loop neurostimulation device and recently announced completion of clinical trials of its device in the U.S. Pharmaceutical therapies to treat OSA are also emerging. Glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, has continued to gain popularity as a weight-loss drug. In December 2024, the FDA approved the GLP-1 drug Zepbound (tirzepatide) for the treatment of moderate to severe OSA in adults with obesity, and other GLP-1s are currently being clinically evaluated as a potential treatment for OSA. If GLP-1s are successful in treating OSA in an indication for which Inspire therapy is approved, demand for our Inspire system for patients with that indication could be reduced. Although we believe that there could be a benefit to our business as a result of GLP-1s reducing the BMI of our prospective patients and increasing the number of eligible patients for our Inspire therapy, there can be no assurance of such benefit.
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
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims may include but are not limited to personal injury and class action lawsuits, data privacy, intellectual property claims and regulatory investigations relating to the advertising and promotional claims about our products and services and employee claims against us based on, among other things, discrimination, harassment or wrongful termination. Any one of these claims may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
Additionally, securities class action litigations are often brought against companies following periods of volatility in the overall market and in the market price of a company’s securities. We have experienced these in the past, have such cases pending now and may have such cases in the future. On November 6, 2025, the City of Pontiac Reestablished General Employees’ Retirement System, on behalf of itself and other similarly situated investors, filed a putative securities class action in the United States District Court for the District of Minnesota against the Company and certain of its executive officers, captioned City of Pontiac Reestablished General Employees’ Retirement System v. Inspire Medical Systems, Inc., et al., Case No. 0:25‑cv‑04247‑PJS‑ECW (D. Minn.) (the “City of Pontiac Lawsuit”). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b‑5 promulgated thereunder, based on purportedly materially false and misleading statements made between August 6, 2024, and August 4, 2025, regarding the launch of the Company’s Inspire V neurostimulator. The complaint further alleged that when subsequent disclosures were made concerning issues with the Inspire V launch and the Company announced its third‑quarter fiscal 2025 results, the Company’s stock price declined, purportedly causing investor losses. On December 23, 2025, the plaintiff filed a Notice of Voluntary Dismissal. On December 29, 2025, the case was administratively closed without prejudice.
On December 22, 2025, the Indiana Public Retirement System, on behalf of itself and other similarly situated investors, filed a putative securities class action in the United States District Court for the Southern District of New York against the Company and certain of its executive officers, captioned Indiana Public Retirement System v. Inspire Medical Systems, Inc., et al., Case No. 1:25‑cv‑10620 (S.D.N.Y.) (the “Indiana PRS Lawsuit”). The Indiana PRS Lawsuit arises from the same underlying subject matter as the City of Pontiac Lawsuit. It alleges the same violations of law and is based on the same or similar purportedly materially false and misleading statements made during the same class period, all of which relate to the launch of the Company’s Inspire V neurostimulator. The plaintiffs seek, among other relief, unquantified compensatory damages, together with attorneys’ fees and costs. On January 22, 2026, the Company and the individual defendants moved to transfer the case to the United States District Court for the District of Minnesota. That motion remains pending. The Company and the individual defendants intend to vigorously defend against the action. No accrual for loss has been accrued or recorded in the Company’s financial statements as of, or for the period ended, December 31, 2025 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On January 27, 2026, a stockholder derivative lawsuit was filed in the United States District Court for the Southern District of New York, purportedly on behalf of Inspire against certain of our present and former executive officers and against all current members of the Board of Directors and Inspire (as a nominal defendant), captioned Korte v. Herbert., et al., Case No. 1:26‑cv‑680 (S.D.N.Y.). The lawsuit arises out of the same subject matter as the Indiana PRS Lawsuit described above and alleges the following claims: (1) Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; (2) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (3) Section 20(a) of the Exchange Act; (4) a common-law claim for breach of fiduciary duty; (5) common-law aiding and abetting; (6) unjust enrichment; and (7) waste of corporate assets. The lawsuit seeks unspecified damages. The Company and the individual defendants intend to vigorously defend against the action.
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
In addition, we are currently a party to multiple adversarial proceedings with Nyxoah regarding our patent portfolio and the patents of third parties. For additional information, see Note 11, Commitments and Contingencies to the

consolidated financial statements included elsewhere in this Form 10-K. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and could result in very substantial costs, divert our management’s attention and resources and materially harm our business, operating results and financial condition.
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
•receive adequate and clear coverage and reimbursement for procedures performed with our products; and
•develop and maintain effective and dedicated sales and marketing team.
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
If we are unable to effectively size, manage and maintain our direct sales and marketing organization we may not be able to generate revenue growth.
We currently sell our Inspire system through a direct sales force that targets ENT physicians and sleep centers in the U.S., Europe, and Japan, and also utilize various direct-to-consumer marketing initiatives, including paid online search, radio, television, social media, and online videos. In certain Asia Pacific markets, we sell our products through distributors. As of December 31, 2025, our direct sales and marketing organization, including reimbursement personnel, consisted of 954 employees, having increased from 186 employees as of December 31, 2019. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our Inspire system, our revenue may be adversely affected.
In order to generate future revenue growth, we plan to continue to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. For example, we recently reorganized our sales organization. Additionally, our future success will depend largely on our ability to continue to hire, train, retain, and motivate skilled sales and reimbursement personnel with significant industry experience and technical knowledge of implantable devices and related products. Because the competition for their services is high, we cannot ensure that we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales and reimbursement personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our Inspire system, which could have an adverse effect on our business, financial condition, and results of operations.
To successfully market and sell our Inspire system in markets outside of the U.S., we must address many international business risks.
Sales in markets outside of the U.S. accounted for approximately 4.4%, 4.0%, and 3.0% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Our strategy is to increase our international presence in Europe, including Germany and the Netherlands, as well as other international markets, such as Japan, Singapore, Hong Kong, and Thailand. This strategy is subject to a number of risks, including:

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
•changing tariffs and trade barriers, including recent and proposed changes in tariffs imposed by the current U.S. presidential administration and any retaliatory tariffs by other countries;
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
•unforeseen cultural attitudes that result in fewer potential patients having interest in surgery or a medical device such as our Inspire therapy; and
•increased financial accounting and reporting burdens and complexities.
If one or more of these risks are realized, our business, financial condition, and results of operations could be adversely affected.
We primarily rely on our own direct sales force for our Inspire system, which may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.
We primarily rely on our own direct sales force, which as of December 31, 2025, covered 295 territories in the U.S. and 21 outside of the U.S., to market and sell our Inspire system. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force has in the past and may in the future subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our Inspire system, which could have a material adverse effect on our business, financial condition, and results of operations.

We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is cleared, approved, or certified for commercial sale by the FDA or foreign regulatory authorities or notified bodies and manufactured in facilities regulated by the FDA or an applicable foreign regulatory authority. Our Inspire system is designed to affect, and any future products will be designed to affect, important bodily functions and processes. Any side effects, design defects, manufacturing defects, misuse or abuse associated with our Inspire system could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our Inspire system causes, or is alleged to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our Inspire system, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Factors such as geopolitical events (including global events like the ongoing wars in Ukraine and Israel), inflationary pressures, public health crises, and U.S. election cycles have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including weakening demand for our Inspire system, and adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Further, the current U.S. presidential administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the current U.S. presidential administration has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
Failure of a key information technology system, process or site, cyberattacks, or other deficiencies in our cybersecurity could have an adverse effect on our business and operations.
We rely extensively on information technology systems to conduct our business and collect, store, process and transmit confidential and sensitive information, including personal information of (or relating to) customers, patients and our employees and contractors. These systems support, among other things, manufacturing and distribution, supply chain management, order processing, financial reporting, patients, regulatory and legal compliance and other critical business functions. Our information technology systems, operational technology environments, and those of our third-party service providers, vendors, contract manufacturers, strategic partners and other contractors or consultants are vulnerable to evolving cybersecurity threats. These threats include, but are not limited to, damage or interruption from computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, terrorism, telecommunication and electrical failures, hacking, cyberattacks, phishing and other social engineering attacks, denial of service attacks, insider threats, human error, fraud, unauthorized access, and attacks by sophisticated nation-state and nation-state-supported actors. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and information. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. We and our third-party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and employees who work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques, including artificial intelligence, that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Our third-party service providers and partners are also subject to these heightened risks. Because we depend on third-party software components, open-source code, cloud service providers and contract manufacturers to develop, produce and support our products, a cybersecurity incident or vulnerability could introduce security flaws into our products, disrupt manufacturing operations, delay shipments or compromise sensitive data. Overall, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches we may experience interruptions in our operations, which could have an adverse effect on our business and financial condition.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. We sell our products to hospitals and healthcare providers, and our devices and monitoring systems may interface with hospital networks and systems that we do not control. Healthcare institutions are frequent targets of cyberattacks, and such an event could impair device connectivity, disrupt patient monitoring, delay therapy delivery or otherwise negatively affect patient care, our customers and our overall reputation. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could lead to unauthorized access, disclosure and use of confidential information, including personal information from our ADHERE patient registry or other patient information we create, receive, maintain or transmit, including with respect to our Inspire Cloud, SleepSync™ platform, or the Inspire Sleep app, which may be governed by HIPAA and other laws. These mobile applications and cloud-based platforms may be vulnerable to exploitation, authentication failures, data manipulation or unauthorized access. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any such access, disclosure, or other loss of information could result in regulatory action or investigation, legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, which could materially and adversely affect our business, results of operations or financial condition.
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
Our cybersecurity and other insurance coverage involves exclusions and coverage limitations and may not be sufficient to cover the financial, legal, business or reputational losses that may result from a cybersecurity incident or an interruption or breach of our systems.
If our facilities are damaged or become inoperable, we may be unable to continue to research, develop, and supply our Inspire system and, as a result, there could be an adverse effect on our business until we are able to secure a new facility and rebuild our inventory.
We do not have redundant facilities. We perform substantially all of our research and development and back-office activity at two locations in Golden Valley, Minnesota. The majority of our finished goods inventory is maintained at third-party locations in California and North Carolina. Our facility, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fires and other events, including climate change-related severe weather or disasters, power outages, and public health crises, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
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
As we grow our international presence and global operations, we will have increasing obligations to comply with trade and economic sanctions and other restrictions imposed by the U.S., the EU, and other governments and organizations. During the year ended December 31, 2025, approximately 4.4% of our total sales were made in EU member states and certain Asia Pacific regions. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act ("FCPA") and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). In addition, the U.K. Bribery Act of 2010 (the "Bribery Act") prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
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
We bear the risk of warranty claims on our Inspire system, which can include defects arising from the design of our products and/or any third-party components. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.
We may need substantial additional funding beyond our existing cash resources and may be unable to raise capital when needed, which could force us to delay or reduce our commercialization efforts or product development programs.
Our estimates and assumptions that support the view that our existing cash, cash equivalents, short-term investments and revenue will be sufficient to meet our capital requirements and fund our operations for at least 12 months may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") and its research and development credit carryforwards to offset future taxable income. During 2025, we finalized a detailed analysis to determine whether an ownership change has occurred through December 31, 2024, and if a limitation exists. It was determined that December 11, 2018 was the only date that we experienced an ownership change. The study concluded that none of the federal net operating losses nor the federal R&D credits that were accumulated on December 11, 2018 will expire unused solely due to the limitations under Sections 382 and 383 of the Code. As of December 31, 2025, our gross federal NOL carryforward was fully utilized and our federal R&D credit carryover was $10.1 million. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of ownership within the definition of Section 382 of the Code, we may not be able to utilize a material portion of the remaining R&D credit carryforwards, even if we sustain profitability.
Fluctuations in our tax obligations and effective tax rate and realization of our net deferred tax assets may result in volatility of our operating results and materially impact our financial condition or financial results.
We are subject to taxes by the U.S. federal, state, and local tax authorities. We record income tax expense based on our estimates of future payments, which may include the recording of, or adjustments to, liabilities for uncertain tax positions, and changes in the valuation allowance related to our net deferred tax assets. In addition, at any one time multiple tax years may be subject to audit by various tax authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues and impact our results of operations. We expect that during fiscal year 2026 and beyond there could be ongoing variability in our effective tax rate as events occur and exposures are evaluated. The volatility of our future effective tax rate could be materially impacted by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•the tax impact of stock-based compensation awards;
•expected timing and amount of the release of any valuation allowance on our deferred tax assets; or
•changes in U.S. federal, state and local tax rates, tax laws, regulations, or interpretations thereof.
In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including, but not limited to, changes in the mix and level of earnings, deductible expenses and availability of NOLs in the different states in which we operate, fluctuations in the valuation allowance on our deferred tax assets, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted or amended, as applicable, in the future which could materially impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have a material effect on our financial condition or financial results.
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

The evolving focus on sustainability and environmental, social, and governance initiatives from regulators and stakeholders could increase our costs, expose us to new risks, harm our reputation and adversely impact our financial results.
There has been evolving public focus by investors, customers, activists, the media, politicians, governmental and nongovernmental organizations and other stakeholders on a variety of environmental, social, and governance (“ESG”) matters. We may experience pressure to make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to ESG. If we are not effective in addressing ESG matters relevant to business, including meeting stakeholder expectations regarding relevant ESG goals, practices, initiatives, commitments, performance and/or public disclosures, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our ESG goals, initiatives, and commitments and measure achievement of those goals, initiatives, and commitments which could have an adverse impact on our business and financial condition. Moreover, the evolving attention to corporate ESG initiatives could also result in reduced demand for products, reduced profits, and increased investigations and litigation. In addition, both advocates for and opponents of ESG matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their perspectives. There has similarly been an increase in activism, litigation and government enforcement in opposition to certain ESG or human capital management initiatives, such as alleging that corporate diversity, equity and inclusion programs may discriminate against certain groups. To the extent we are subject to such activism or enforcement, it may require us to incur costs or otherwise adversely impact our business.
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
This emphasis on ESG matters has resulted and may result in the adoption of new and varied laws and regulations, including reporting requirements. For example, the State of California adopted broad climate reporting laws that may require certain businesses to report on information including greenhouse gas emissions and climate-related financial risk, which are subject to legal challenges. To the extent the California rules are upheld, or we become subject to these or similar federal, state, or local rules, we could face increased costs.
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
Climate-related events, geopolitical and global events, and other events could harm our business.
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
In addition, the impacts of climate-related events on the global economy and our industry are rapidly evolving. Physical impacts of climate-related events (including but not limited to floods, droughts, more frequent and/or intense storms and wildfires), or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our operations, as well as the operations of our suppliers and customers. Our facilities and offices may be adversely impacted by natural disasters, including those intensified by climate change. Our locations, and those of our customers and suppliers, can be disrupted by droughts, extreme temperatures, fires, flooding and other climate change-related risks, as well as earthquakes, actions by utility providers, and other catastrophic events such as an actual or threatened public health emergency. If a catastrophic event occurs at or near any of our offices, or utility providers or public health officials take certain actions (e.g., shut off power to our facilities), our operations may be interrupted, which could adversely impact our business and results of operations. If a catastrophic event impacts a significant number of our suppliers or customers, or our customers' ability to perform DISE procedures, implant our Inspire system, or perform related procedures, our business and results of operations could be adversely impacted. For example, in the wake of hurricanes during September and October 2024, our customers experienced delays and shortages of certain products that were necessary to complete DISE procedures and the implant procedure for our Inspire system. These disruptions caused some customers to limit or postpone surgical procedures or elective procedures performed at their facilities, including DISE procedures and implantations of our Inspire system. Our customers have experienced similar disruptions as result of the wildfires in California. These disruptions have caused some customers to limit or postpone surgical procedures or elective procedures at their facilities, including DISE procedures and implantations of our Inspire system. Longer-term physical impacts may also result in changing consumer preferences, which may adversely impact demand for certain of our products. Transition impacts of climate-related events may subject us to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Failure to disclose accurate climate-related events information in a timely manner may also adversely affect our reputation, business, or financial performance.

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
Modifications to our products or manufacturing processes may require us to obtain new PMAs or approvals of a PMA supplement or certification, and if we market modified products without obtaining necessary approvals or certifications, we may be required to cease marketing or recall the modified products until required approvals are obtained.
Certain modifications to a PMA-approved device, or its manufacturing process, may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for the indications that are necessary or desirable for successful commercialization or could require clinical studies to support any modifications. Similar requirements may apply in foreign jurisdictions where we market our products. Any delay or failure in obtaining required approvals or certifications would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
Once devices are certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes or take more time than anticipated to review and assess applications resulting in regulatory delays. For example, we experienced this between 2021 and 2024 with regard to our application for certification of silicone-based leads under the relevant EU Medical Devices Regulation. See Part I., "Item 1A. Risk Factors — Risks Related to Government Regulation”.
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
The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s Quality Management System Regulation ("QSMR") which directly incorporates ISO 13485 by reference to cover procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSMR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.
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
We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA and foreign regulatory authorities. In the U.S., information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury must be reported to the FDA. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA and foreign regulatory authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device approval or certification, seizure of our products or delay in clearance, approval or certification of future products.
The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s and foreign regulatory bodies' authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious adverse health consequences or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.
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
We develop and offer certain software applications in connection with our business, including our SleepSync™ cloud-based patient management platform, which is designed to function as a medical device data system (“MDDS”). For its part, the FDA may regulate medical or health-related software, including clinical decision support software, machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the FDCA. However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions, and has issued several guidance documents that establish enforcement discretion policies and/or otherwise outline the FDA’s approach to the regulation of software as a medical device. For example, in September 2022 the FDA issued a guidance entitled: “Medical Device Data Systems, Medical Image Storage Devices, and Medical Image Communications Devices,” which among other things, announced the FDA’s intent not to enforce compliance with certain FDCA requirements with respect to medical device MDDS functions, including those requirements relating to registration and listing, premarket review, post-market reporting and compliance with the QMSR.
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
We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. For example, on February 2, 2026, the FDA's final rule implementing the FDA's QMSR became effective. The WMSR, which replaced the FDA's former Quality System Regulation, sets forth the FDA's requirements for medical devices, and among other things, incorporates by reference certain elements of the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QMSR, and although our quality management system is designed to comply with ISO 13485, the FDA has indicated that ISO:13485 certification alone will not ensure compliance under the QMSR, nor will ISO certification exempt manufacturers from FDA inspection. The QMSR also includes certain compliance obligations, such as those relating to unique device identification, product traceability, and maintenance of complaint and service records, that align more closely with the FDA’s existing medical device requirements than with ISO standards. Accordingly, it remains unclear the extent to which the QMSR may impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations.
Similarly, the EU landscape concerning medical devices recently evolved, and continues to undergo legislative changes. On May 25, 2017, the EU Medical Devices Regulation entered into force, which repeals and replaces the EU Medical Devices Directive and the AIMDD. See Part I, Item I, “Business – Government Regulation” for additional information on these reforms. These requirements are in active implementation and may change as the European Commission adopts additional implementing acts and considers targeted revisions to related medical device rules. In addition, on December 16, 2025, the European Commission published a targeted revision proposal of the MDR to address structural issues, certification delays, and burdens on small and medium-sized enterprises. The proposal will enter the ordinary legislative procedure and is not expected to be adopted before 2027. These modifications are likely to have an effect on the way we conduct our business in the EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
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
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, in Europe, we are subject to the requirements of the General Data Protection Regulation ("GDPR") (and national laws implementing the GDPR) because we are “established” in certain EU countries and we are processing personal data of individuals located in the EU and EEA in the context of these establishments, as well as offering of goods to, and/or monitoring the behavior of, individuals in the EU and EEA in connection with our clinical investigations and commercial technical support activities. The GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data subject to the GDPR. If we do not comply with our obligations under the GDPR, we could be exposed to significant fines the greater of EUR 20 million or 4% of total global annual turnover for certain breaches. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.

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
Our efforts to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations may be unsuccessful. Further, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any actual or perceived failure by us, our employees or contractors, our partners, our service providers, or the third parties with whom we work, to comply with privacy or security laws, policies, legal obligations or industry standards, or any security incident that results in the unauthorized release or transfer of personal information, may result in governmental enforcement actions and investigations including by EU regulators and U.S. federal and state regulatory authorities as well as fines and penalties, litigation, including by consumer advocacy groups, and/or adverse publicity and could cause our customers, their patients and other healthcare professionals to lose trust in us, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
Our business may be affected by the evolving regulatory framework for AI Technologies.
The regulatory framework for artificial intelligence (“AI”), machine learning, and automated decision-making technologies (collectively, “AI Technologies”) is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize our products and could harm our business, financial condition and results of operations.
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs, and there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for our product. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business, results of operations and financial condition.
In 2010, the Affordable Care Act (the "ACA") was enacted in the U.S., which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of importance to our business are the following:
•a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
•payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
•expanded the eligibility criteria for Medicaid programs.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted, such as the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, and the Medicare Access and CHIP Reauthorization Act of 2015, among others. The expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our Inspire system, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition and results of operations. A recent example is the WISeR Model initiated by CMS. See Part I, Item 1. “Business — Government Regulation.”
The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect sales of our Inspire system.
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
Our third-party manufacturers’ activities may involve the controlled storage, use and disposal of hazardous materials, including for example batteries. Our manufacturers are subject to federal, state, local, and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe the safety procedures of our manufacturers for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our manufacturers’ use of these materials and interrupt their business operations which could adversely affect our business. Environmental laws and regulations could change or become more stringent over time, imposing greater compliance costs, and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our business, financial condition, and results of operations.
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
•patients may be harmed in the course of the clinical study negatively impacting Inspire’s brand, reputation, and business;
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
Disruptions at the FDA, other government agencies or notified bodies caused by funding shortages, staffing limitations, or policy changes could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
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
Disruptions at the FDA and other agencies or notified bodies may also slow the time necessary for new medical devices and modifications to cleared or approved medical devices to be reviewed and/or cleared, approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown could prevent the timely review of our patent applications by the United States Patent and Trademark Office ("USPTO"), which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly fund our business. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect such agencies’ ability to conduct routine activities.
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
We own numerous issued patents and pending patent applications that relate to our system. As of December 31, 2025, we had rights to 119 issued U.S. patents, 83 issued foreign patents, 73 pending U.S. patent applications, and 73 pending foreign patent applications. Assuming all required fees are paid, issued U.S. patents owned by us will expire between 2029 and 2043.
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
Our commercial success may depend in part on allegations from third parties alleging that we are infringing their patents or violating their other proprietary rights. Significant litigation regarding patent rights occurs in our industry. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We may not always be aware of all patents and published applications, and patent applications in the U.S. and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Third parties may, in the future, assert claims that we are employing their proprietary technology without authorization, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. As we continue to commercialize our products in their current or updated forms, launch new products and enter new markets, competitors may claim that one or more of our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved, and the uncertainty of litigation may increase the risk of business resources and management’s attention being diverted to patent litigation. We have, and we may in the future, receive letters or other threats or claims from third parties inviting us to take licenses under, or alleging that we infringe, their patents.
Moreover, we may become party to future adversarial proceedings regarding our patent portfolio or the patents of third parties. Such proceedings could include supplemental examination or contested post-grant proceedings such as review, reexamination, inter partes review, interference or derivation proceedings before the USPTO and challenges in U.S. District Court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. The legal threshold for initiating litigation or contested proceedings may be low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. We may also occasionally use these proceedings to challenge the patent rights of others. We cannot be certain that any particular challenge will be successful in limiting or eliminating the challenged patent rights of the third party. In May 2025, we filed a lawsuit against Nyxoah in the United States District Court for the District of Delaware, alleging that Nyxoah's Genio product infringes on certain of our U.S. patents related to neurostimulation therapy for obstructive sleep apnea. We are seeking a judgment of patent infringement and relief for such infringement, including monetary damages such as lost profits. Nyxoah has denied infringement and has asserted counterclaims seeking declaratory judgments of invalidity and non‑infringement. Nyxoah subsequently filed a lawsuit in September 2025 against us in the United States District Court for the District of Delaware alleging that our Inspire IV and Inspire V implantable neurostimulators infringe certain of Nyxoah’s patents. Additionally, in December 2025, Nyxoah brought suit against us and our wholly-owned subsidiary, Inspire Medical Systems Europe GmbH in the Unified Patent Court, Munich Division, alleging that the Inspire IV implantable neurostimulator infringes a patent owned by Nyxoah. Also in December 2025, Nyxoah filed three (3) petitions with the United States Patent Trial and Appeal Board seeking inter partes review (IPR) of the three patents asserted by Inspire in the lawsuit.
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

•redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive or infeasible; and
•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all, or from third parties who may attempt to license rights that they do not have.
Any litigation or claim against us may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which a court may, in its discretion, enhance awarded damages up to three times in cases of willful infringement) and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. We could encounter delays in product introductions while we attempt to develop alternative methods or products. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products.
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
In addition to patent protection for our issued patents and pending patent applications related to our system, we also rely upon copyright and trade secret protection for our Inspire therapy, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we seek to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.
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
We employ individuals who previously worked with other companies, including our competitors or potential competitors. Although we seek to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property or personal information, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
We are subject to taxation in several countries, and changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition. As such, we are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws in one or more jurisdictions, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in the future and otherwise adversely affect our tax positions and/or our tax liabilities. We are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our tax liabilities. On July 4, 2025, the enactment of the One Big Beautiful Bill Act ("OBBBA") into law, marked a significant legislative development, resulting in substantial modifications to the U.S. tax code. The OBBBA influences multiple facets of taxation, including, but not limited to, bonus depreciation, the current-year expensing of research and development costs, and international tax regulations. The impacts to our future financial results from the OBBBA are uncertain. In addition, the current U.S. presidential administration has indicated that the United States may impose retaliatory measures with respect to jurisdictions that have, or are likely to, put in place tax rules that are extraterritorial or disproportionately affect U.S. companies. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict what other changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us or our consumers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flow. There can be no assurance that our effective tax rates, tax payments or tax credits will not be adversely affected by changes in tax laws in various jurisdictions.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We recognize the need to maintain the security and confidentiality of personal information, protected health information, and other confidential data that we collect and use in connection with our business, and the importance of assessing, identifying, and managing various cybersecurity risks that may impact our business. As such, we have implemented an information security program, which includes cybersecurity risk management measures intended to protect, detect, and respond to malicious cyber activities and other security incidents that could adversely affect the confidentiality, integrity, or availability of our, or our customers’ information or information systems.

Our information security program is designed based on the National Institute of Standards and Technology (“NIST”) Cybersecurity v2.0 framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST framework as a guide in designing and implementing our information security program.
As part of our enterprise risk management process, we assess the various cybersecurity risks that may impact our business and implement plans and initiatives that are intended to mitigate those risks.
Key elements of our information security program include but are not limited to the following: (i) risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information; (ii) an information security team principally responsible for managing our (1) information security risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents; (iii) risk assessments and security tests, conducted internally and by external security and risk audit providers with subject matter expertise, as appropriate; (iv) cybersecurity awareness training of our employees; (v) a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and (vi) third-party risk assessment procedures to review key third-party vendors based on our assessment of their criticality to our operations and respective risk profile and applications for information security.
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
Holders
As of February 5, 2026, there were approximately 12 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Issuer Purchases of Equity Securities
Below is a summary of stock repurchases for the three months ended December 31, 2025. See Note 5 to our Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (in thousands)
October 1, 2025 - October 31, 2025	—	$—	—	$150,000
November 1, 2025 - November 30, 2025	176,428	$87.70	176,428	$134,526
December 1, 2025 - December 31, 2025	347,374	$99.39	347,374	$100,000

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
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment Select Industry Index and (ii) the NYSE Composite from December 31, 2020 through December 31, 2025. The graph assumes an investment of $100 in our common stock at market close on December 31, 2020 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		December 31,
Stock or Index	Ticker	2020	2021	2022	2023	2024	2025
Inspire	INSP	$100.00	$122.31	$133.91	$108.16	$98.56	$49.04
NYSE Composite	NYA	100.00	118.17	104.54	116.03	131.48	151.49
S&P Healthcare Equipment Select	SPSIHE	100.00	103.32	79.00	74.29	78.05	77.53

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
Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the only FDA, European Union ("EU") Medical Devices Regulation ("MDR"), and Japan Pharmaceuticals and Medical Devices Agency-approved neurostimulation technology of its kind that provides a safe and effective treatment for patients with moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level.
We sell our Inspire system to hospitals and ambulatory surgery centers ("ASCs") in the U.S. and in select countries in Europe and Japan through a direct sales organization and we sell our Inspire system in Singapore, Hong Kong, and Thailand through distributors. Our direct sales force engages in sales efforts and promotional activities primarily focused on ENT physicians and sleep centers. In addition, we highlight our compelling clinical data and value proposition to increase awareness and adoption amongst referring physicians. We build upon this top-down approach with strong direct-to-consumer marketing initiatives to create awareness of the benefits of our Inspire system and drive interest through patient empowerment. We believe this outreach helps to educate thousands of patients on our Inspire therapy.
Although our sales and marketing efforts are directed at patients and physicians because they are the primary users of our technology, we consider the hospitals and ASCs where the procedure is performed to be our customers, as they are the purchasing agents of our Inspire system. Our customers are reimbursed according to the coding and correlated payment by various third-party payors, such as commercial payors and government healthcare programs. Our Inspire system is currently covered on a per-patient basis for patients insured by commercial payors, under Local Coverage Determinations for patients insured by Medicare and Medicare Advantage, and under U.S. government contract for patients who are treated by the Veterans Health Administration. As of February 13, 2026, we have secured positive coverage policies with many U.S. commercial payors, including all large national commercial insurers, covering more than 300 million lives in the U.S. In addition, all seven Medicare Administrative Contractors provide coverage of Inspire therapy when certain coverage criteria are met.
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology (“CPT") codes, which are created and maintained by the American Medical Association. Our various generations of Inspire therapy have been billed under different codes and reimbursement approaches throughout our history. For example, the procedures performed to implant our Inspire IV device are described for billing purposes using Category I CPT code 64582. And for 2025, the procedures performed to implant our Inspire V device were described for billing purposes using Category I CPT code 64568. There are also other relevant CPT codes for revisions, explants and DISE.
In November 2025, the final 2026 Medicare reimbursement payments were announced. There has been, and still is currently, confusion on the appropriate reimbursement and coding for our products from CMS and Medicare Administrative Contractors ("MACs"), as well as other payors and stakeholders in the overall reimbursement and coding process. Most recently, we received clarification regarding the coding that should be used for the Inspire V procedure. Currently, healthcare centers and physicians should bill the most recent healthcare policies, be it a Medicare Administrative Contractor (MACs) or a commercial payor, and based on this clarification, we believe the code will transition to CPT code 64582 for the Inspire V procedure, including the use of a -52 modifier. To date, our top commercial payers by volume have all adopted the guidance of 64568 for coding and reimbursement of Inspire V. Confusion will remain until there is definitive and public guidance from various stakeholders and we have sufficient claims data that has been submitted and processed across payers. The resulting coding and reimbursement decisions may impact our business, financial condition and results of operations, in particular our future revenues. We continue to work with the relevant stakeholders to get specific and accurate direction for Inspire V coding, including the -52 modifier that we would expect to reduce the professional fee for Inspire V procedures under CPT code 64582 by approximately 10% to 50% of the base rate. In any case, we believe that a significant decrease in the professional fee resulting from use of the –52 modifier will likely influence physicians’ willingness to perform the Inspire V procedure and may limit the number of cases they choose to undertake. Beyond our short-term initiatives intended to minimize the actual reduction applied to the professional fee, as well as to drive consistency across the country, we are seeking a long-term solution, including the creation of a separate CPT code. There can be no guarantee as to the timing or outcome of the CPT code to be applied.
Reimbursement in other countries can often be established through a combination of private (commercial insurance) and public funding sources, or at the hospital level through innovation budgets.
For the year ended December 31, 2025, 95.6% of our revenue was derived in the U.S. and 4.4% was derived outside of the U.S. No single customer accounted for more than 10% of our revenue.
We rely on third-party suppliers to manufacture our Inspire system and its components. Many of these suppliers are currently single source suppliers. Currently, all of our manufacturing is done in the U.S. and most components for our Inspire system are sourced in the U.S. We have experienced supply disruptions in the past.
We typically seek to maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. For example, during 2025, we recorded a charge of $2.1 million for excess component parts related to our Inspire IV system.
Since our inception in 2007, we have financed our operations primarily through sales of our Inspire system, private placements of our convertible preferred securities, amounts borrowed under our former credit facility, and equity offerings of our common stock. We have devoted significant resources to research and development activities related to our Inspire system, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. For the year ended December 31, 2025, we generated revenue of $912.0 million with a gross margin of 85.4% and net income of $145.4 million, compared to revenue of $802.8 million with a gross margin of 84.7% and net income of $53.5 million for the year ended December 31, 2024, and revenue of $624.8 million with a gross margin of 84.5% and a net loss of $21.2 million for the year ended December 31, 2023. Our accumulated deficit as of December 31, 2025 was $146.5 million.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our Inspire therapy. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of our Inspire therapy and to support regulatory submissions. We continue to make investments in research and development efforts to develop our future generations of Inspire systems and support our future regulatory submissions for expanded indications and for new markets such as additional European countries and the Asia Pacific region. For example, in August 2024, we received approval from the FDA for our Inspire V neurostimulator ("Inspire V,") which we began to market for sale in the U.S. in May 2025.
Since 2023, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, has continued to gain popularity as a weight-loss drug. In late 2024, tirzepatide (marketed as Zepbound), a GLP-1 injection which was FDA approved for weight loss in 2023, was also FDA approved for treatment of OSA in patients with obesity and moderate to severe OSA. If GLP-1s are used to treat OSA in an indication for which Inspire therapy is approved, demand for our Inspire system for patients with that indication could be reduced. OSA is a multifactorial disease with many independent factors including age, gender, weight, and neck circumference. Inspire is designed to address antero-posterior airway collapse, also known as tongue base collapse. In contrast, patients with a higher BMI are subject to a larger neck circumference and present predominantly with lateral-wall collapse.

A combination of tongue base collapse and lateral wall collapse is identified as a complete concentric collapse of the upper airway. Inspire is contraindicated for complete concentric collapse. In 2024, Eli Lilly and Company ("Lilly") published results from its SURMOUNT-OSA trial demonstrating a 50.7% reduction in Apnea-Hypopnea Index ("AHI") for patients in the therapy arm of the study using tirzepatide, and that 43% of participants treated with tirzepatide at the highest dose met criteria for disease resolution. In this context, "disease resolution" means achieving an AHI of fewer than 5 events per hour, or an AHI of 5 to 14 events per hour and an Epworth Sleepiness Scale ("ESS") score of ≤10. ESS is a standard questionnaire designed to assess excessive daytime sleepiness. Given a baseline AHI of 50.3, and based on these results, we believe that most patients enrolled in the study will continue to have residual moderate to severe OSA that will require treatment and fall within Inspire’s FDA-approved indication. While weight loss may help reduce a patient’s AHI and other OSA symptoms, numerous other studies have shown that weight loss alone will not resolve OSA for the vast majority of patients. We expect GLP-1s may help patients address their lateral wall collapse, making them a potential candidate for Inspire therapy to the extent they also have tongue base collapse. Based on our ongoing ADHERE patient registry, the average BMI of patients treated with Inspire therapy is 29. The American Academy of Sleep Medicine guidelines recommend weight loss prior to surgery for patients with BMI over 35 and nonsurgical solutions for patients with BMI over 40. In October 2025, we conducted a survey of over 200 sleep physicians to better understand their treatment paradigm for OSA since the introduction of GLP-1s. The survey findings suggest that some physicians will prescribe a GLP-1 to patients prior to considering Inspire therapy. The survey findings also suggest that, with the availability of GLP-1s to treat OSA, the number of patients seeking diagnosis and treatment for OSA is increasing. We believe that some of these patients will see a reduction in their BMI into our indication, and that some of those patients will not have their OSA fully resolved and will require further treatment. This reinforces our belief that the overall number of patients eligible for Inspire therapy will increase in the long-term due to the availability of GLP-1s, although there can be no assurance of such benefit at this time.
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
We expect R&D expenses to increase in the future as we invest in our product pipeline, including future versions of our Inspire system and SleepSync™ and continue to expand our clinical studies to further expand positive coverage policies from private commercial payors in the U.S. and enter into new markets including additional European countries and the Asia Pacific region. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.
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
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$911,981	$802,804	$109,177	13.6%
Cost of goods sold	133,225	122,986	10,239	8.3%
Gross profit	778,756	679,818	98,938	14.6%
Gross margin	85.4%	84.7%
Operating expenses:
Research and development	103,165	114,128	(10,963)	(9.6)%
Selling, general and administrative	624,637	529,607	95,030	17.9%
Total operating expenses	727,802	643,735	84,067	13.1%
Operating income	50,954	36,083	14,871	41.2%
Other income, net	(14,743)	(22,370)	7,627	(34.1)%
Income before income taxes	65,697	58,453	7,244	12.4%
Income taxes	(79,725)	4,944	(84,669)	(1712.6)%
Net income	$145,422	$53,509	$91,913	171.8%
Revenue
Revenue increased $109.2 million, or 13.6%, to $912.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was attributable to a $101.0 million increase in sales of our Inspire system in the U.S and an increase of $8.1 million outside of the U.S. Overall revenue growth was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints and some U.S. patients and physicians delaying Inspire therapy until Inspire V is available at their location or while they trial GLP-1 medications.
Revenue information by region is summarized as follows:

	Year Ended December 31,
	2025		2024		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$872,086	95.6%	$771,040	96.0%	$101,046	13.1%
All other countries	39,895	4.4%	31,764	4.0%	8,131	25.6%
Total revenue	$911,981	100.0%	$802,804	100.0%	$109,177	13.6%

Revenue generated in the U.S. was $872.1 million for the year ended December 31, 2025, an increase of $101.0 million, or 13.1%, over the year ended December 31, 2024. Revenue growth in the U.S. was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system, partially offset by ENT surgeon capacity constraints and some patients and physicians delaying Inspire therapy until Inspire V is available at their location or while they trial GLP-1 medications.
Revenue generated outside of the U.S. was $39.9 million in the year ended December 31, 2025, an increase of $8.1 million, or 25.6%, over the year ended December 31, 2024. Revenue growth outside the U.S. was primarily due to increased market penetration, and, we believe, increased physician and patient awareness of our Inspire system.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $10.2 million, or 8.3%, to $133.2 million for the year ended December 31, 2025 compared to $123.0 million for the year ended December 31, 2024. The increase was primarily due to product costs associated with the higher sales volume of our Inspire system, and to a lesser extent, the $2.1 million charge associated with excess components related to Inspire IV.
Gross margin was 85.4% for the year ended December 31, 2025 compared to 84.7% for the year ended December 31, 2024. This increase was primarily due to increased sales volume as well as increased sales mix of the Inspire V system, which is less expensive to manufacture and therefore has a higher gross margin than the Inspire IV system, partially offset by the excess inventory component charge discussed above.
Research and Development Expenses
Research and development expenses decreased $11.0 million, or 9.6%, to $103.2 million for the year ended December 31, 2025 compared to $114.1 million for the year ended December 31, 2024. This change was primarily due to a decrease of $12.6 million in ongoing research and development costs, primarily with respect to our next generation versions of the Inspire neurostimulator, our SleepSync™ programmer, and our SleepSync™ platform, and an increase in costs allocated to cost of good sold and inventory of $12.7 million, partially offset by an increase of $14.0 million in compensation and employee-related expenses, mainly as a result of increased headcount and stock-based compensation expense, and an increase of $0.3 million in regulatory submissions and clinical studies expenses and quality compliance fees.
Selling, General and Administrative Expenses
SG&A expenses increased $95.0 million, or 17.9%, to $624.6 million for the year ended December 31, 2025 compared to $529.6 million for the year ended December 31, 2024. The primary driver of this change was an increase of $51.1 million in compensation, including salaries, commissions, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount. In addition, marketing costs increased $33.0 million, mainly for advertising, and general corporate costs increased $7.0 million, primarily due to legal fees, depreciation expense, computer equipment and software expense, and consulting fees. Also contributing to the increase were travel expenses, which increased by $3.9 million.
Other Income, Net
Other income, net decreased by $7.6 million, or 34.1%, to $14.7 million of income for the year ended December 31, 2025 compared to $22.4 million of income for the year ended December 31, 2024. This change was primarily due to an decrease of $5.7 million in interest and dividend income due to lower cash, cash equivalents, and investment balances, an impairment charge of $4.0 million on one of our strategic investments, and an increase of $0.1 million in interest expense, partially offset by an increase of $2.2 million in foreign currency translation and remeasurement gains due to exchange rates.

Income Taxes
We recorded a total income tax benefit of $79.7 million for the year ended December 31, 2025 and $4.9 million of expense for the year ended December 31, 2024. The provision for income taxes for fiscal 2025 includes a deferred tax benefit of $88.8 million related to the release of the valuation allowance against our net deferred tax assets, partially offset by current income tax expense of $9.1 million, which reflects federal and state income tax liabilities that are not fully offset by NOLs and credits due to limitations on net operating loss carryforwards and credits under the Internal Revenue Code of 1986, as amended. We expect that we will record income tax expense in 2026 and beyond as we expect to continue to generate additional taxable income for the foreseeable future.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For a discussion of our results of operations for the year ended December 31, 2024, including a year-to-year comparison between 2024 and 2023, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity and Capital Resources
We believe our balance sheet and liquidity as of February 13, 2026 provides us with flexibility, and that our cash, cash equivalents, and investments will satisfy our operating needs and capital expenditures for at least the next 12 months.
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
As of December 31, 2025, we had cash, cash equivalents and available-for-sale debt securities of $404.6 million, a decrease of $111.9 million from $516.5 million as of December 31, 2024. Working capital totaled $487.6 million as of December 31, 2025, a decrease of $54.7 million from December 31, 2024. We define working capital as current assets less current liabilities. The decrease in working capital was primarily due to the following factors:
•a decrease of $137.3 million in cash and cash equivalents and short-term available for sale investments primarily due to $175.0 million of share repurchases made under our share repurchase programs, as well as inventory purchases and the payment of taxes on net share settlements of equity awards, partially offset by proceeds from sales of the Inspire system, proceeds from the exercise of stock options, interest and dividend income, and the increase in long-term available for sale investments;
•an increase of $9.7 million in accrued expenses which increased primarily due to compensation and personnel-related costs; and
•a decrease of $1.7 million in prepaid expense and other current assets which increased primarily due to increases in miscellaneous receivables and interest income receivable.
The decrease in working capital was offset by the following factors:
•an increase of $65.2 million in inventory balances, as we increased inventory levels to support higher sales and the launch of Inspire V;
•an increase of $26.6 million in accounts receivable due to higher sales which occurred late in the fourth quarter of 2025; and
•a decrease of $2.1 million in accounts payable.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. At December 31, 2025, we had $159.8 million in U.S. Treasury debt securities, $116.7 in corporate debt securities, $64.4 million in money market funds, and $23.3 million in commercial paper and asset-asset-backed securities. See Note 2 to our Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on our investments.
In 2025, our SG&A expenditures increased significantly over the prior year levels, and we anticipate further increases during 2026. Our SG&A expenditures, primarily for increasing headcount and advertising, may exceed any associated increases in revenues, and therefore would reduce our cash flow from operations. We also anticipate R&D expenses will increase during 2026, primarily related to the ongoing development of the SleepSync™ platform and next generation products.
We spent $38.5 million on purchases of property and equipment in 2025, mainly on manufacturing equipment and tooling for Inspire V, development of our SleepSync™ platform, and computer hardware and software. We anticipate further capital expenditures in 2026, primarily for additional manufacturing equipment and our SleepSync™ platform, computer hardware and software, and leasehold improvements on our corporate office buildings.
We believe that our existing cash and cash equivalents and available for sale investments, which totaled $404.6 million as of December 31, 2025, together with cash flows from operations, will provide sufficient liquidity to meet our cash needs and fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.
Beyond the next 12 months, our cash requirements will depend extensively on the extent of market acceptance of our Inspire system and the demand for our therapy. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry and expansion into new markets, whether we make strategic acquisitions, whether we repurchase more shares of our common stock, and competition. We cannot accurately predict our long-term cash requirements at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition. We may seek additional sources of liquidity and capital resources through equity or debt financings, such as additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.
Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of December 31, 2025.

	As of December 31, 2025
($ in thousands)	Total	Fiscal 2026	After Fiscal 2026
Recorded contractual obligations:
Operating leases(1)	$40,922	$3,196	$37,726
Unrecorded contractual obligations:
Purchase obligations(2)	90,513	90,513	—
Total	$131,435	$93,709	$37,726
(1) See Note 3 to our Consolidated Financial Statements included elsewhere in this Form 10-K.
(2) Primarily purchase obligations to suppliers for inventory.
As of December 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Repurchase Programs
See section titled “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this report for a discussion of our share repurchase program and related stock repurchases during the quarter ended December 31, 2025 as well as Note 5 to our Consolidated Financial Statements included elsewhere in this Form 10-K.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$116,976	$130,246
Investing activities	21,446	(113,122)
Financing activities	(183,449)	(52,393)
Effect of exchange rate on cash	(310)	(118)
Decrease in cash and cash equivalents	$(45,337)	$(35,387)

Operating Activities
Net cash provided by operating activities was $117.0 million for 2025 and consisted of net income of $145.4 million, non-cash charges of $58.9 million, and a decrease in net operating assets of $87.4 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of the accelerated recognition of stock-based compensation expense for employees who are retirement eligible in accordance with implementation of changes to the treatment of equity awards under the Inspire Medical Systems, Inc. 2018 Incentive Award Plan upon the holder's death, disability, or retirement, and granting more equity awards to a greater number of employees as compared to the same prior-year period. The remainder of the non-cash charges included the recognition of a deferred tax benefit, depreciation and amortization expense which increased with additional purchases of property and equipment, an impairment of a strategic investment, accretion of investment discount on our available-for-sale investments, a change in the provision for estimated credit losses, and other, net. Operating assets include inventories, which increased as we continue to build inventory levels to support higher sales and the launch of Inspire V, and accounts receivable, which increased primarily due to higher sales which occurred during September 2025. Operating assets also include prepaid expenses and other current assets which increased slightly. Operating liabilities include accounts payable, which increased generally due to the timing of vendor invoice payments, and accrued expenses, which increased slightly.
Net cash provided by operating activities was $130.2 million for 2024 and consisted of net income of $53.5 million, non-cash charges of $114.4 million, and a decrease in net operating assets of $37.7 million. The non-cash charges consisted primarily of stock-based compensation, which increased mainly as a result of granting more equity awards to a greater number of employees as compared to the same prior year period. The remainder of the non-cash charges included accretion of investment discount due to higher investment balances, depreciation and amortization expense which increased with additional purchases of property and equipment, the benefit for estimated credit losses related primarily to accounts receivable with two healthcare systems, and other non-cash expenses. Operating assets include inventories, which increased as supply chain constraints continued to ease and inventory on hand increased to support higher sales and the launch of Inspire V neurostimulator, and accounts receivable, which increased due to the higher sales volume we typically experience late in the fourth quarter. Operating assets also include prepaid expenses and other current assets, which increased primarily due to miscellaneous receivables and interest income receivable on our higher investment balances. Operating liabilities include accrued expenses which increased primarily due to compensation and personnel-related costs, and accounts payable.

Investing Activities
Net cash provided by investing activities for 2025 was $21.4 million and consisted primarily of proceeds from sales or maturities of investments of $310.4 million, partially offset by the purchase of investments of $240.3 million, the purchase of strategic investments of $10.1 million and purchases of property and equipment of $38.5 million, mainly on manufacturing equipment and tooling for Inspire V, development of our SleepSync™ platform, and computer hardware and software.
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
Financing Activities
Net cash used in financing activities was $183.4 million for 2025 and consisted primarily of share repurchases of $175.0 million under our share repurchase authorizations and the payment of $23.0 million of taxes paid on net share settlement of equity awards, partially offset by proceeds from the exercise of stock options of $9.6 million and proceeds from the issuance of common stock from our Employee Stock Purchase Plan ("ESPP") of $5.0 million.
Net cash used in financing activities was $52.4 million for 2024 and consisted primarily of a $75.0 million payment for our ASR agreement and $5.2 million of taxes paid on net share settlement of equity awards, partially offset by proceeds from the exercise of stock options of $22.2 million and proceeds from the issuance of common stock from our ESPP of $5.6 million.
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
The following areas require management estimates, assumptions, and judgments:
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first out basis. We estimate the recoverability of our inventory by reference to internal estimates of future demands, introduction of new products, and product life cycles, including expiration of inventory prior to sale. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results. Likewise, the timing of FDA approval of a next generation product, if granted, and the associated commercial launch, could have a significant impact on the carrying value of the inventory of our previous generation product, and therefore our reported operating results. The net inventory balance was $145.3 million and $80.1 million as of December 31, 2025 and 2024, respectively. The reserve for excess and obsolete inventory was $1.3 million and $1.0 million as of December 31, 2025 and 2024, respectively.

Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of performance stock units ("PSUs") which we grant to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the three-year fiscal year periods from the date of grant. Management expectations related to the achievement of the performance goals associated with PSU grants is assessed each reporting period, which determines the amount of stock-based compensation expense recorded during the period. The number of shares earned at the end of the three-year periods will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance goals are not met, no shares will be earned. If 200% of the PSUs outstanding as of December 31, 2025 are ultimately earned, the total stock-based compensation expense recognized over the next two-year period ending December 31, 2027 will be $92.9 million. If the performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the grant will be reversed which will impact our operating results.
Income Taxes
Prior to December 31, 2025, we maintained a full valuation allowance against all of our net deferred tax assets, and as a result we have historically not recorded an income tax benefit in the accompanying consolidated financial statements. This valuation allowance reflected our assessment of whether it is more likely than not that we would generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets, and we considered cumulative losses in recent years to be a significant type of negative evidence. As of December 31, 2025, we determined that it is more-likely-than-not that a majority of our federal and state deferred tax assets will be realized. As a result, we recorded a release of the valuation allowance associated with these deferred tax assets, which was due in part to achieving three years of cumulative taxable income and projected taxable income that is more than sufficient to realize our federal and state deferred tax assets, and we recorded a deferred income tax benefit in the amount of $88.8 million for the year ended December 31, 2025 (see Note 7 to our Consolidated Financial Statements included elsewhere in this Form 10-K). We utilize financial projections to support our net deferred tax assets, which contain significant assumptions and estimates of future operations. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our net deferred tax assets. Changes in our valuation allowance will result in a change to tax expense.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our Consolidated Financial Statements contained elsewhere in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents which are carried at quoted market prices and our short-term investments. We do not currently use or plan to use financial derivatives in our investment portfolio. A hypothetical 1% change in interest rates would have impacted interest and dividend income on our consolidated financial statements by approximately $3.8 million and $3.6 million for the years ended December 31, 2025 and 2024, respectively.
Credit Risk
As of December 31, 2025 and 2024, our cash, cash equivalents, and investments were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us, however our cash balances were in excess of insured limits. Market conditions can impact the financial stability of institutions where our cash is held and in the event of a failure, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. See Note 2 of our Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on our cash equivalents and available-for-sale marketable securities.
Our accounts receivable primarily relate to revenue from the sales of our Inspire system to hospitals and ASCs in the U.S. and Europe. We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms, and the broad diversification of our customer base. We generally do not require collateral, and losses on accounts receivable have historically not been significant. No single customer represented more than 10% of our accounts receivable as of December 31, 2025 or 2024.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inspire Medical Systems, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
At December 31, 2025, the Company’s net inventory balance was $145.3 million, which included reserves for excess and obsolete inventory of $1.3 million. As explained in Note 2 to the consolidated financial statements, the determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions.
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
Minneapolis, Minnesota
February 13, 2026

Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$104,813	$150,150
Investments, short-term	203,455	295,396
Accounts receivable, net of allowance for credit losses of $1,080 and $880, respectively	119,692	93,068
Inventories, net	145,293	80,118
Prepaid expenses and other current assets	10,399	12,074
Total current assets	583,652	630,806
Investments, long-term	96,330	70,995
Property and equipment, net	97,872	71,925
Operating lease right-of-use assets	23,532	23,314
Deferred tax assets	88,667	13
Other non-current assets	17,264	11,330
Total assets	$907,317	$808,383
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,565	$38,687
Accrued expenses	59,490	49,814
Total current liabilities	96,055	88,501
Operating lease liabilities, non-current portion	29,998	30,039
Other non-current liabilities	104	148
Total liabilities	126,157	118,688
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares authorized; 28,579,015 and 29,740,176 shares issued and outstanding at December 31, 2025 and 2024, respectively	29	30
Additional paid-in capital	927,159	981,043
Accumulated other comprehensive income	464	536
Accumulated deficit	(146,492)	(291,914)
Total stockholders' equity	781,160	689,695
Total liabilities and stockholders' equity	$907,317	$808,383
The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$911,981	$802,804	$624,799
Cost of goods sold	133,225	122,986	96,576
Gross profit	778,756	679,818	528,223
Operating expenses:
Research and development	103,165	114,128	116,536
Selling, general and administrative	624,637	529,607	451,958
Total operating expenses	727,802	643,735	568,494
Operating income (loss)	50,954	36,083	(40,271)
Other expense (income):
Interest and dividend income	(17,536)	(23,247)	(20,560)
Interest expense	137	22	—
Other expense, net	2,656	855	195
Total other income	(14,743)	(22,370)	(20,365)
Income (loss) before income taxes	65,697	58,453	(19,906)
Income tax (benefit) expense	(79,725)	4,944	1,247
Net income (loss)	145,422	53,509	(21,153)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(296)	(65)	140
Unrealized gain (loss) on investments	224	(199)	746
Total comprehensive income (loss)	$145,350	$53,245	$(20,267)
Net income (loss) per share:
Basic	$4.95	$1.80	$(0.72)
Diluted	$4.89	$1.75	$(0.72)
Weighted average shares outstanding:
Basic	29,368,892	29,763,395	29,302,154
Diluted	29,757,036	30,543,274	29,302,154

The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	29,008,368	$29	$820,335	$(86)	$(324,270)	$496,008
Stock options exercised	595,188	1	25,808	—	—	25,809
Vesting of restricted stock units	40,915	—	—	—	—	—
Shares held for tax withholdings	(113,062)	—	(17,158)	—	—	(17,158)
Issuance of common stock	1,575	—	353	—	—	353
Issuance of common stock for employee stock purchase plan	27,480	—	5,299	—	—	5,299
Stock-based compensation expense	—	—	82,470	—	—	82,470
Other comprehensive income	—	—	—	886	—	886
Net loss	—	—	—	—	(21,153)	(21,153)
Balance at December 31, 2023	29,560,464	30	917,107	800	(345,423)	572,514
Stock options exercised, net	376,730	—	21,897	—	—	21,897
Vesting of restricted stock units, net	57,824	—	(4,895)	—	—	(4,895)
Issuance of common stock	1,716	—	322	—	—	322
Issuance of common stock for employee stock purchase plan	48,599	—	5,605	—	—	5,605
Stock-based compensation expense	—	—	116,007	—	—	116,007
Accelerated share repurchase of common stock	(305,157)	—	(75,000)	—	—	(75,000)
Other comprehensive loss	—	—	—	(264)	—	(264)
Net income	—	—	—	—	53,509	53,509
Balance at December 31, 2024	29,740,176	30	981,043	536	(291,914)	689,695
Stock options exercised, net	140,479	—	9,393	—	—	9,393
Vesting of restricted stock units and performance stock units, net	266,525	—	(22,840)	—	—	(22,840)
Issuance of common stock	2,580	—	307	—	—	307
Issuance of common stock for employee stock purchase plan	52,015	—	5,019	—	—	5,019
Stock-based compensation expense	—	—	130,259	—	—	130,259
Accelerated share repurchase of common stock	(103,886)	—	—	—	—	—
Share repurchase of common stock	(1,518,874)	(1)	(176,022)	—	—	(176,023)
Other comprehensive income	—	—	—	(72)	—	(72)
Net income	—	—	—	—	145,422	145,422
Balance at December 31, 2025	28,579,015	$29	$927,159	$464	$(146,492)	$781,160
The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$145,422	$53,509	$(21,153)
Adjustments to reconcile net income (loss):
Depreciation and amortization	13,957	6,550	2,846
Accretion of investment discount	(2,889)	(8,859)	(2,469)
Stock-based compensation expense	130,259	116,007	82,470
Deferred income taxes (benefit)	(88,749)	—	—
Provision (benefit) for estimated credit losses	200	(768)	1,612
Impairment of strategic investment	4,046	—	—
Other non-cash expenses	2,111	1,517	2,128
Changes in operating assets and liabilities:
Accounts receivable	(26,233)	(2,602)	(30,218)
Inventories	(65,175)	(46,233)	(21,999)
Prepaid expenses and other current assets	1,651	(2,344)	(4,758)
Accounts payable	(3,747)	604	9,296
Accrued expenses and other liabilities	6,123	12,865	6,898
Net cash provided by operating activities	116,976	130,246	24,653
Investing activities
Purchases of property and equipment	(38,499)	(39,123)	(23,629)
Purchases of investments	(240,318)	(418,354)	(281,189)
Proceeds from sales or maturities of investments	310,381	344,605	10,246
Purchases of strategic investments	(10,118)	(250)	(250)
Net cash provided by (used in) investing activities	21,446	(113,122)	(294,822)
Financing activities
Proceeds from the exercise of stock options	9,595	22,167	25,809
Accelerated share repurchase of common stock	—	(75,000)	—
Share repurchase of common stock	(175,019)	—	—
Payment of taxes on net share settlement of equity awards	(23,044)	(5,165)	(17,158)
Proceeds from the issuance of common stock from employee stock purchase plan	5,019	5,605	5,299
Net cash (used in) provided by financing activities	(183,449)	(52,393)	13,950
Effect of exchange rate on cash	(310)	(118)	164
Decrease in cash and cash equivalents	(45,337)	(35,387)	(256,055)
Cash and cash equivalents at beginning of year	150,150	185,537	441,592
Cash and cash equivalents at end of year	$104,813	$150,150	$185,537
Supplemental cash flow information
Cash paid for interest	$137	$22	$—
Property and equipment included in accounts payable and accrued expenses	4,773	3,386	4,018
Excise taxes accrued but not paid	1,004	—	—
The accompanying notes are an integral part of these financial statements.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

1. Organization
Description of Business
Inspire Medical Systems, Inc. is a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea ("OSA"). Our proprietary Inspire system is the first United States ("U.S.") Food and Drug Administration ("FDA"), European Union ("EU"), Medical Devices Regulation, and Japan Pharmaceuticals and Medical Devices Agency-approved neurostimulation technology of its kind that provides a safe and effective treatment for patients with moderate to severe OSA. Inspire therapy received premarket approval from the FDA in 2014 and has been commercially available in certain European markets since 2011 and certain Asia Pacific markets since 2021.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the year ended December 31, 2025 are not necessarily indicative of the operating results for any future periods.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. We use significant judgment when making estimates related to the inventory reserves, stock-based awards, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Cash and Cash Equivalents
We consider all highly liquid securities, readily convertible to cash, that have original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value, and cash equivalents, which consist of money market funds, are stated at fair value.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Our subsidiaries have functional currency in Euro and Yen. The consolidated financial statements are translated to U.S. dollars. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the balance sheet date exchange rate. Sales and expenses denominated in foreign currencies are translated at transaction date exchange rates. Foreign currency transaction gains and losses and the impacts of foreign currency remeasurement are recognized in other expense, net in the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2025, 2024, and 2023, we recognized a total of $1.0 million of gains, $0.9 million of losses, and $0.2 million of losses, net, respectively. Any unrealized gains and losses due to translation

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

adjustments are included in accumulated other comprehensive income within stockholders' equity in the consolidated balance sheets. We had $0.1 million of unrecognized loss and $0.2 of unrecognized gain in our accumulated other comprehensive income balance as of December 31, 2025 and 2024, respectively.
Investments
Our investments are classified as available-for-sale and consisted of the following:

	December 31, 2025
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$22,103	$25	$—	$22,128
Corporate debt securities	57,694	134	—	57,828
U.S. Treasury debt securities	123,281	220	(2)	123,499
Short-term investments	$203,078	$379	$(2)	$203,455
Long-Term:
Corporate debt securities	$58,726	$128	$(9)	$58,845
Asset-backed securities	1,198	3	—	1,201
U.S. Treasury debt securities	36,094	190	—	36,284
Long-term investments	$96,018	$321	$(9)	$96,330

	December 31, 2024
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$19,806	$25	$—	$19,831
Corporate debt securities	47,226	80	(7)	47,299
Certificates of deposit	7,684	10	—	7,694
U.S. Treasury debt securities	220,283	346	(57)	220,572
Short-term investments	$294,999	$461	$(64)	$295,396
Long-Term:
Corporate debt securities	$23,915	$59	$(49)	$23,925
Asset-backed securities	287	—	—	287
U.S. Treasury debt securities	46,818	50	(85)	46,783
Long-term investments	$71,020	$109	$(134)	$70,995
The following table shows all available-for-sale investments in an unrealized loss position for which an allowance for credit losses has not been recorded and the related gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$13,231	$(9)	$—	$—	$13,231	$(9)
U.S. Treasury debt securities	26,474	(2)	—	—	26,474	(2)
Total	$39,705	$(11)	$—	$—	$39,705	$(11)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$11,728	$(56)	$—	$—	$11,728	$(56)
U.S. Treasury debt securities	69,402	(220)	—	—	69,402	(220)
Total	$81,130	$(276)	$—	$—	$81,130	$(276)
Investments are classified as available-for-sale and are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available. Any unrealized gains and losses due to interest rate fluctuations and other external factors are reported as a separate component of accumulated other comprehensive income within stockholders' equity. We had $0.6 million and $0.4 million of unrecognized gains in our accumulated other comprehensive income balance at December 31, 2025 and 2024, respectively. Any realized gains and losses are calculated on the specific identification method and reported net in other expense, net in the consolidated statements of operations and comprehensive income (loss). We recorded $0 of gross realized gains from the sale or maturity of available-for-sale investments during each of the years ended December 31, 2025, 2024, and 2023. We recorded $0 of gross realized losses from the sale or maturity of available-for-sale investments during each of the years ended December 31, 2025, 2024, and 2023.
As of December 31, 2025, we had no investments with a contractual maturity of greater than three years. Currently, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider those investments to be other-than-temporarily impaired as of December 31, 2025. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses, not to exceed the amount of the unrealized loss, are recorded as an allowance through other expense in the consolidated statements of operations and comprehensive income (loss). The total allowance for credit losses was $0 at both December 31, 2025 and 2024.
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
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of December 31, 2025 and 2024. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of
	December 31, 2025
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$64,378	$64,378	$—	$—
Total cash equivalents	64,378	64,378	—	—
Investments:
Commercial paper	22,128	—	22,128	—
Corporate debt securities	116,673	—	116,673	—
Asset-backed securities	1,201	—	1,201	—
U.S. Treasury debt securities	159,783	159,783	—	—
Total investments	299,785	159,783	140,002	—
Total cash equivalents and investments	$364,163	$224,161	$140,002	$—

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
There were no transfers between levels during the years ended December 31, 2025 and 2024.
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
Our investment policy limits investments to certain types of debt securities issued by the U.S. government and its agencies, corporations with investment-grade credit ratings, or commercial paper and money market funds issued by the highest quality financial and non-financial companies. We place restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the issuers of these securities to the extent recorded on the consolidated balance sheets. However, as of December 31, 2025 and 2024, we limited our credit risk associated with cash equivalents by placing investments with banks we believe are highly creditworthy.
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
Each reporting period, we estimate the credit loss related to accounts receivable based on a migration analysis of accounts grouped by individual receivables delinquency status and apply our historic loss rate adjusted for management's assumption of future market conditions. Any change in the allowance from new receivables acquired or changes due to credit deterioration on previously existing receivables is recorded in selling, general and administrative expenses. Write-offs of receivables considered uncollectible are deducted from the allowance. Specific accounts receivable are written off once a determination is made that the amount is uncollectible. The write-

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

off is recorded in the period in which the account receivable is deemed uncollectible. Recoveries are recognized when received and as a direct credit to earnings or as a reduction to the allowance for credit losses (which would indirectly reduce the loss by decreasing bad debt expense).
The following table presents the changes in the allowance for credit losses related to accounts receivable:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$880	$1,648	$36
Charges (credits) to the allowance, net	923	957	1,622
Write-offs charged against the allowance	(127)	(1,554)	(10)
Recoveries of amounts previously reserved	(596)	(171)	—
Balance at the end of the period	$1,080	$880	$1,648
The increase in accounts written off, net of recoveries during the year ended December 31, 2024 related primarily to accounts receivable with two healthcare systems.
Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis, and consisted of the following:

	December 31,
	2025	2024
Raw materials	$19,097	$22,430
Work in process	13,837	—
Finished goods	112,359	57,688
Total inventories, net of reserves	$145,293	$80,118
We expense prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized. In August 2024, we received approval from the FDA for our Inspire V neurostimulator, which we began to market for sale in the U.S. in 2025.
We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products, and current market conditions. The reserve for excess and obsolete inventory was $1.3 million and $1.0 million as of December 31, 2025 and 2024, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization and consisted of the following:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

	December 31,
	2025	2024
Internal-use software	$33,168	$16,553
Manufacturing equipment	46,910	29,117
Other equipment	7,296	4,981
Leasehold improvements	11,768	10,057
Construction in process	24,380	24,975
Property and equipment, cost	123,522	85,683
Less: accumulated depreciation and amortization	(25,650)	(13,758)
Property and equipment, net	$97,872	$71,925
Internal-use software costs are capitalized during the application development stage. Costs related to planning and post implementation activities are expensed as incurred. Capitalized internal-use software is amortized, and recognized as cost of goods sold or selling, general and administrative expenses, on a straight-line basis over the estimated useful life of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Construction in process is comprised primarily of manufacturing equipment. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Depreciation and amortization expense was $14.0 million, $6.6 million, and $2.8 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Strategic Investments
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $16.4 million and $10.6 million as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, we invested $10.1 million and $0 in minority interests of private companies, respectively. We recognized an impairment charge of $4.0 million during the year ended December 31, 2025 in other expense (income), net in the consolidated statements of operations and comprehensive income (loss) due to an observable price change of one of the equity securities that had an original carrying amount of $10.0 million. No impairment charge was recognized during the year ended December 31, 2024.
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment, operating lease right-of-use assets, and strategic investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, we determine the fair value of the asset and recognize an impairment loss to the extent the carrying amount of the asset exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. Our cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. We did not record any impairment charges on long-lived assets, other than strategic investments, during the years ended December 31, 2025, 2024, or 2023. We recorded impairment charges on strategic investments of $4.0 million, $0.0 million, and $0.4 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2025	2024
Payroll related	$46,470	$40,162
Income tax payable	2,452	1,612
Product warranty liability	587	933
Operating lease liabilities, current portion	2,157	1,754
Other accrued expenses	7,824	5,353
Total accrued expenses	$59,490	$49,814
The following table shows the changes in our estimated product warranty liability accrual, included in accrued liabilities:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$933	$1,100	$920
Provisions for warranty	85	593	912
Settlements of warranty claims	(431)	(760)	(732)
Balance at the end of the period	$587	$933	$1,100
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
Cost of Goods Sold
Cost of goods sold consists primarily of acquisition costs for the components of the Inspire system, overhead costs, scrap and inventory obsolescence, warranty replacement costs, costs of supporting our digital platforms, as well as distribution-related expenses such as logistics and shipping costs, net of shipping costs charged to customers. The overhead costs include the cost of material procurement, depreciation expense for manufacturing equipment, and operations and quality supervision and management personnel, including employee compensation, stock-based compensation, supplies, and travel.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $114.9 million, $94.9 million, and $100.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.

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
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. Prior to December 31, 2025, as we historically incurred operating losses, we recorded a full valuation allowance against our net deferred tax assets. As of December 31, 2025, we determined that it is more-likely-than-not that our federal and a majority of state deferred tax assets will be realized. As a result, we recorded a release of the valuation allowance associated with these deferred tax assets, which was due in part to achieving three years of cumulative taxable income and projected taxable income that is more than sufficient to realize our federal and a majority of state deferred tax assets. We record a federal, state, and foreign tax provision, which includes a foreign tax reserve relating to uncertain tax positions.
We use financial projections to support our net deferred tax assets, which contain significant assumptions and estimates of future operations. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. At the end of each period, we will reassess the ability to realize our deferred tax assets. If it is more likely than not that we would not realize the deferred tax assets, a valuation allowance may need to be established against all or a portion of the deferred tax assets, which will result in a charge to tax expense.
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
Purchase Commitments
We had purchase commitments to suppliers for purchases totaling $90.5 million as of December 31, 2025.
Recent Accounting Pronouncements
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

The following table presents the lease balances within the consolidated balance sheets:

	December 31,
	2025	2024
Right-of-use assets:
Operating lease right-of-use assets	$23,532	$23,314
Operating lease liabilities:
Accrued liabilities	2,157	1,754
Operating lease liabilities, non-current portion	29,998	30,039
Total operating lease liabilities	$32,155	$31,793
The cost components of our operating leases were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$3,430	$2,954	$2,166
Short-term lease cost	323	274	250
Variable lease cost	2,521	2,211	1,667
Total lease cost	$6,274	$5,439	$4,083
Variable lease costs consist primarily of taxes, insurance, and common area maintenance costs.
Maturities of our lease liability for our operating lease are as follows as of December 31, 2025:

2026	$3,196
2027	3,603
2028	4,152
2029	4,285
2030	4,422
Thereafter	21,264
Total undiscounted lease payments	40,922
Less: imputed interest	(8,767)
Present value of lease liability	$32,155
As of December 31, 2025, the remaining lease terms were 9.4 years and the weighted average discount rate was 4.9%. The operating cash outflows (inflows) from our operating leases were $3.3 million, $(3.3) million, and $2.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

4. Employee Retirement Plan
We sponsor a defined contribution employee retirement plan covering all of our full-time employees. The plan allows eligible employees to defer a portion of their eligible compensation up to the maximum allowed by IRS Regulations. We make voluntary matching contributions of 50% of the first 6% of each participating employee's contribution, up to 3% of eligible earnings. Our match contributions are made to funds designated by the participant, none of which are based on Inspire common stock, and totaled $5.6 million, $4.7 million, and $3.7 million for the years ended December 31, 2025, 2024, and 2023 respectively.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

5. Stockholders' Equity
Share Repurchase Programs
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
During 2025, we purchased an additional 442,649 shares for the remaining $75.0 million under Rule 10b5-1 under the 2024 share repurchase program. As of March 31, 2025, no amount remained available for future repurchases under the 2024 share repurchase program.
In August 2025, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding shares of common stock from time to time through open market transactions, privately negotiated transactions, tender offers, or other means (the “2025 share repurchase program”). We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. The 2025 share repurchase program will expire in August 2027, subject to the earlier termination or extension by the Board, in its sole discretion and without prior notice. During 2025, we purchased 1,076,225 shares for $100.0 million under Rule 10b5-1 under the 2025 share repurchase program. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the consolidated statements of equity. As of December 31, 2025, $100.0 million remained available for future repurchases under the 2025 share repurchase program.

6. Stock-Based Compensation
As of December 31, 2025, there were 4,598,570 shares reserved for issuance under the Inspire Medical Systems, Inc. 2018 Incentive Award Plan, of which 1,319,587 shares were available for issuance.
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

During the year ended December 31, 2025, we recorded accelerated stock-based compensation expense of $11.2 million for employees who are retirement eligible in accordance with the implementation of changes to the treatment of equity awards under the Inspire Medical Systems, Inc. 2018 Incentive Award Plan upon the holder's death, disability, or retirement.
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
The fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the year ended December 31, 2025.
Option Value and Assumptions

	Year Ended December 31,
	2024	2023
Weighted average fair value	$113.56	$149.70
Assumptions:
Expected term (years)	6.25	6.25
Expected volatility	58.6% - 61.0%	56.4% - 58.2%
Risk-free interest rate	3.67% - 4.71%	3.49% - 4.89%
Expected dividend yield	—%	—%
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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Stock Option Activity

	Options	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	2,660,734	$112.19	6.9	$372,068
Granted	441,394	$257.22
Exercised	(595,188)	$45.09		$105,952
Forfeited/expired	(59,799)	$214.61
Outstanding at December 31, 2023	2,447,141	$152.17	7.0	$160,691
Granted	247,048	$177.99
Exercised	(387,856)	$62.37		$49,221
Forfeited/expired	(146,184)	$195.27
Outstanding at December 31, 2024	2,160,149	$168.33	6.4	$89,052
Exercised	(163,445)	$70.31		$13,739
Forfeited/expired	(134,818)	$222.71
Outstanding at December 31, 2025	1,861,886	$173.07	5.4	$38,524
Exercisable at December 31, 2025	1,627,185	$166.07	5.1	$38,524
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of our common stock at the date of exercise and the exercise price for those options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The total grant date fair value of options vested during the year was $38.9 million, $56.7 million and $45.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2028 related to unvested stock options is $26.4 million which we expect to recognize over a weighted average period of 1.5 years.
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
A summary of RSUs and related information is as follows:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2022	124,680	$213.97	$31,404
Granted	128,661	$249.58
Vested	(40,915)	$214.06	$10,190
Forfeited	(11,356)	$236.30
Unvested at December 31, 2023	201,070	$235.47	$40,904
Granted	614,219	$188.73
Vested	(83,702)	$234.56	$16,261
Forfeited	(51,682)	$205.57
Unvested at December 31, 2024	679,905	$195.63	$126,041
Granted	744,258	$167.68
Vested	(258,987)	$200.59	$40,753
Forfeited	(102,985)	$186.89
Unvested at December 31, 2025	1,062,191	$175.68	$169,186
The aggregate intrinsic value of unvested RSUs was based on our closing stock price on the last trading day of the period. The aggregate intrinsic value of vested RSUs was based on our closing stock price on the date of vest. As of December 31, 2025, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2028 related to unvested RSUs is $123.5 million which we expect to recognize over a weighted average period of 1.9 years.
Performance Stock Units
We grant PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals for the respective three-year periods from the year of grant. The expense is recorded on a straight-line basis over the requisite service periods based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goals associated with PSU grants are assessed each reporting period. The number of shares earned at the end of each of the three-year periods will vary based on actual performance, from 0% to 200% of the number of PSUs granted. If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grant will be reversed. PSUs are subject to forfeiture in the event of termination other than a termination due to death, disability, or qualifying retirement occurring after the first 12 months of the applicable performance period. Upon such a termination due to death or disability, a prorated amount of the target number of PSUs will accelerate and become fully vested. Upon such a qualifying retirement, a prorated amount of the PSUs will be eligible to vest and settle based on the actual performance achievement in accordance with the original vesting and payment terms applicable to such PSUs.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

A summary of PSUs and related information is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2022	77,472	$227.53	$19,514
Granted	95,994	$264.59
Forfeited	(4,497)	$242.27
Unvested at December 31, 2023	168,969	$248.19	$34,373
Granted	184,905	$196.41
Forfeited	(30,572)	$224.44
Unvested at December 31, 2024	323,302	$220.82	$59,934
Granted	236,333	$199.70
Vested	(143,518)	$228.48	$26,759
Forfeited	(51,078)	$213.23
Unvested at December 31, 2025	365,039	$205.20	$58,143
The fair value of the PSUs is equal to the closing price of our common stock on the grant date. The aggregate intrinsic value of unvested PSUs was based on our closing stock price on the last trading day of the period. As of December 31, 2025, there was $26.2 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 85% of the lower of the closing market price per share of our common stock on the first or last trading day of a purchase period. We issued 52,015 shares under the ESPP during 2025 and there were 1,332,425 shares available for future issuance under the ESPP as of December 31, 2025.

7. Income Taxes
The components of our provision (benefit) for income taxes are as follows:

	December 31,
	2025	2024	2023
Current
Federal	$3,708	$—	$—
State	4,694	4,103	644
Foreign	624	854	603
Total current	9,026	4,957	1,247
Deferred
Federal	(71,200)	—	—
State	(17,532)	—	—
Foreign	(19)	(13)	—
Total deferred	(88,751)	(13)	—
Total provision for income taxes	$(79,725)	$4,944	$1,247

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

We adopted ASU No. 2023-09, Improvements to Income Tax Disclosures in fiscal year 2025 under the prospective method. Under this new standard, we disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold of 5% of the global pretax income.
The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows for the year ended December 31, 2025:

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory tax rate	$13,696	21.0%
State and local income taxes, net of federal income tax effect(1)	(10,198)	(15.6)
Foreign tax effects	223	0.3
Tax credits
Research and development ("R&D") tax credits	(5,066)	(7.8)
Effect of cross-border tax laws (net of foreign tax credits)
Foreign-derived intangible income deduction (FDII)	(776)	(1.2)
Change in valuation allowance	(88,137)	(135.1)
Nontaxable or nondeductible items
Stock-based compensation	7,409	11.4
Executive compensation	2,618	4.0
Other	506	0.8
Total provision for income taxes	$(79,725)	(122.2)%
(1) State taxes in Florida, Texas, California, Pennsylvania, Massachusetts, Kentucky, Michigan and South Carolina made up the majority (greater than 50%) of the tax effect in this category.
The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
State, net of federal benefit	6.5%	4.0%
Stock-based compensation	2.1%	33.6%
R&D tax credit	(7.8)%	20.6%
Other	2.2%	(4.6)%
Executive compensation	4.0%	(16.3)%
Change in valuation allowance	(18.9)%	(64.6)%
Total	9.1%	(6.3)%

Income taxes paid (refunds received) disaggregated by federal, state, foreign taxes are as follows for the year ended December 31, 2025:

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

Year Ended December 31,
2025
Federal	$3,609
State
California	535
Other states	3,808
Total state	4,343
Foreign	372
Total income taxes paid	$8,324

Significant components of net deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$3,972	$16,290
R&D tax credits	13,736	12,631
R&D expenditures, capitalized for tax	35,022	38,813
Accruals and other	5,915	4,623
Depreciation	—	177
Lease liability	7,872	7,830
Inventory	3,151	1,852
Stock-based compensation	35,871	31,097
Total deferred tax assets	105,539	113,313
Deferred tax liabilities:
Depreciation	(5,245)	—
Lease asset	(5,761)	(5,742)
Other comprehensive income	(169)	(91)
Total deferred tax liabilities	(11,175)	(5,833)
Net deferred tax assets	94,364	107,480
Valuation allowance	(5,697)	(107,467)
Total deferred income taxes	$88,667	$13
Deferred income taxes reflect the tax effects of net operating loss carryforwards, tax credit carryforwards, and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2025, we had utilized all of the gross federal net operating loss carryforwards from prior years. We had net operating loss carryforwards for state income tax purposes of $60.6 million, which will begin to expire in 2026. We also have gross R&D credit carryforwards of $14.7 million as of December 31, 2025 which will expire at various dates beginning in 2034.
Utilization of the R&D credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Code and similar state provisions. During the year ended December 31, 2025, we finalized an updated analysis to determine whether an ownership change had occurred

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

through December 31, 2024, and if a limitation exists. It was determined that December 11, 2018 was the only date that we experienced an ownership change. The study concluded that none of the $126.5 million of federal net operating losses nor the $1.7 million of federal R&D credits that were accumulated on December 11, 2018 will expire unused solely due to the limitations under Sections 382 and 383 of the Code.
Based on our analysis of all positive and negative evidence available for the year ended December 31, 2025, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that the majority of our U.S. federal and U.S. states net deferred tax assets will be realizable. Accordingly, we have recognized a non-recurring tax benefit of $88.8 million for the year ended December 31, 2025. As of December 31, 2025, $5.7 million of our valuation allowance remained against certain tax attributes. The valuation allowance decreased by $101.7 during the year ended December 31, 2025.
On July 4, 2025, the enactment of the One Big Beautiful Bill Act ("OBBBA") into law, marked a significant legislative development, resulting in substantial modifications to the U.S. tax code. The OBBBA influences multiple facets of taxation, including, but not limited to, bonus depreciation, the current-year expensing of research and development costs, and international tax regulations. The income taxes reported for the year ended December 31, 2025 incorporates all relevant tax provisions of this new law.
The changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
	2025	2024	2023
Balance beginning of the year	$146	$146	$146
Decrease related to the current year	(40)	—	—
Balance end of the year	$106	$146	$146
We file income tax returns in the applicable jurisdictions. The 2021 to 2024 tax years remain open to examination by the major taxing authorities to which we are subject. We do not expect a significant change to our unrecognized tax positions over the next 12 months.
Our policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in our consolidated statements of operations and comprehensive income (loss). There were no interest or penalties accrued as of December 31, 2025, 2024, or 2023.

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

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$911,981	$802,804	$624,799
Less: (a)
Cost of goods sold	133,225	122,986	96,576
Research and development expense	103,165	114,128	116,536
Selling, general and administrative expense (excluding advertising expense)	509,712	434,669	351,632
Advertising expense	114,925	94,938	100,326
Operating income (loss)	50,954	36,083	(40,271)
Other income (b)	(14,743)	(22,370)	(20,365)
Income taxes	(79,725)	4,944	1,247
Segment net income (loss)	145,422	53,509	(21,153)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$145,422	$53,509	$(21,153)
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker.
(b) Other income represents the consolidated amounts for interest and dividend income, interest expense, and other expense, net, as shown on our consolidated statements of operations and comprehensive income (loss).
For the years ended December 31, 2025, 2024, and 2023, depreciation and amortization expense was $14.0 million, $6.6 million, and $2.8 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and selling, general and administrative expense.
For the years ended December 31, 2025, 2024, and 2023, stock-based compensation expense was $130.3 million, $116.0 million and $82.5 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and selling, general and administrative expense.
Revenue by geographic region is as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$872,086	$771,040	$606,178
All other countries	39,895	31,764	18,621
Total revenue	$911,981	$802,804	$624,799
Long-lived tangible assets by geographic location were as follows:

	December 31,
	2025	2024
United States	$96,850	$71,008
All other countries	1,022	917
Total long-lived tangible assets	$97,872	$71,925

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
The components of net income (loss) per share are as follows:

	Year ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$145,422	$53,509	$(21,153)
Denominator:
Weighted average number of common shares outstanding — basic	29,368,892	29,763,395	29,302,154
Dilutive effect of stock options	317,986	594,726	—
Dilutive effect of restricted stock units	56,059	79,514	—
Dilutive effect of performance stock units	11,480	99,263	—
Dilutive effect of shares issuable under the ESPP	2,619	6,376	—
Weighted average number of common shares outstanding — diluted	29,757,036	30,543,274	29,302,154
Net income (loss) per share:
Basic	$4.95	$1.80	$(0.72)
Diluted	$4.89	$1.75	$(0.72)
The following common stock-based awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Stock options	1,415,769	1,514,718	2,447,141
Restricted stock units	525,088	29,320	201,070
Total	1,940,857	1,544,038	2,648,211

10. Related Party Transaction
In December 2023, we entered into an agreement with an entity controlled by our CEO (the "Entity"), pursuant to which we agreed to share the costs of a corporate suite at a sports and entertainment venue (the "Venue") (the “Suite”) (the “Cost Sharing Agreement”). In August 2023, the Entity entered into an agreement with the Venue, pursuant to which the Entity acquired certain rights to use the Suite for specified sporting and other events at the Venue through August 2026. Pursuant to this agreement, the Entity agreed to pay $0.2 million per year, with each year beginning September 1 and ending August 31, and the fee increasing by 5% for each succeeding year. Under the Cost Sharing Agreement, we will reimburse the Entity 50% of the cost of the Suite in exchange for the right to use the Suite for 50% of the specified events at the Venue through August 2026. We recognized expense of $0.3 million, $0.2 million, and $0.1 million for the use of the suite in SG&A expense in our consolidated statements of

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

operations and comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023, respectively.

11. Commitments and Contingencies
We may from time to time be involved in claims, governmental inquiries or investigations, litigation and other legal proceedings arising in the ordinary course of business, some of which may seek monetary damages, including claims for punitive damages, which may not be covered by insurance. Such matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We evaluate all matters and record liabilities for losses from legal proceedings when we determine that it is probable that the outcome will be unfavorable and the amount, or potential range, of loss can be reasonably estimated. An adverse determination in one or more of these pending matters could have an adverse effect on our consolidated financial position, results of operations or cash flows.
On November 6, 2025, the City of Pontiac Reestablished General Employees’ Retirement System, on behalf of itself and other similarly situated investors, filed a putative securities class action in the United States District Court for the District of Minnesota against the Company and certain of its executive officers, captioned City of Pontiac Reestablished General Employees’ Retirement System v. Inspire Medical Systems, Inc., et al., Case No. 0:25‑cv‑04247‑PJS‑ECW (D. Minn.) (the “City of Pontiac Lawsuit”). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b‑5 promulgated thereunder, based on purportedly materially false and misleading statements made between August 6, 2024, and August 4, 2025, regarding the launch of the Company’s Inspire V neurostimulator. The complaint further alleged that when subsequent disclosures were made concerning issues with the Inspire V launch and the Company announced its third‑quarter fiscal 2025 results, the Company’s stock price declined, purportedly causing investor losses. On December 23, 2025, the plaintiff filed a Notice of Voluntary Dismissal. On December 29, 2025, the case was administratively closed without prejudice.
On December 22, 2025, the Indiana Public Retirement System, on behalf of itself and other similarly situated investors, filed a putative securities class action in the United States District Court for the Southern District of New York against the Company and certain of its executive officers, captioned Indiana Public Retirement System v. Inspire Medical Systems, Inc., et al., Case No. 1:25‑cv‑10620 (S.D.N.Y.) (the “Indiana PRS Lawsuit”). The Indiana PRS Lawsuit arises from the same underlying subject matter as the City of Pontiac Lawsuit. It alleges the same violations of law and is based on the same or similar purportedly materially false and misleading statements made during the same class period, all of which relate to the launch of the Company’s Inspire V neurostimulator. The plaintiffs seek, among other relief, unquantified compensatory damages, together with attorneys’ fees and costs. On January 22, 2026, the Company and the individual defendants moved to transfer the case to the United States District Court for the District of Minnesota. That motion remains pending. The Company and the individual defendants intend to vigorously defend against the action. No accrual for loss has been accrued or recorded in the Company’s financial statements as of, or for the period ended, December 31, 2025 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On January 17, 2025, we received a civil investigative demand (“CID”) from the Department of Justice U.S. Attorney’s Office for the District of Minnesota pursuant to the False Claims Act in the course of the government’s investigation concerning allegations of false claims, including false claims arising from violations of the Anti-Kickback Statute, submitted to government payors in connection with our implant. The CID requests information relating to the marketing, promotion, and reimbursement practices associated with our products. We are cooperating with the investigation. No assurance can be given as to the timing or outcome of the government’s investigation. No amount of loss has been accrued or recorded in the Company’s financial statements as of, or for the period ended, December 31, 2025 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On May 30, 2025, Inspire filed a lawsuit against Nyxoah SA and its subsidiary Nyxoah, Inc. (collectively “Nyxoah”) in the United States District Court for the District of Delaware, alleging that Nyxoah's Genio product infringes on

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)

certain of Inspire's U.S. patents related to neurostimulation therapy for obstructive sleep apnea. Inspire seeks a judgment of patent infringement and relief for such infringement, including monetary damages such as lost profits. Nyxoah has denied infringement and has asserted counterclaims seeking declaratory judgments of invalidity and non‑infringement. On December 18, 2025, Nyxoah filed three (3) petitions with the United States Patent Trial and Appeal Board seeking inter partes review (IPR) of the three patents asserted by Inspire in the lawsuit. Because these matters are in their early stages, we cannot predict the outcome or estimate the range of potential loss.
On September 15, 2025, Nyxoah filed a lawsuit against us in the United States District Court for the District of Delaware alleging that the Inspire IV and Inspire V devices infringe certain of Nyxoah’s patents. The lawsuit is in its early stages. The Company intends to defend the claims in this lawsuit vigorously and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts. No amount of loss has been accrued or recorded in the Company’s financial statements as of and for the period ended December 31, 2025 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On December 5, 2025, Nyxoah brought suit against Inspire and its wholly-owned subsidiary, Inspire Medical Systems Europe GmbH in the Unified Patent Court, Munich Division, alleging that the Inspire IV implantable neurostimulator infringes a patent owned by Nyxoah. The lawsuit is in its early stages. The Company intends to defend the claims in this lawsuit vigorously and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts. No amount of loss has been accrued or recorded in the Company’s financial statements as of and for the period ended December 31, 2025 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On January 27, 2026, a stockholder derivative lawsuit was filed in the United States District Court for the Southern District of New York, purportedly on behalf of Inspire against certain of our present and former executive officers and against all current members of the Board of Directors and Inspire (as a nominal defendant), captioned Korte v. Herbert., et al., Case No. 1:26‑cv‑680 (S.D.N.Y.). The lawsuit arises out of the same subject matter as the Indiana PRS Lawsuit described above and alleges the following claims: (1) Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; (2) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (3) Section 20(a) of the Exchange Act; (4) a common-law claim for breach of fiduciary duty; (5) common-law aiding and abetting; (6) unjust enrichment; and (7) waste of corporate assets. The lawsuit seeks unspecified damages. The Company and the individual defendants intend to vigorously defend against the action.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Inspire Medical Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Inspire Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Inspire Medical Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
/s/Ernst & Young LLP
Minneapolis, Minnesota
February 13, 2026

Item 9B. Other Information.
(b) Adoption or Termination of Trading Arrangements by Directors and Executive Officers
There were no "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K, adopted, modified or terminated by the Company’s directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information as of December 31, 2025 regarding our common stock that may be issued under the Inspire Medical Systems, Inc. 2007 Incentive Award Plan, as amended (the "2007 Plan”), the Inspire Medical Systems, Inc. 2017 Incentive Award Plan, as amended (the “2017 Plan”), the Inspire Medical Systems, Inc. 2018 Incentive Award Plan (the “2018 Plan”) and the Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, and Performance Stock Units	Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units, and Performance Stock Units	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2007 Plan (1)	4,384	$1.15	—
2017 Plan (1)	5,749	$8.38	—
2018 Plan (2)	3,278,983	$98.26	1,319,587
2018 ESPP (3)	—	$—	1,332,425
Equity compensation plans not approved by stockholders	—	$—	—
Total	3,289,116	$97.97	2,652,012
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
Other
The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is Ernst & Young LLP, Minneapolis, MN, Auditor Firm ID: 42.
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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
(3)    Exhibits
The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018
3.2	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.2	5/7/2018
4.1	Form of Certificate of Common Stock	S-1	333-224176	4.1	4/23/2018
4.2	Fifth Amended and Restated Investor Rights Agreement, dated October 25, 2016, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.2	4/6/2018
4.3	Amendment No. 1 to Fifth Amended and Restated Investor Rights Agreement, dated April 20, 2018, among Inspire Medical Systems, Inc. and the Investors party thereto	S-1	333-224176	4.3	4/23/2018
4.6	Description of Capital Stock	10-K	001-38468	4.6	2/25/2020
10.1	Assignment and License Agreement, dated as of November 28, 2007, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.1	4/6/2018
10.2	First Amendment to Assignment and License Agreement, dated as of February 4, 2010, by and between Inspire Medical Systems, Inc. and Medtronic, Inc.	S-1	333-224176	10.2	4/6/2018
10.3†	2007 Stock Incentive Plan, as amended	S-1	333-224176	10.6	4/6/2018
10.4†	Form of Incentive Stock Option Agreement pursuant to 2007 Stock Incentive Plan	S-1	333-224176	10.7	4/6/2018
10.5†	2017 Stock Incentive Plan, as amended	S-1	333-224176	10.8	4/6/2018
10.6†	Form of Incentive Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.9	4/6/2018
10.7†	Form of Non-Statutory Stock Option Agreement pursuant to 2017 Stock Incentive Plan	S-1	333-224176	10.10	4/6/2018
10.8†	Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.11	4/23/2018
10.9†	Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	S-1	333-224176	10.12	4/23/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.10†	Amended Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after January 31, 2023	10-K	001-38468	10.10	2/10/2023
10.11†	Form of Restricted Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	10-K	001-38468	10.13	2/24/2021
10.12†	Form of Performance Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan	10-K	001-38468	10.14	2/15/2022
10.13†	Amended Form of Stock Option Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after December 9, 2024	10-Q	001-38468	10.2	5/5/2025
10.14†	Amended Form of Restricted Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after December 9, 2024	10-Q	001-38468	10.3	5/5/2025
10.15†	Amended Form of Performance Stock Unit Award Agreement under Inspire Medical Systems, Inc. 2018 Incentive Award Plan for awards granted on or after December 9, 2024	10-Q	001-38468	10.4	5/5/2025
10.16†	Inspire Medical Systems, Inc. 2018 Employee Stock Purchase Plan	S-1	333-224176	10.13	4/23/2018
10.17†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Timothy Herbert	S-1	333-224176	10.15	4/23/2018
10.18†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Randy Ban	S-1	333-224176	10.17	4/23/2018
10.19†	Amended and Restated Employment Agreement, by and between Inspire Medical Systems, Inc. and Richard Buchholz	S-1	333-224176	10.19	4/23/2018
10.20†	Employment Agreement between the Company and Bryan Phillips	10-K	001-38468	10.20	2/24/2021
10.21†	Employment Agreement between the Company and Carlton Weatherby	10-Q	001-38468	10.2	8/1/2023
10.22†	Employment Agreement between the Company and Jason Kelly	10-K	001-38468	10.19	2/10/2025
10.23†	Transition and Separation Agreement by and between Inspire Medical Systems, Inc. and Richard J. Buchholz	8-K	001-38468	10.1	8/26/2025
10.24†	Amendment to Transition and Separation Agreement by and between Inspire Medical Systems, Inc. and Richard Buchholz					*
10.25†	Employment Agreement between the Company and Matthew J. Osberg					*
10.26†	Inspire Medical Systems, Inc. Non-Employee Director Compensation Policy	10-Q	001-38468	10.1	5/5/2025
10.27†	Form of Indemnification Agreement between Inspire Medical Systems, Inc. and its directors and officers	S-1	333-224176	10.23	4/6/2018
19.1	Inspire Medical Systems, Inc. Insider Trading Policy	10-K	001-38468	19.1	2/10/2025
21.1	Subsidiaries of Inspire Medical Systems, Inc.					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Inspire Medical Systems, Inc. Recovery of Erroneously Awarded Compensation Policy	10-K	001-38468	97.1	2/9/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Inspire Medical Systems, Inc.
Date:	February 13, 2026	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert President, Chief Executive Officer, and Chairperson (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2026.

Signature	Title

/s/ TIMOTHY P. HERBERT	Chief Executive Officer (principal executive officer), President and Chair of the Board of Directors
Timothy P. Herbert

/s/ RICHARD BUCHHOLZ	Interim Chief Financial Officer (principal financial and accounting officer)
Richard Buchholz

/s/ GARY L. ELLIS	Lead Independent Director
Gary L. Ellis

/s/ SHELLEY G. BROADER	Director
Shelley G. Broader

/s/ CYNTHIA B. BURKS	Director
Cynthia B. Burks

/s/ MYRIAM J. CURET, M.D.	Director
Myriam J. Curet, M.D.

/s/ SHAWN T MCCORMICK	Director
Shawn T McCormick

/s/ DANA G. MEAD, JR.	Director
Dana G. Mead, Jr.

/s/ GEORGIA MELENIKIOTOU	Director
Georgia Melenikiotou

/s/ CASEY M. TANSEY	Director
Casey M. Tansey