Form 10-Q
period 2026-03-31
Inspire Medical Systems, Inc.
filed 2026-05-04
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 28, 2026, the registrant had 28,813,153 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the Quarterly Report) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, the impact of macroeconomic trends on our business, financial results and financial position, prospective products, international product approvals and commercializations, our expectations regarding the final coding and reimbursement levels for Inspire therapy procedures, our competition, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, our sales and marketing initiatives, potential supply chain disruptions, and the plans and objectives of management for future operations.
In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions, including, but not limited to:
•our dependency on our Inspire system for revenues;
•fluctuations in our financial results and the market price of our common stock;
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
•future needs for additional financing;
•our ability to forecast demand and manage our inventory;
•our dependence on third-parties;
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
•our ability to timely commercialize or obtain regulatory approvals or certifications for our Inspire therapy and system;
•any violations of anti-bribery, anti-corruption, and anti-money laundering laws;
•risks related to our tax assets and changes in tax laws;

•U.S. Food and Drug Administration (FDA) or other United States or foreign regulatory actions affecting us or the healthcare industry generally;
•our ability to establish and maintain intellectual property protection for our Inspire therapy and system or avoid claims of infringement;
•other important factors that could cause actual results, performance, or achievements to differ materially from those contemplated that are found in "Part I, Item 1A. Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,932	$104,813
Investments, short-term	184,902	203,455
Accounts receivable, net of allowance for credit losses of $1,266 and $1,080, respectively	105,088	119,692
Inventories, net	166,235	145,293
Prepaid expenses and other current assets	11,662	10,399
Total current assets	566,819	583,652
Investments, long-term	115,882	96,330
Property and equipment, net	100,692	97,872
Operating lease right-of-use assets	23,068	23,532
Deferred tax assets	87,665	88,667
Other non-current assets	17,250	17,264
Total assets	$911,376	$907,317
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,849	$36,565
Accrued expenses	47,569	59,490
Total current liabilities	89,418	96,055
Operating lease liabilities, non-current portion	29,552	29,998
Other non-current liabilities	66	104
Total liabilities	119,036	126,157
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 28,802,039 and 28,579,015 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	29	29
Additional paid-in capital	950,449	927,159
Accumulated other comprehensive (loss) income	(352)	464
Accumulated deficit	(157,786)	(146,492)
Total stockholders' equity	792,340	781,160
Total liabilities and stockholders' equity	$911,376	$907,317

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$204,583	$201,317
Cost of goods sold	27,671	30,709
Gross profit	176,912	170,608
Operating expenses:
Research and development	25,826	27,803
Selling, general and administrative	152,204	144,290
Total operating expenses	178,030	172,093
Operating (loss)	(1,118)	(1,485)
Interest and dividend (income), net	(3,741)	(5,066)
Other expense (income), net	226	(578)
Earnings before income taxes	2,397	4,159
Income tax expense	13,691	1,167
Net (loss) earnings	$(11,294)	$2,992
Basic (loss) earnings per share	$(0.39)	$0.10
Diluted (loss) earnings per share	$(0.39)	$0.10
Weighted average shares outstanding:
Basic	28,700,525	29,702,358
Diluted	28,700,525	30,311,476

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net (loss) earnings	$(11,294)	$2,992
Other comprehensive earnings (loss):
Foreign currency translation (loss)	(2)	(300)
Unrealized (loss) on investments, net of tax	(814)	(9)
Total comprehensive (loss) income	$(12,110)	$2,683

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2026
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2025	28,579,015	$29	$927,159	$464	$(146,492)	$781,160
Stock options exercised, net	2,343	—	109	—	—	109
Vesting of restricted stock units and performance stock units, net	219,816	—	(7,591)	—	—	(7,591)
Issuance of common stock	865	—	83	—	—	83
Stock-based compensation expense	—	—	30,689	—	—	30,689
Other comprehensive loss, net of tax	—	—	—	(816)	—	(816)
Net loss	—	—	—	—	(11,294)	(11,294)
Balance at March 31, 2026	28,802,039	$29	$950,449	$(352)	$(157,786)	$792,340

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	29,740,176	$30	$981,043	$536	$(291,914)	$689,695
Stock options exercised, net	73,491	—	6,441	—	—	6,441
Vesting of restricted stock units and performance stock units, net	199,778	—	(19,192)	—	—	(19,192)
Issuance of common stock	390	—	69	—	—	69
Stock-based compensation expense	—	—	31,056	—	—	31,056
Accelerated share repurchase of common stock	(103,886)	—	—	—	—	—
Share repurchase of common stock	(442,649)	(1)	(75,008)	—	—	(75,009)
Other comprehensive loss, net of tax	—	—	—	(309)	—	(309)
Net earnings	—	—	—	—	2,992	2,992
Balance at March 31, 2025	29,467,300	$29	$924,409	$227	$(288,922)	$635,743

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net (loss) earnings	$(11,294)	$2,992
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,110	3,044
Accretion of investment discount	(290)	(1,209)
Stock-based compensation expense	30,689	31,056
Deferred income tax expense	1,009	—
Provision for estimated credit losses	186	311
Other non-cash expenses	548	512
Changes in operating assets and liabilities:
Accounts receivable	14,285	263
Inventories	(20,942)	(19,609)
Prepaid expenses and other current assets	(1,262)	1,769
Accounts payable	7,132	(9,517)
Accrued expenses and other liabilities	(12,322)	(16,315)
Net cash provided by (used in) operating activities	12,849	(6,703)
Investing activities
Capital expenditures	(9,726)	(8,407)
Purchases of investments	(57,312)	(17,319)
Proceeds from sales or maturities of investments	55,789	24,173
Net cash (used in) investing activities	(11,249)	(1,553)
Financing activities
Proceeds from the exercise of stock options	109	6,441
Share repurchase of common stock	—	(75,009)
Payment of taxes on net share settlement of equity awards	(7,591)	(19,192)
Net cash (used in) financing activities	(7,482)	(87,760)
Effect of exchange rate on cash	1	(252)
(Decrease) in cash and cash equivalents	(5,881)	(96,268)
Cash and cash equivalents at beginning of period	104,813	150,150
Cash and cash equivalents at end of period	$98,932	$53,882
Supplemental cash flow information
Cash paid for interest	$16	$—
Capital expenditures included in accounts payable and accrued expenses	2,986	3,272

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Table amounts in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Inspire Medical Systems, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with our most recent Form 10-K. We use the same accounting policies in preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein. The results of operations for the three-month period ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. ASU 2024-03 also requires disclosure of the total amount of selling expenses and our definition of selling expenses. The ASU is effective for the annual reporting period beginning after December 15, 2026 and interim reporting periods within the annual reporting period beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that adoption of this ASU may have on our financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modifies the criteria for when software costs may be capitalized by eliminating consideration of software project development stages and by enhancing guidance for the "probable-to-complete" threshold. The update is effective for annual reporting periods beginning after December 15, 2027 including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that adoption of this ASU may have on our financial statements and disclosures.
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
2. Financial Instruments
Investments
Investments are classified as available-for-sale and are reported at their estimated fair market values which are based on quoted, active or inactive market prices when available.

	March 31, 2026
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$22,322	$5	$(16)	$22,311
Corporate debt securities	67,324	77	(26)	67,375
U.S. treasury debt securities	95,158	77	(19)	95,216
Short-term investments	$184,804	$159	$(61)	$184,902
Long-Term:
Corporate debt securities	$46,411	$—	$(125)	$46,286
Asset-backed securities	1,198	1	—	1,199
U.S. treasury debt securities	68,496	55	(154)	68,397
Long-term investments	$116,105	$56	$(279)	$115,882

	December 31, 2025
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$22,103	$25	$—	$22,128
Corporate debt securities	57,694	134	—	57,828
U.S. treasury debt securities	123,281	220	(2)	123,499
Short-term investments	$203,078	$379	$(2)	$203,455
Long-Term:
Corporate debt securities	$58,726	$128	$(9)	$58,845
Asset-backed securities	1,198	3	—	1,201
U.S. treasury debt securities	36,094	190	—	36,284
Long-term investments	$96,018	$321	$(9)	$96,330
The following table shows the fair value of our available-for sale securities by maturity:

	March 31, 2026	December 31, 2025
Due in one year or less	$184,902	$203,455
Due after one year through five years	115,882	96,330
The following tables show all available-for-sale investments in an unrealized loss position for which an allowance for credit losses has not been recorded and the related gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	March 31, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$12,211	$(16)	$—	$—	$12,211	$(16)
Corporate debt securities	67,058	(155)	—	—	67,058	(155)
U.S. treasury debt securities	64,660	(174)	—	—	64,660	(174)
Total	$143,929	$(345)	$—	$—	$143,929	$(345)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$13,231	$(9)	$—	$—	$13,231	$(9)
U.S. treasury debt securities	26,474	(2)	—	—	26,474	(2)
Total	$39,705	$(11)	$—	$—	$39,705	$(11)
Currently, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. We do not consider those investments to be other-than-temporarily impaired as of March 31, 2026. We recognized $0 of gross realized gains and losses from the sale or maturity of available-for-sale investments during each of the three months ended March 31, 2026 and 2025, respectively. The total allowance for credit losses was $0 at both March 31, 2026 and December 31, 2025.
Fair Value of Financial Instruments
Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (observable inputs, such as quoted prices (unadjusted) for identical assets or liabilities in active markets); Level 2 (inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly); and Level 3 (unobservable inputs that are supported by little or no market activities, which would require us to develop our own assumptions). We do not have any Level 3 financial assets or liabilities.
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of March 31, 2026 and December 31, 2025.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	March 31, 2026
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$67,287	$67,287	$—	$—
Total cash equivalents	67,287	67,287	—	—
Investments:
Commercial paper	22,311	—	22,311	—
Corporate debt securities	113,661	—	113,661	—
Asset-backed securities	1,199	—	1,199	—
U.S. government securities	163,613	163,613	—	—
Total investments	300,784	163,613	137,171	—
Total cash equivalents and investments	$368,071	$230,900	$137,171	$—

	Fair Value Measurements as of
	December 31, 2025
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$64,378	$64,378	$—	$—
Total cash equivalents	64,378	64,378	—	—
Investments:
Commercial paper	22,128	—	22,128	—
Corporate debt securities	116,673	—	116,673	—
Asset-backed securities	1,201	—	1,201	—
U.S. treasury debt securities	159,783	159,783	—	—
Total investments	299,785	159,783	140,002	—
Total cash equivalents and investments	$364,163	$224,161	$140,002	$—
Equity Securities without Readily Determinable Fair Values
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These securities are presented within other non-current assets on the consolidated balance sheets. The balance of equity securities without readily determinable fair values was $16.4 million as of both March 31, 2026 and December 31, 2025. There were no adjustments to the carrying amounts during either of the three months ended March 31, 2026 and 2025.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
3. Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$20,970	$19,097
Work in process	20,008	13,837
Finished goods	125,257	112,359
Total inventories, net of reserves	$166,235	$145,293

4. Stockholders' Equity
Share Repurchases
We periodically repurchase shares of our common stock under board-authorized repurchase programs through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions. As of March 31, 2026, $100.0 million remained available for future repurchases under the current share repurchase program.
Information regarding the shares we repurchased and retired was as follows:

	Three Months Ended
	March 31,
	2026	2025
Number of shares purchased	—	442,649
Average price paid per share	$—	$169.43
Total value of shares repurchased	$—	$75,000

5. Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of restricted stock units (RSUs), performance stock units (PSUs), and non-statutory and incentive stock options to employees, and RSUs, PSUs, and non-statutory stock options to consultants and directors. We also offer an employee stock purchase plan (ESPP) which allows participating employees to purchase shares of our common stock at a discount through payroll deductions. As of March 31, 2026, there were 5,168,425 shares reserved for issuance under our equity incentive plan, of which 604,223 shares were available for issuance.
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
The table below sets forth the number of stock-based compensation awards granted during the three months ended March 31, 2026, along with the weighted average grant date fair value. There were no stock options granted during the three months ended March 31, 2026.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

Awards	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units[1]	1,283,740	$60.05
Performance stock units[2]	490,300	$59.62
1Service condition awards which generally vest over a three-year period.
2Performance condition awards which generally vest over a three-year period, shown with the grant amount equal to the target number of performance shares based on the share price at grant date. These awards allow for the right to receive a variable number of shares, between 0% and 200% of target, dependent on being employed at the end of the performance period and achieving defined performance goals.
Total share-based compensation expense included in the consolidated statements of operations was $30.7 million and $31.1 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, there was $239.8 million of unrecognized stock-based compensation expense related to outstanding stock options, RSUs, and PSUs, that is expected to be recognized over a weighted-average period of 2.3 years.

6. Income Taxes
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and other international jurisdictions.
For interim periods, income tax expense and the resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.
The effective tax rate for the three months ended March 31, 2026 and 2025 was 571.2% and 28.1%, respectively. The increase in the effective tax rate was primarily driven by shortfalls related to stock-based compensation, which were driven by a decline in our stock price at award vesting and exercise compared to grant-date fair value (tax shortfall). For the three months ended March 31, 2025, we recorded state and foreign tax expense while maintaining a full valuation allowance against federal and state deferred tax assets, which was subsequently released at December 31, 2025.
The total liability for unrecognized tax positions was $0.1 million at both March 31, 2026 and December 31, 2025. Penalties and interest related to unrecognized tax positions are recorded as other expense in the consolidated statements of operations.

7. Segment Reporting and Revenue Disaggregation
We operate our business as one operating segment. An operating segment is defined as a component of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Our CODM is the Company's President, Chief Executive Officer, and Chair of the Board of Directors. Reportable segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Our segment revenues are derived from the sales of our product, the Inspire system, to hospitals and ambulatory surgery centers in the U.S. and in select countries in Europe and the Asia Pacific region. We do not have any intra-entity sales or transfers.
Our CODM uses consolidated earnings (loss) and operating income (loss) as the measures of profit or loss. Our CODM assesses performance for the segment and allocates resources using consolidated earnings (loss) and operating income (loss).

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$204,583	$201,317
Less: (a)
Cost of goods sold	27,671	30,709
Research and development expense	25,826	27,803
Selling, general and administrative expense (excluding advertising expense)	130,558	123,349
Advertising expense	21,646	20,941
Operating (loss)	(1,118)	(1,485)
Other income (b)	(3,515)	(5,644)
Income tax expense	13,691	1,167
Net (loss) earnings	$(11,294)	$2,992
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker.
(b) Other income represents the consolidated amounts for interest and dividend income, net, and other expense, net, as shown on our consolidated statements of operations.
For the three-month periods ended March 31, 2026 and 2025, depreciation and amortization expense was $5.1 million and $3.0 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and selling, general and administrative (SG&A) expense.
For the three-month periods ended March 31, 2026 and 2025, stock-based compensation expense was $30.7 million and $31.1 million, respectively, and is included within the segment expense captions of cost of goods sold, research and development expense, and SG&A expense.
Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2026	2025
United States	$195,603	$193,606
International	8,980	7,711
Total revenue	$204,583	$201,317
The measure of segment assets is reported on the balance sheet as total consolidated assets.

8. Earnings Per Share
Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. For the periods presented with a net loss, diluted net loss per share is the same as basic net loss per share as all of the following potentially dilutive shares were antidilutive in those periods.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2026	2025
Net (loss) earnings	$(11,294)	$2,992

Weighted average number of common shares outstanding — basic	28,700,525	29,702,358
Dilutive effect of stock-based compensation plan awards	—	609,118
Weighted average number of common shares outstanding — diluted	28,700,525	30,311,476
Anti-dilutive shares excluded from the calculation of earnings (loss) per share	2,650,570	1,751,392
(Loss) earnings per share:
Basic	$(0.39)	$0.10
Diluted	$(0.39)	$0.10

9. Commitments and Contingencies
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
On November 6, 2025, the City of Pontiac Reestablished General Employees’ Retirement System, on behalf of itself and other similarly situated investors, filed a putative securities class action in the United States District Court for the District of Minnesota against the Company and certain of its executive officers, captioned City of Pontiac Reestablished General Employees’ Retirement System v. Inspire Medical Systems, Inc., et al., Case No. 0:25‑cv‑04247‑PJS‑ECW (D. Minn.) (the City of Pontiac Lawsuit). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b‑5 promulgated thereunder, based on purportedly materially false and misleading statements made between August 6, 2024, and August 4, 2025, regarding the launch of the Company’s Inspire V neurostimulator. The complaint further alleged that when subsequent disclosures were made concerning issues with the Inspire V launch and the Company announced its third‑quarter fiscal 2025 results, the Company’s stock price declined, purportedly causing investor losses. On December 23, 2025, the plaintiff filed a Notice of Voluntary Dismissal. On December 29, 2025, the case was administratively closed without prejudice.
On December 22, 2025, the Indiana Public Retirement System, on behalf of itself and other similarly situated investors, filed a putative securities class action in the United States District Court for the Southern District of New York against the Company and certain of its executive officers, captioned Indiana Public Retirement System v. Inspire Medical Systems, Inc., et al., Case No. 1:25‑cv‑10620 (S.D.N.Y.) (the Indiana PRS Lawsuit). The Indiana PRS Lawsuit arises from the same underlying subject matter as the City of Pontiac Lawsuit. It alleges the same violations of law and is based on the same or similar purportedly materially false and misleading statements made during the same class period, all of which relate to the launch of the Company’s Inspire V neurostimulator. The plaintiffs seek, among other relief, unquantified compensatory damages, together with attorneys’ fees and costs. On January 22, 2026, the Company and the individual defendants moved to transfer the case to the United States District Court for the District of Minnesota. That motion remains pending. On February 27, 2026, the Court entered a

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
stipulation from the parties which stated, in pertinent part, that any deadline for the Defendants to respond to the complaint is suspended until an amended complaint is filed. The Company and the individual defendants intend to vigorously defend against the action. No accrual for loss has been recorded in the Company’s financial statements as of, or for the period ended, March 31, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On January 27, 2026, a stockholder derivative lawsuit was filed in the United States District Court for the Southern District of New York, purportedly on behalf of Inspire against certain of our present and former executive officers and against all current members of the Board of Directors and Inspire (as a nominal defendant), captioned Korte v. Herbert, et al., Case No. 1:26‑cv‑680 (S.D.N.Y.) (the Korte Derivative Lawsuit). The Korte Derivative Lawsuit arises out of the same subject matter as the Indiana PRS Lawsuit described above and alleges the following claims: (1) Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; (2) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (3) Section 20(a) of the Exchange Act; (4) a common-law claim for breach of fiduciary duty; (5) common-law aiding and abetting; (6) unjust enrichment; and (7) waste of corporate assets. The Korte Derivative Lawsuit seeks unspecified damages. The Company and the individual defendants intend to vigorously defend against the action.
On March 20, 2026, a stockholder derivative lawsuit was filed in the United States District Court for the Southern District of New York, purportedly on behalf of Inspire against certain of our present and former officers and against all current members of the Board of Directors and Inspire (as a nominal defendant), captioned Davis v. Herbert et al., Case No. 1:26-cv-02315 (S.D.N.Y.) (the Davis Derivative Lawsuit). The Davis Derivative Lawsuit arises out of the same subject matter as the Indiana PRS Lawsuit described above, and alleges substantially the same claims as the Korte Derivative Lawsuit, plus a claim for contribution under Section 21D of the Exchange Act. The Davis Derivative Lawsuit seeks unspecified damages. On April 21, 2026, counsel for Plaintiffs in the Korte and Davis Derivative Lawsuits submitted, along with all Defendants in those lawsuits, a proposed stipulation to consolidate them into one lawsuit and to stay them, among other terms. The Company and the individual defendants intend to vigorously defend against both the Korte Derivative Lawsuit and the Davis Derivative Lawsuit.
On January 17, 2025, we received a civil investigative demand (CID) from the Department of Justice U.S. Attorney’s Office for the District of Minnesota pursuant to the False Claims Act in the course of the government’s investigation concerning allegations of false claims, including false claims arising from violations of the Anti-Kickback Statute, submitted to government payors in connection with our implant. The CID requests information relating to the marketing, promotion, and reimbursement practices associated with our products. We are cooperating with the investigation. No assurance can be given as to the timing or outcome of the government’s investigation. No amount of loss has been recorded in the Company’s financial statements as of, or for the period ended, March 31, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On November 19, 2024, a former Inspire employee, Patrick Collins, filed a civil False Claims Act qui tam lawsuit under seal in the United States District Court for the Central District of California against the Company, captioned United States ex rel. Collins v. Inspire Medical Systems, Inc., No. 2:24-cv-10001-JFW-AS (C.D. Cal.) The complaint alleges that Inspire violated the False Claims Act by improperly certifying that physicians were eligible to seek reimbursement from the Medicare program for Inspire devices, and the procedures to implant them. Relator’s complaint seeks unspecified treble damages, civil penalties, and costs and expense of the action, among other relief. On January 28, 2026, the United States, acting through the United States Attorney’s Office for the Central District of California, declined to intervene in the action, and, on January 29, 2026, the Court ordered that the case be unsealed. Notwithstanding the government's decision not to intervene, the Relator has decided to proceed with the litigation. The Company intends to defend the claims in this lawsuit vigorously.
On May 30, 2025, Inspire filed a lawsuit against Nyxoah SA and its subsidiary Nyxoah, Inc. (collectively Nyxoah) in the United States District Court for the District of Delaware, alleging that Nyxoah's Genio product infringes on certain of Inspire's U.S. patents related to neurostimulation therapy for obstructive sleep apnea. Inspire seeks a judgment of patent infringement and relief for such infringement, including monetary damages such as lost profits. Nyxoah has denied infringement and has asserted counterclaims seeking declaratory judgments of invalidity and

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
non‑infringement. On December 18, 2025, Nyxoah filed three (3) petitions with the United States Patent Trial and Appeal Board (PTAB) seeking inter partes review (IPR) of the three patents asserted by Inspire in the lawsuit. On April 14, 2026, the PTAB denied institution of all three IPRs. The district court matter is ongoing. Because these matters are in their early stages, we cannot predict the outcome or estimate the range of potential loss.
On September 15, 2025, Nyxoah filed a lawsuit against us in the United States District Court for the District of Delaware alleging that the Inspire IV and Inspire V devices infringe certain of Nyxoah’s patents. The lawsuit is in its early stages. The Company intends to defend the claims in this lawsuit vigorously and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts. No amount of loss has been recorded in the Company’s financial statements as of and for the period ended March 31, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On December 5, 2025, Nyxoah brought suit against Inspire and its wholly-owned subsidiary, Inspire Medical Systems Europe GmbH in the Unified Patent Court, Munich Division, alleging that the Inspire IV implantable neurostimulator infringes a patent owned by Nyxoah. The lawsuit is in its early stages. The Company intends to defend the claims in this lawsuit vigorously and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts. No amount of loss has been recorded in the Company’s financial statements as of and for the period ended March 31, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, the discussion under "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” sections included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as information with respect to our plans and strategy for our business and the impact of macroeconomic factors on our business, financial results and financial condition includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Part I, Item 1A. Risk Factors" section of our Annual Report and in the "Part I, Item 1A "Risk Factors" section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.
Overview
We are a medical technology company focused on the development and commercialization of innovative, minimally invasive solutions for patients with obstructive sleep apnea (OSA). Our proprietary Inspire system is the first FDA, European Union (EU) Medical Devices Regulation (MDR), and Japan Pharmaceuticals and Medical Devices Agency-approved neurostimulation technology of its kind that provides a safe and effective treatment for patients with moderate to severe OSA. We have developed a novel, closed-loop solution that continuously monitors a patient’s breathing and delivers mild hypoglossal nerve stimulation to maintain an open airway. Inspire therapy is indicated for patients with moderate to severe OSA who do not have significant central sleep apnea and do not have a complete concentric collapse of the airway at the soft palate level.
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
Recent Developments
Coding and Reimbursement
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology (CPT) codes, which are created and maintained by the American Medical Association. Our various generations of Inspire therapy have been billed under different codes and reimbursement approaches throughout our history. In November 2025, the final 2026 Medicare reimbursement payments were announced. Since this announcement, there has been, and still is currently, significant uncertainty and changes directly and indirectly relating to the appropriate coding and reimbursement for our Inspire V therapy from CMS and Medicare Administrative Contractors (MACs), as well as other payors and stakeholders in the overall coding and reimbursement process.
Most recently, in April 2026 the American Hospital Association (AHA) recommended use of CPT code 64999 for Inspire V commercial cases. CPT code 64999 is an unlisted procedure code for the nervous system and is to be used when no specific CPT code exists to accurately describe a service. Because CPT code 64999 is non‑specific, reimbursement determinations typically required additional supporting documentation, which may result in increased claims review and processing time (in which case we will provide additional education and support to customers). The AHA's quarterly newsletter that included this recommendation indicates that its guidance does not dictate coverage and reimbursement policy as determined by local Medicare contractors or any other payer; nor is it a substitution for the judgment of a qualified practitioner in the application of HCPCS codes. Currently, many commercial policies still publish CPT code 64568 as the code to be used for the Inspire V procedure. As a result, Inspire continues to recommend that providers consider using the code listed in the applicable payer policy (recognizing that the payer policies may not reflect current coding guidance) and consult their provider's own compliance, coding advisors, and payers as needed.
In terms of Inspire V Medicare cases, in February 2026, the Centers for Medicare & Medicaid Services (CMS) announced that it would implement a series of HCPCS Level II C‑codes which were published on April 1, 2026. These C‑codes apply only to facility billing and do not address professional (or physician) fee reimbursement. We currently believe all Medicare Administrative Contractor (MAC) local coverage determinations identify CPT code 64582 as the appropriate code. In addition, based on information provided to us, most procedures billed year‑to‑date have been submitted and paid without the use of a modifier. Accordingly, we believe it is appropriate for providers to continue billing CPT code 64582 without a modifier. However, it is important to note that MACs may, in the future, require the use of a modifier for these services, which could affect professional fee reimbursement.
These and other recent coding and reimbursement decisions (particularly the uncertainty of the decisions and volatility of the announcements from multiple stakeholders) have adversely impacted our revenue in the first quarter and we anticipate that this will continue to adversely impact revenue during 2026. Inspire is actively engaging with relevant stakeholders regarding the reimbursement uncertainty affecting Inspire V and is providing support as appropriate - with a goal of limiting and moving past the uncertainty as soon as possible. In the short-term, we are working to minimize potential delays and continue to support patient access to therapy. This includes providing proactive education and assistance to our field team, our customers and physicians. We are also seeking a long-term solution, including the creation of a separate CPT code. There can be no guarantee as to the timing or outcome of the CPT code application.
In addition, the Wasteful and Inappropriate Service Reduction Model (WISeR) program, which is a government initiative requiring prior authorization of Medicare cases in six pilot states, began in mid-January 2026. During the first quarter, we experienced delays due to the new WISeR requirements for traditional Medicare procedures in the six WISeR states which adversely impacted our revenue in the first quarter. We anticipate that this will continue to adversely impact revenue for the remainder of 2026.
Commercial Organization
We continue to make significant investments in our sales and marketing organization. In 2025, we began optimizing our sales model through targeted territory consolidation and increased field clinical representatives (FCRs). This enables territory managers to focus on therapy awareness, surgeon recruiting and training, and driving the adoption of Inspire therapy, while FCRs provide technical and clinical expertise as well as educational and field support. As of March 31, 2026, we had 284 U.S. sales territories and 288 field clinical representatives, as compared with 295 U.S. sales territories and 275 field clinical representatives as of December 31, 2025.
GLP-1s
Since 2023, glucagon-like peptide 1 (GLP-1s), a class of drug initially indicated for diabetes and obesity, has continued to gain popularity as a weight-loss drug. In 2024, tirzepatide (marketed as Zepbound), a GLP-1 injection was FDA approved for treatment of OSA in patients with obesity and moderate to severe OSA. If GLP-1s are used to treat OSA in an indication for which Inspire therapy is approved, demand for our Inspire system for patients with that indication could be delayed or reduced. In late 2025, we conducted a survey of over 200 sleep physicians to better understand their treatment paradigm for OSA since the introduction of GLP-1s. The survey findings suggest that some physicians will prescribe a GLP-1 to patients prior to considering Inspire therapy. The survey findings also suggest that, with the availability of GLP-1s to treat OSA, the number of patients seeking diagnosis and treatment for OSA is increasing. We believe that some of these patients will see a reduction in their BMI into our indication, and that some of those patients will not have their OSA fully resolved and will require further treatment. This reinforces our belief that the overall number of patients eligible for Inspire therapy will increase in the long-term due to the availability of GLP-1s, although there can be no assurance of such benefit at this time. However, in the short-term we currently believe our revenue is being adversely impacted by the increasing prevalence and adoption of GLP-1s.

Macroeconomic Environment
As a global company, our business is subject to local and international macroeconomic trends as well as geopolitical factors. Continued uncertainty around inflationary pressures, interest rates, regulatory changes (including changes to government funding of entitlement programs and changes to contain health care costs), foreign currency fluctuations, global trade policies and changes in tax laws, as well as actions by governments in response thereto, could create economic challenges which could negatively impact our business and results of operations. Further, geopolitical developments and uncertainties, including related to various ongoing global conflicts and tensions, may also create economic, supply chain, transportation, energy, and other financial or operational challenges, including disruptions to our suppliers or our customers' operations, which could negatively impact our business and results of operations.
Components of Our Results of Operations
There have been no material changes in market risk from those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.
Results of Operations

	Three Months Ended
	March 31,				% of Revenue
	2026	2025	$ Change	% Change	2026	2025
	(in thousands, except percentages)
Revenue	$204,583	$201,317	$3,266	1.6%	100.0%	100.0%
Cost of goods sold	27,671	30,709	(3,038)	(9.9)%	13.5%	15.3%
Gross profit	176,912	170,608	6,304	3.7%	86.5%	84.7%
Operating expenses:
Research and development	25,826	27,803	(1,977)	(7.1)%	12.6%	13.8%
Selling, general and administrative	152,204	144,290	7,914	5.5%	74.4%	71.7%
Total operating expenses	178,030	172,093	5,937	3.4%	87.0%	85.5%
Operating (loss)	(1,118)	(1,485)	367	(24.7)%	(0.5)%	(0.7)%
Other (income), net	(3,515)	(5,644)	2,129	(37.7)%	(1.7)%	(2.8)%
Earnings before income taxes	2,397	4,159	(1,762)	(42.4)%	1.2%	2.1%
Income tax expense	13,691	1,167	12,524	1,073.2%	6.7%	0.6%
Net (loss) earnings	$(11,294)	$2,992	$(14,286)	(477.5)%	(5.5)%	1.5%
Effective tax rate	571.2%	28.1%
Revenue information by region is summarized as follows:

	Three Months Ended March 31,
	2026		2025		Change
	Amount	% of Revenue	Amount	% of Revenue	$	%
	(in thousands, except percentages)
United States	$195,603	95.6%	$193,606	96.2%	$1,997	1.0%
International	8,980	4.4%	7,711	3.8%	1,269	16.5%
Total revenue	$204,583	100.0%	$201,317	100.0%	$3,266	1.6%

Comparison of the Three Months Ended March 31, 2026 and 2025
•Revenue increased $3.3 million, or 1.6%, to $204.6 million driven by growth in the U.S. and International regions. U.S. growth was driven primarily by increased market penetration, partially offset by the adverse impacts of coding and reimbursement challenges and uncertainty as well as the WISeR program.
•Gross margin increased to 86.5% compared to 84.7%, primarily due to increased sales mix of the Inspire V system, which has a higher gross margin than the Inspire IV system.
•Research and development expenses decreased $2.0 million, or 7.1%, to $25.8 million, primarily due to an increase in internal cost allocations into SG&A and cost of goods sold, partially offset by an increase in sourcing costs and clinical studies expenses.
•SG&A expenses increased $7.9 million, or 5.5%, to $152.2 million, primarily driven by higher payroll costs, marketing expenses, and legal fees.
•Other income, net decreased by $2.1 million, or 37.7%, to $3.5 million, primarily due to a decrease in interest and dividend income due to lower average interest rates and lower average cash, cash equivalents, and investment balances.
•The effective tax rate was 571.2% compared to 28.1%. The increase in the effective tax rate was primarily driven by shortfalls related to stock-based compensation, which were driven by a decline in our stock price at award vesting and exercise compared to grant-date fair value (tax shortfall). For the three months ended March 31, 2025, we maintained a full valuation allowance against federal and state deferred tax assets, which was subsequently released at December 31, 2025. The majority of our stock awards vest annually during the first quarter of each year, which will generally concentrate the tax impact related to the tax shortfall in the first quarter of the year.

Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, investments in research and development, capital expenditures, other operating costs, and share repurchases. Our anticipated future uses of capital have not changed in any material respects from that described in our Annual Report. Our sources of capital have generally included sales of our Inspire system and registered offerings of our common stock.
We believe that our existing cash and cash equivalents and investments, together with cash flows from operations, will provide liquidity sufficient to meet our short-term and currently anticipated long-term cash needs and fund our operations and planned capital expenditures for at least the next twelve months. There can be no assurance, however, that our business will continue to generate cash flows at the same levels achieved in prior periods.
Beyond the next twelve months, our cash requirements will depend extensively on the extent of market acceptance of our Inspire system and the demand for our therapy. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry and expansion into new markets, whether we make strategic acquisitions, whether we repurchase more shares of our common stock, competition, and our ability to obtain financing. We cannot accurately predict our long-term cash requirements at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition. We may seek additional sources of liquidity and capital resources through equity or debt financings, such as additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.
Operating Activities
Net cash provided by operating activities was $12.8 million for the three months ended March 31, 2026 compared to $6.7 million of net cash used in operating activities in the prior year period. The change was primarily driven by improved working capital, primarily in payables and receivables, partially offset by a higher net loss in the current period.
Investing Activities
Net cash used in investing activities was $11.2 million for the three months ended March 31, 2026, compared to $1.6 million in the prior year period. The change was primarily driven by higher purchases of investments, partially offset by higher proceeds from the sale or maturity of investments.
Financing Activities
Net cash used in financing activities was $7.5 million for the three months ended March 31, 2026, compared to $87.8 million in the prior year period. The change was primarily driven by higher share repurchases in the prior year period.

Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
There have been no material changes to our short-term and long-term anticipated cash requirements under contractual obligations from those described in our Annual Report.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those described in our Annual Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk from those described in our Annual Report under the heading Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

Changes in internal control over financial reporting.
There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
The information contained in “Note 9 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements is incorporated by reference into this Part II, Item 1 of this Quarterly Report.

Item 1A.    Risk Factors.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these risks and uncertainties, see the information in "Part I, Item 1A. Risk Factors” in our Annual Report. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
The following table presents information with respect to the repurchase of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
January 1, 2026 - January 31, 2026	—	$—	—	$100,000
February 1, 2026 - February 28, 2026	—	$—	—	$100,000
March 1, 2026 - March 31, 2026	—	$—	—	$100,000
Total	—		—
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

Item 5.    Other Information.
Adoption or Termination of Trading Arrangements by Directors and Executive Officers
There were no "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K, adopted, modified or terminated by the Company’s directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended March 31, 2026.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Certificate of Amendment of the Seventh Amended and Restated Certificate of Incorporation					*

3.3	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	2/11/2026

10.1	Amendment to Transition and Separation Agreement by and between Inspire Medical Systems, Inc. and Richard Buchholz	10-K	001-38468	10.24	2/13/2026

10.2	Employment Agreement between the Company and Matthew J. Osberg	10-K	001-38468	10.25	2/13/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.

Date:	May 4, 2026	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer, and Chairperson
(principal executive officer)

Date:	May 4, 2026	By:	/s/ MATTHEW J. OSBERG
Matthew J. Osberg
Chief Financial Officer
(principal financial officer and principal accounting officer)