Form 10-Q
period 2026-06-30
Inspire Medical Systems, Inc.
filed 2026-08-03
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 30, 2026, the registrant had 28,910,375 shares of common stock, $0.001 par value per share, outstanding.

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
•our strategic growth plan may not achieve our intended outcome; and
•other important factors that could cause actual results, performance, or achievements to differ materially from those contemplated that are found in "Part I, Item 1A. Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and under "Part II, Item 1A. Risk Factors" in this Quarterly Report.
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

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$127,761	$104,813
Investments, short-term	192,923	203,455
Accounts receivable, net of allowance for credit losses of $997 and $1,080, respectively	103,340	119,692
Inventories, net	170,451	145,293
Prepaid expenses and other current assets	14,199	10,399
Total current assets	608,674	583,652
Investments, long-term	94,480	96,330
Property and equipment, net	104,330	97,872
Operating lease right-of-use assets	22,599	23,532
Deferred tax assets	77,582	88,667
Other non-current assets	18,328	17,264
Total assets	$925,993	$907,317
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,102	$36,565
Accrued expenses	44,080	59,490
Total current liabilities	71,182	96,055
Operating lease liabilities, non-current portion	29,093	29,998
Other non-current liabilities	136	104
Total liabilities	100,411	126,157
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 28,907,221 and 28,579,015 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	29	29
Additional paid-in capital	983,670	927,159
Accumulated other comprehensive (loss) income	(645)	464
Accumulated deficit	(157,472)	(146,492)
Total stockholders' equity	825,582	781,160
Total liabilities and stockholders' equity	$925,993	$907,317

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$200,581	$217,086	$405,164	$418,403
Cost of goods sold	29,122	34,672	56,793	65,381
Gross profit	171,459	182,414	348,371	353,022
Operating expenses:
Research and development	24,698	26,209	50,524	54,012
Selling, general and administrative	147,275	159,521	299,479	303,811
Total operating expenses	171,973	185,730	350,003	357,823
Operating (loss)	(514)	(3,316)	(1,632)	(4,801)
Interest and dividend (income), net	(3,739)	(4,482)	(7,480)	(9,548)
Other expense, net	110	3,498	336	2,920
Earnings (loss) before income taxes	3,115	(2,332)	5,512	1,827
Income tax expense	2,801	1,260	16,492	2,427
Net earnings (loss)	$314	$(3,592)	$(10,980)	$(600)
Basic earnings (loss) per share	$0.01	$(0.12)	$(0.38)	$(0.02)
Diluted earnings (loss) per share	$0.01	$(0.12)	$(0.38)	$(0.02)
Weighted average shares outstanding:
Basic	28,835,058	29,506,807	28,768,163	29,604,043
Diluted	28,940,846	29,506,807	28,768,163	29,604,043

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings (loss)	$314	$(3,592)	(10,980)	(600)
Other comprehensive earnings (loss):
Foreign currency translation gain (loss)	67	191	65	(109)
Unrealized (loss) on investments, net of tax	(360)	(22)	(1,174)	(31)
Total comprehensive income (loss)	$21	$(3,423)	$(12,089)	$(740)

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2026
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2025	28,579,015	$29	$927,159	$464	$(146,492)	$781,160
Stock options exercised, net	2,343	—	109	—	—	109
Vesting of restricted stock units and performance stock units, net	219,816	—	(7,591)	—	—	(7,591)
Issuance of common stock	865	—	83	—	—	83
Stock-based compensation expense	—	—	30,689	—	—	30,689
Other comprehensive loss, net of tax	—	—	—	(816)	—	(816)
Net loss	—	—	—	—	(11,294)	(11,294)
Balance at March 31, 2026	28,802,039	29	950,449	(352)	(157,786)	792,340
Stock options exercised, net	10,119	—	403	—	—	403
Vesting of restricted stock units and performance stock units, net	35,753	—	(685)	—	—	(685)
Issuance of common stock	1,475	—	84	—	—	84
Issuance of common stock for employee stock purchase plan	57,835	—	2,193	—	—	2,193
Stock-based compensation expense	—	—	31,226	—	—	31,226
Other comprehensive loss, net of tax	—	—	—	(293)	—	(293)
Net earnings	—	—	—	—	314	314
Balance at June 30, 2026	28,907,221	$29	$983,670	$(645)	$(157,472)	$825,582

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	29,740,176	$30	$981,043	$536	$(291,914)	$689,695
Stock options exercised, net	73,491	—	6,441	—	—	6,441
Vesting of restricted stock units and performance stock units, net	199,778	—	(19,192)	—	—	(19,192)
Issuance of common stock	390	—	69	—	—	69
Stock-based compensation expense	—	—	31,056	—	—	31,056
Accelerated share repurchase of common stock	(103,886)	—	—	—	—	—
Share repurchase of common stock	(442,649)	(1)	(75,008)	—	—	(75,009)
Other comprehensive loss, net of tax	—	—	—	(309)	—	(309)
Net earnings	—	—	—	—	2,992	2,992
Balance at March 31, 2025	29,467,300	29	924,409	227	(288,922)	635,743
Stock options exercised, net	43,691	—	2,174	—	—	2,174
Vesting of restricted stock units and performance stock units, net	28,487	—	(1,732)	—	—	(1,732)
Issuance of common stock	490	—	73	—	—	73
Issuance of common stock for employee stock purchase plan	29,509	—	3,255	—	—	3,255
Stock-based compensation expense	—	—	41,724	—	—	41,724
Other comprehensive income, net of tax	—	—	—	169	—	169
Net loss	—	—	—	—	(3,592)	(3,592)
Balance at June 30, 2025	29,569,477	$29	$969,903	$396	$(292,514)	$677,814

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net (loss)	$(10,980)	$(600)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,707	6,458
Accretion of investment discount	(527)	(2,118)
Stock-based compensation expense	61,915	72,780
Deferred income tax expense	11,161	—
Impairment charge	—	4,046
Other non-cash expenses	741	1,383
Changes in operating assets and liabilities:
Accounts receivable	16,212	(44,321)
Inventories	(25,159)	(41,515)
Prepaid expenses and other current assets	(4,067)	(639)
Accounts payable	(6,699)	11,816
Accrued expenses and other liabilities	(16,227)	(11,309)
Net cash provided by (used in) operating activities	36,077	(4,019)
Investing activities
Capital expenditures	(18,886)	(17,404)
Purchases of investments	(82,246)	(111,238)
Proceeds from sales or maturities of investments	93,431	173,651
Net cash (used in) provided by investing activities	(7,701)	45,009
Financing activities
Proceeds from the exercise of stock options	512	8,615
Share repurchase of common stock	—	(75,009)
Payment of taxes on net share settlement of equity awards	(8,276)	(20,924)
Proceeds from issuance of common stock from employee stock purchase plan	2,193	3,255
Net cash (used in) financing activities	(5,571)	(84,063)
Effect of exchange rate on cash	143	(150)
Increase (decrease) in cash and cash equivalents	22,948	(43,223)
Cash and cash equivalents at beginning of period	104,813	150,150
Cash and cash equivalents at end of period	$127,761	$106,927
Supplemental cash flow information
Capital expenditures included in accounts payable and accrued expenses	2,067	5,789

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Table amounts in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Inspire Medical Systems, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with our most recent Form 10-K. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein. The results of operations for the three- and six-month periods ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	June 30, 2026
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$14,663	$—	$(17)	$14,646
Corporate debt securities	72,391	43	(39)	72,395
U.S. treasury debt securities	105,904	15	(37)	105,882
Short-term investments	$192,958	$58	$(93)	$192,923
Long-Term:
Corporate debt securities	$39,471	$1	$(101)	$39,371
Asset-backed securities	3,116	1	(3)	3,114
U.S. treasury debt securities	52,343	—	(348)	51,995
Long-term investments	$94,930	$2	$(452)	$94,480

	December 31, 2025
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$22,103	$25	$—	$22,128
Corporate debt securities	57,694	134	—	57,828
U.S. treasury debt securities	123,281	220	(2)	123,499
Short-term investments	$203,078	$379	$(2)	$203,455
Long-Term:
Corporate debt securities	$58,726	$128	$(9)	$58,845
Asset-backed securities	1,198	3	—	1,201
U.S. treasury debt securities	36,094	190	—	36,284
Long-term investments	$96,018	$321	$(9)	$96,330
The following table shows the fair value of our available-for sale securities by maturity:

	June 30, 2026	December 31, 2025
Due in one year or less	$192,923	$203,455
Due after one year through five years	94,480	96,330
The following tables show all available-for-sale investments in an unrealized loss position for which an allowance for credit losses has not been recorded and the related gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	June 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$14,646	$(17)	$—	$—	$14,646	$(17)
Corporate debt securities	66,895	(141)	—	—	66,895	(141)
Asset-backed securities	2,324	(3)	—	—	2,324	(3)
U.S. treasury debt securities	108,399	(384)	—	—	108,399	(384)
Total	$192,264	$(545)	$—	$—	$192,264	$(545)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$13,231	$(9)	$—	$—	$13,231	$(9)
U.S. treasury debt securities	26,474	(2)	—	—	26,474	(2)
Total	$39,705	$(11)	$—	$—	$39,705	$(11)
Currently, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. We do not consider those investments to be other-than-temporarily impaired as of June 30, 2026. We recognized no gross realized gains and losses from the sale or maturity of available-for-sale investments during each of the three and six months ended June 30, 2026 and 2025. The total allowance for credit losses related to investments was $0 at both June 30, 2026 and December 31, 2025.
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
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of June 30, 2026 and December 31, 2025.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	June 30, 2026
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$83,158	$83,158	$—	$—
Total cash equivalents	83,158	83,158	—	—
Investments:
Commercial paper	14,646	—	14,646	—
Corporate debt securities	111,766	—	111,766	—
Asset-backed securities	3,114	—	3,114	—
U.S. government securities	157,877	157,877	—	—
Total investments	287,403	157,877	129,526	—
Total cash equivalents and investments	$370,561	$241,035	$129,526	$—

	Fair Value Measurements as of
	December 31, 2025
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$64,378	$64,378	$—	$—
Total cash equivalents	64,378	64,378	—	—
Investments:
Commercial paper	22,128	—	22,128	—
Corporate debt securities	116,673	—	116,673	—
Asset-backed securities	1,201	—	1,201	—
U.S. treasury debt securities	159,783	159,783	—	—
Total investments	299,785	159,783	140,002	—
Total cash equivalents and investments	$364,163	$224,161	$140,002	$—
Equity Securities without Readily Determinable Fair Values
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The balance of equity securities without readily determinable fair values was $17.3 million and $16.4 million as of June 30, 2026 and December 31, 2025, respectively, and are presented within other non-current assets on the consolidated balance sheet. We recognized an increase in value of $0.3 million during the three and six months ended June 30, 2026, and we recognized an impairment charge of $4.0 million during the three and six months ended June 30, 2025, in both cases in other expense, net in the consolidated statements of operations due to observable price changes in the equity securities.
3. Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Raw materials	$19,761	$19,097
Work in process	18,400	13,837
Finished goods	132,290	112,359
Total inventories, net of reserves	$170,451	$145,293
4. Stockholders' Equity
Share Repurchases
We periodically repurchase shares of our common stock under board-authorized repurchase programs through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions. As of June 30, 2026, $100.0 million remained available for future repurchases under the current share repurchase program.
Information regarding the shares we repurchased and retired was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Number of shares purchased	—	—	—	442,649
Average price paid per share	$—	$—	$—	$169.43
Total value of shares repurchased	$—	$—	$—	$75,000
5. Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of restricted stock units (RSUs), performance stock units (PSUs), and non-statutory and incentive stock options to employees, and RSUs, PSUs, and non-statutory stock options to consultants and directors. We also offer an employee stock purchase plan (ESPP) which allows participating employees to purchase shares of our common stock at a discount through payroll deductions. As of June 30, 2026, there were 7,707,539 shares reserved for issuance under our equity incentive plan, of which 3,376,977 shares were available for issuance.
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
The table below sets forth the number of stock-based compensation awards granted during the six months ended June 30, 2026, along with the weighted average grant date fair value. There were no stock options granted during the six months ended June 30, 2026.

Awards	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units[1]	1,371,082	$59.36
Performance stock units[2]	490,300	$59.62

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
Total share-based compensation expense included in the consolidated statements of operations was $31.2 million and $41.7 million for the three months ended June 30, 2026 and 2025, respectively, and $61.9 million and $72.8 million for the six months ended June 30, 2026 and 2025, respectively. During the three-month period ended June 30, 2025, we recorded accelerated stock-based compensation expense of $11.2 million for employees who are retirement eligible in accordance with the implementation of changes to the treatment of equity awards under the Inspire Medical Systems, Inc. 2018 Incentive Award Plan upon the holder's death, disability, or retirement.
As of June 30, 2026, there was $199.3 million of unrecognized stock-based compensation expense related to outstanding stock options, RSUs, and PSUs, that is expected to be recognized over a weighted-average period of 2.1 years.
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
The effective tax rate was 89.9% and (54.0)% for the three months ended June 30, 2026 and 2025, respectively, and 299.2% and 132.8% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate in both periods was primarily driven by shortfalls related to stock-based compensation and the impact of executive compensation limitations. For the three and six months ended June 30, 2025, we recorded state and foreign tax expense while maintaining a full valuation allowance against federal and state deferred tax assets, a majority of which was subsequently released at December 31, 2025.
The total liability for unrecognized tax positions was $0.1 million at both June 30, 2026 and December 31, 2025. Penalties and interest related to unrecognized tax positions are recorded as other expense in the consolidated statements of operations.
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
Our CODM uses consolidated earnings (loss) and operating income (loss) as the measures of profit or loss. Our CODM assesses performance for the segment and allocates resources using consolidated earnings (loss) and operating (loss).

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$200,581	$217,086	$405,164	$418,403
Less: (a)
Cost of goods sold	29,122	34,672	56,793	65,381
Research and development expense	24,698	26,209	50,524	54,012
Selling, general and administrative expense (excluding advertising expense)	128,341	134,806	258,899	258,155
Advertising expense	18,934	24,715	40,580	45,656
Operating income (loss)	(514)	(3,316)	(1,632)	(4,801)
Other income (b)	(3,629)	(984)	(7,144)	(6,628)
Income tax expense	2,801	1,260	16,492	2,427
Net earnings (loss)	$314	$(3,592)	$(10,980)	$(600)
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker.
(b) Other income represents the consolidated amounts for interest and dividend income, net, and other expense, net, as shown on our consolidated statements of operations.
Depreciation and amortization expense was $4.6 million and $3.4 million for the three-month periods ended June 30, 2026 and 2025, respectively, and $9.7 million and $6.5 million for the six-month periods ended June 30, 2026 and 2025, respectively, and is included within the segment expense captions of cost of goods sold, research and development (R&D) expense, and selling, general and administrative (SG&A) expense.
Stock-based compensation expense was $31.2 million and $41.7 million for the three-month periods ended June 30, 2026 and 2025, respectively, and $61.9 million and $72.8 million for the six-month periods ended June 30, 2026 and 2025, respectively, and is included within the segment expense captions of cost of goods sold, R&D expense, and SG&A expense.
Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$187,304	$207,150	$382,907	$400,756
International	13,277	9,936	22,257	17,647
Total revenue	$200,581	$217,086	$405,164	$418,403
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
The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net earnings (loss)	$314	$(3,592)	$(10,980)	$(600)

Weighted average number of common shares outstanding — basic	28,835,058	29,506,807	28,768,163	29,604,043
Dilutive effect of stock-based compensation plan awards	105,788	—	—	—
Weighted average number of common shares outstanding — diluted	28,940,846	29,506,807	28,768,163	29,604,043
Anti-dilutive shares excluded from the calculation of earnings (loss) per share	3,351,511	2,691,838	2,318,450	2,441,994
Earnings (loss) per share:
Basic	$0.01	$(0.12)	$(0.38)	$(0.02)
Diluted	$0.01	$(0.12)	$(0.38)	$(0.02)
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
On December 22, 2025, the Indiana Public Retirement System, on behalf of itself and other similarly situated investors, filed a putative securities class action in the United States District Court for the Southern District of New York against the Company and certain of its executive officers, captioned Indiana Public Retirement System v. Inspire Medical Systems, Inc., et al., Case No. 1:25‑cv‑10620 (S.D.N.Y.) (the Indiana PRS Lawsuit). The Indiana PRS Lawsuit arises from the same underlying subject matter as the City of Pontiac Lawsuit. It alleges the same violations of law and is based on the same or similar purportedly materially false and misleading statements made

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
during the same class period, all of which relate to the launch of the Company’s Inspire V neurostimulator. The plaintiffs seek, among other relief, unquantified compensatory damages, together with attorneys’ fees and costs. On January 22, 2026, the Company and the individual defendants moved to transfer the case to the United States District Court for the District of Minnesota. On May 20, 2026, the United States District Court for the Southern District of New York granted the Company’s and the individual defendants’ motion to transfer. On May 28, 2026, the Indiana PRS Lawsuit was transferred to Minnesota and on May 29, 2026, the United States District Court for the District of Minnesota acknowledged receipt of the transferred case and assigned the Case Number 0:26-cv-02790. On July 30, 2026, the plaintiffs filed an amended complaint (the “Amended Complaint”), which while generally based on the same underlying subject matter as the initial complaint expands its claims and the period of the putative securities class. The Amended Complaint continues to allege the same Defendants’ violation of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the launch of the Company’s Inspire V neurostimulator. It now also alleges fraud regarding the Medicare/CPT reimbursement coding and expands the period of the putative securities class to November 4, 2024 through May 4, 2026. The Company and the individual defendants intend to vigorously defend against the action. No accrual for loss has been recorded in the Company’s financial statements as of, or for the period ended, June 30, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
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
On March 20, 2026, a stockholder derivative lawsuit was filed in the United States District Court for the Southern District of New York, purportedly on behalf of Inspire against certain of our present and former officers and against all current members of the Board of Directors and Inspire (as a nominal defendant), captioned Davis v. Herbert et al., Case No. 1:26-cv-02315 (S.D.N.Y.) (the Davis Derivative Lawsuit). The Davis Derivative Lawsuit arises out of the same subject matter as the Indiana PRS Lawsuit described above and alleges substantially the same claims as the Korte Derivative Lawsuit, plus a claim for contribution under Section 21D of the Exchange Act. The Davis Derivative Lawsuit seeks unspecified damages. On April 21, 2026, counsel for Plaintiffs in the Korte and Davis Derivative Lawsuits submitted, along with all Defendants in those lawsuits, a proposed stipulation to consolidate them into one lawsuit and to stay them, among other terms. On April 29, 2026, the Court adopted the parties’ proposed stipulation, and the case remains stayed.
On May 12, 2026, a stockholder derivative lawsuit was filed in the United States District Court for Minnesota, purportedly on behalf of Inspire against certain of our present and former officers and against all current members of the Board of Directors and Inspire (as a nominal defendant), captioned Ahlberg v. Herbert et al., Case No. 0:26-cv-02587 (D. Minn.) (the Ahlberg Derivative Lawsuit). The Ahlberg Derivative Lawsuit arises out of the same subject matter as the Indiana PRS Lawsuit described above and alleges substantially the same claims as the Korte and Davis Derivative Lawsuits. On June 4, 2026, counsel for Plaintiffs in the Ahlberg Derivative Lawsuit submitted a proposed stipulation to stay the Action pending resolution of the Indiana PRS Lawsuit, and on June 5, 2026, the Court entered an order granting the parties’ proposed stipulation and staying the case. The Company and the individual defendants intend to vigorously defend against the Korte, the Davis and the Ahlberg Derivative Lawsuits.
On January 17, 2025, we received a civil investigative demand (CID) from the Department of Justice U.S. Attorney’s Office for the District of Minnesota pursuant to the False Claims Act in the course of the government’s investigation concerning allegations of false claims, including false claims arising from violations of the Anti-Kickback Statute, submitted to government payors in connection with our implant. The CID requests information relating to the marketing, promotion, and reimbursement practices associated with our products. We are cooperating with the

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
investigation. No assurance can be given as to the timing or outcome of the government’s investigation. No amount of loss has been recorded in the Company’s financial statements as of, or for the period ended, June 30, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On November 19, 2024, a former Inspire employee, Patrick Collins, filed a civil False Claims Act qui tam lawsuit under seal in the United States District Court for the Central District of California against the Company, captioned United States ex rel. Collins v. Inspire Medical Systems, Inc., No. 2:24-cv-10001-JFW-AS (C.D. Cal.) The complaint alleges that Inspire violated the False Claims Act by improperly certifying that physicians were eligible to seek reimbursement from the Medicare program for Inspire devices, and the procedures to implant them. Relator’s complaint seeks unspecified treble damages, civil penalties, and costs and expense of the action, among other relief. On January 28, 2026, the United States, acting through the United States Attorney’s Office for the Central District of California, declined to intervene in the action, and, on January 29, 2026, the Court ordered that the case be unsealed. Notwithstanding the government's decision not to intervene, the Relator has decided to proceed with the litigation. On June 5, 2026, the Company moved to dismiss Relator’s complaint. Relator filed an amended complaint on June 26, 2026, and the Company moved to dismiss Relator’s amended complaint in its entirety on July 10, 2026. The Company intends to defend the claims in this lawsuit vigorously.
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
On September 15, 2025, Nyxoah filed a lawsuit against us in the United States District Court for the District of Delaware alleging that the Inspire IV and Inspire V devices infringe certain of Nyxoah’s patents. The lawsuit is in its early stages. The Company intends to defend the claims in this lawsuit vigorously and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts. No amount of loss has been recorded in the Company’s financial statements as of and for the period ended June 30, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On December 5, 2025, Nyxoah brought suit against Inspire and its wholly-owned subsidiary, Inspire Medical Systems Europe GmbH in the Unified Patent Court, Munich Division, alleging that the Inspire IV implantable neurostimulator infringes a patent owned by Nyxoah. The lawsuit is in its early stages. The Company intends to defend the claims in this lawsuit vigorously and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts. No amount of loss has been recorded in the Company’s financial statements as of and for the period ended June 30, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
10. Subsequent Event
On August 3, 2026, we announced a strategic growth plan, named Project Horizon, intended to create additional investment capacity to accelerate revenue growth through:
•aligning resources to revenue growth initiatives;
•streamlining the organization; and
•optimizing our supply chain by consolidating production to support quality, scale, and efficiency.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
We expect to incur a total of $20 million to $25 million of pre-tax restructuring charges in connection with Project Horizon including:
•$4 million to $5 million of severance and employee-related costs; and
•$16 million to $20 million of other expenses, which will be non-cash in nature.
We expect the majority of actions related to the restructuring to be completed in the third quarter and all actions to be substantially complete by the end of 2026.

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
Recent Developments
Strategic Growth Plan
On August 3, 2026, we announced a strategic growth plan, named Project Horizon, intended to create additional investment capacity to accelerate revenue growth through:
•aligning resources to revenue growth initiatives;
•streamlining the organization; and
•optimizing our supply chain by consolidating production to support quality, scale, and efficiency.
We expect to incur a total of $20 million to $25 million of pre-tax restructuring charges in connection with Project Horizon. These actions are expected to generate approximately $30 million of annualized growth investment capacity which is expected to be invested in revenue growth initiatives. We expect the majority of actions related to the restructuring to be completed in the third quarter of 2026 and all actions to be substantially complete by the end of 2026.
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
In March 2026, the American Hospital Association (AHA) recommended use of CPT code 64999 for Inspire V commercial cases. CPT code 64999 is an unlisted procedure code for the nervous system and is to be used when no specific CPT code exists to accurately describe a service. Because CPT code 64999 is non-specific, reimbursement determinations typically required additional supporting documentation, which may result in increased claims review and processing time (in which case we will provide additional education and support to customers). The AHA's quarterly newsletter that included this recommendation indicates that its guidance does not dictate coverage and reimbursement policy as determined by local Medicare contractors or any other payer; nor is it a substitution for the judgment of a qualified practitioner in the application of HCPCS codes. Currently, many commercial policies still publish CPT code 64568 as the code to be used for the Inspire V procedure. As a result, Inspire continues to recommend that providers consider using the code listed in the applicable payer policy (recognizing that the payer policies may not reflect current coding guidance) and consult their provider's own compliance, coding advisors, and payers as needed.
In terms of Inspire V Medicare cases, in February 2026, the Centers for Medicare & Medicaid Services (CMS) announced that it would implement a series of HCPCS Level II C‑codes which were published on April 1, 2026. These C‑codes apply only to facility billing and do not address professional (or physician) fee reimbursement. We currently believe all Medicare Administrative Contractor (MAC) local coverage determinations identify CPT code 64582 as the appropriate code. Based on information provided to us, most procedures billed year‑to‑date have been submitted and paid without the use of a modifier. We are currently aware of two MACs that require the use of the -52 modifier when billing CPT code 64568. Based on available data, application of the modifier has resulted in physician reimbursement ranging from no reduction to approximately 30% below the existing national average payment. Additional MACs may in the future require the use of a modifier which could affect professional fee reimbursement.
These and other recent coding and reimbursement decisions (particularly the uncertainty of the decisions and volatility of the announcements from multiple stakeholders) have adversely impacted our revenue in the first half of 2026 and we anticipate that this will continue to adversely impact revenue during the remainder of 2026. Inspire is actively engaging with relevant stakeholders regarding the reimbursement uncertainty affecting Inspire V and is providing support as appropriate - with a goal of limiting and moving past the uncertainty as soon as possible. In the short-term, we are working to minimize potential delays and continue to support patient access to therapy. This includes providing proactive education and assistance to our field team, our customers and physicians. We are also seeking a long-term solution, including the creation of a separate CPT code. There can be no guarantee as to the timing or outcome of the CPT code application.
In addition, the Wasteful and Inappropriate Service Reduction Model (WISeR) program, which is a government initiative requiring prior authorization of Medicare cases in six pilot states, began in mid-January 2026. During the first half of 2026, we experienced delays due to the new WISeR requirements for traditional Medicare procedures in the six WISeR states which adversely impacted our revenue in the first half of 2026. We anticipate that this will continue to adversely impact revenue for the remainder of 2026, although to a lesser extent than in the first half of the year.
Commercial Organization
We continue to make significant investments in our sales and marketing organization. In 2025, we began optimizing our sales model through targeted territory consolidation and increased field clinical representatives (FCRs). This enables territory managers to focus on therapy awareness, surgeon recruiting and training, and driving the adoption of Inspire therapy, while FCRs provide technical and clinical expertise as well as educational and field support. As of June 30, 2026, we had 280 U.S. sales territories and 301 field clinical representatives, as compared with 295 U.S. sales territories and 275 field clinical representatives as of December 31, 2025.

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
Results of Operations

	Three Months Ended
	June 30,				% of Revenue
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025
Revenue	$200,581	$217,086	$(16,505)	(7.6)%	100.0%	100.0%
Cost of goods sold	29,122	34,672	(5,550)	(16.0)%	14.5%	16.0%
Gross profit	171,459	182,414	(10,955)	(6.0)%	85.5%	84.0%
Operating expenses:
Research and development	24,698	26,209	(1,511)	(5.8)%	12.3%	12.1%
Selling, general and administrative	147,275	159,521	(12,246)	(7.7)%	73.4%	73.5%
Total operating expenses	171,973	185,730	(13,757)	(7.4)%	85.7%	85.6%
Operating (loss)	(514)	(3,316)	2,802	(84.5)%	(0.3)%	(1.5)%
Other (income), net	(3,629)	(984)	(2,645)	268.8%	(1.8)%	(0.5)%
Earnings (loss) before income taxes	3,115	(2,332)	5,447	(233.6)%	1.6%	(1.1)%
Income tax expense	2,801	1,260	1,541	122.3%	1.4%	0.6%
Net earnings (loss)	$314	$(3,592)	$3,906	(108.7)%	0.2%	(1.7)%
Effective tax rate	89.9%	(54.0)%

	Six Months Ended
	June 30,				% of Revenue
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025
Revenue	$405,164	$418,403	$(13,239)	(3.2)%	100.0%	100.0%
Cost of goods sold	56,793	65,381	(8,588)	(13.1)%	14.0%	15.6%
Gross profit	348,371	353,022	(4,651)	(1.3)%	86.0%	84.4%
Operating expenses:
Research and development	50,524	54,012	(3,488)	(6.5)%	12.5%	12.9%
Selling, general and administrative	299,479	303,811	(4,332)	(1.4)%	73.9%	72.6%
Total operating expenses	350,003	357,823	(7,820)	(2.2)%	86.4%	85.5%
Operating (loss)	(1,632)	(4,801)	3,169	(66.0)%	(0.4)%	(1.1)%
Other (income), net	(7,144)	(6,628)	(516)	7.8%	(1.8)%	(1.6)%
Earnings before income taxes	5,512	1,827	3,685	201.7%	1.4%	0.4%
Income tax expense	16,492	2,427	14,065	579.5%	4.1%	0.6%
Net (loss)	$(10,980)	$(600)	$(10,380)	1,730.0%	(2.7)%	(0.1)%
Effective tax rate	299.2%	132.8%
Revenue information by region is summarized as follows:

	Three Months Ended June 30,
	2026		2025		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$187,304	93.4%	$207,150	95.4%	$(19,846)	(9.6)%
International	13,277	6.6%	9,936	4.6%	3,341	33.6%
Total revenue	$200,581	100.0%	$217,086	100.0%	$(16,505)	(7.6)%

	Six Months Ended June 30,
	2026		2025		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$382,907	94.5%	$400,756	95.8%	$(17,849)	(4.5)%
International	22,257	5.5%	17,647	4.2%	4,610	26.1%
Total revenue	$405,164	100.0%	$418,403	100.0%	$(13,239)	(3.2)%
Comparison of the Three Months Ended June 30, 2026 and 2025
•Revenue decreased $16.5 million, or 7.6%, to $200.6 million driven primarily by a decline in US revenue, partially offset by growth in International. The U.S. decline was driven primarily by the adverse impacts of coding and reimbursement challenges.
•Gross margin increased to 85.5% compared to 84.0%, primarily due to increased sales mix of the Inspire V system, which has a higher gross margin than the Inspire IV system.
•Research and development expenses decreased $1.5 million, or 5.8%, to $24.7 million, primarily due to lower stock-based compensation costs due to accelerated stock-based compensation expense recognized in the prior year period and increased internal cost allocations into SG&A and cost of goods sold, partially offset by an increase in development costs, mainly for our next generation generator.

•SG&A expenses decreased $12.2 million, or 7.7%, to $147.3 million, primarily driven by lower stock-based compensation costs due to accelerated stock-based compensation expenses recognized in the prior year period as well as lower marketing expenses.
•Other income, net increased by $2.6 million, or 268.8%, to $3.6 million, primarily due to a $4.0 million impairment charge recognized in the prior year period, partially offset by a decrease in interest and dividend income due to lower average interest rates and lower average cash, cash equivalents, and investment balances in the current period.
•The effective tax rate was 89.9% compared to (54.0)%. The increase in the effective tax rate was primarily driven by tax shortfall related to stock-based compensation. Additionally, for the three months ended June 30, 2025, we maintained a full valuation allowance against federal and state deferred tax assets, which was subsequently released at December 31, 2025.
Comparison of the Six Months Ended June 30, 2026 and 2025
•Revenue decreased $13.2 million, or 3.2%, to $405.2 million primarily due to a decline in U.S. revenue, partially offset by growth in International. The U.S. decline was driven primarily by the adverse impacts of coding and reimbursement challenges and the WISeR program.
•Gross margin increased to 86.0% compared to 84.4%, primarily due to increased sales mix of the Inspire V system, which has a higher gross margin than the Inspire IV system.
•Research and development expenses decreased $3.5 million, or 6.5%, to $50.5 million, primarily due to lower stock-based compensation costs due to accelerated stock-based compensation expense recognized in the prior year period and increased internal cost allocations into SG&A and cost of goods sold.
•SG&A expenses decreased $4.3 million, or 1.4%, to $299.5 million, primarily due to lower stock-based compensation costs due to accelerated stock-based compensation expense recognized in the prior year period and lower marketing expenses partially offset by an increase in payroll costs and internal cost allocations from R&D.
•Other income, net increased by $0.5 million, or 7.8%, to $7.1 million, primarily due to a $4.0 million impairment charge recognized during the prior year period, partially offset by a decrease in interest and dividend income due to lower average interest rates and lower average cash, cash equivalents, and investment balances in the current period.
•The effective tax rate was 299.2% compared to 132.8%. The increase in the effective tax rate was primarily driven by tax shortfall related to stock-based compensation. Additionally, for the six months ended June 30, 2025, we maintained a full valuation allowance against federal and state deferred tax assets, which was subsequently released at December 31, 2025.
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
Operating Activities
Net cash provided by operating activities was $36.1 million for the six months ended June 30, 2026 compared to $4.0 million of net cash used in operating activities in the prior year period. The change was primarily driven by improved working capital, mainly in receivables and inventories.
Investing Activities
Net cash used in investing activities was $7.7 million for the six months ended June 30, 2026, compared to $45.0 million of net cash provided by investing activities in the prior year period. The change was primarily driven by lower proceeds from the sale or maturity of investments.
Financing Activities
Net cash used in financing activities was $5.6 million for the six months ended June 30, 2026, compared to $84.1 million in the prior year period. The change was primarily driven by higher share repurchases in the prior year period.
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these risks and uncertainties, see the information in "Part I, Item 1A. Risk Factors” in our Annual Report. Other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Our strategic growth plan may not achieve our intended outcome.
In August 2026, we announced a strategic growth plan, named Project Horizon, intended to align resources to revenue growth initiatives, streamline the organization, and optimize our supply chain by consolidating production to support quality, scale, and efficiency. This plan also includes a workforce reduction. Our strategic growth plan may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and harm to our reputation. We may also fail to achieve the anticipated benefits under the strategic growth initiatives or achieve any benefits under the anticipated timeline. If we are unable to realize the anticipated benefits from the strategic growth plan, or if we experience significant adverse consequences, our business, financial condition, and results of operations may be materially adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
The following table presents information with respect to the repurchase of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$100,000
May 1, 2026 - May 31, 2026	—	$—	—	$100,000
June 1, 2026 - June 30, 2026	—	$—	—	$100,000
Total	—		—
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
Item 5.    Other Information.
Adoption or Termination of Trading Arrangements by Directors and Executive Officers

Name	Title	Action	Rule 10b5-1 Adoption/ Termination Date	Aggregate Number of Shares of Common Stock to be Sold		Expiration Date
John Rondoni	Chief Product and Innovation Officer	Adopt	May 22, 2026	73,067	(1)	April 10, 2027
(1) This number includes shares of our common stock issuable pursuant to unvested restricted stock units (RSU) that are scheduled to vest during the term of the 10b5-1 plan, subject to time-based vesting conditions set forth in the applicable RSU award agreement. This number also includes shares of our common stock issuable pursuant to performance stock units (PSU) that may vest during the term of the 10b5-1 plan, subject to the achievement of certain performance conditions as set forth in the applicable PSU agreement. The actual number of PSUs that vest following the end of the applicable performance period, if any, and therefore the resulting shares of our common stock available for sale under the plan will depend on the attainment of the performance metrics. Also, shares of our common stock issuable pursuant to vested RSUs and PSUs will be subject to tax withholding obligations that may reduce the net shares actually issued and therefore available for sale under the applicable plan; however, the maximum aggregate gross number of shares of our common stock included in the applicable plan is reported in this table without reduction for such future tax obligations and assuming maximum achievement of the performance conditions under the PSUs.
There were no other "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K, adopted, modified or terminated by the Company’s directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended June 30, 2026.

Item 6.    Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	5/7/2018

3.2	Certificate of Amendment of the Seventh Amended and Restated Certificate of Incorporation	10-Q	001-38468	3.2	5/4/2026

3.3	Amended and Restated Bylaws of Inspire Medical Systems, Inc.	8-K	001-38468	3.1	2/11/2026

10.1	Inspire Medical Systems, Inc. Amended and Restated 2018 Incentive Award Plan	8-K	001-38468	10.1	5/4/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Medical Systems, Inc.

Date:	August 3, 2026	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer, and Chairperson
(principal executive officer)

Date:	August 3, 2026	By:	/s/ MATTHEW J. OSBERG
Matthew J. Osberg
Chief Financial Officer
(principal financial officer and principal accounting officer)