Form 10-Q
period 2026-09-30
Inspire Medical Systems, Inc.
filed 2026-11-02
CIK 1609550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 28, 2026, the registrant had 28,966,119 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the Quarterly Report) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, the impact of macroeconomic trends on our business, financial results and financial position, prospective products, international product approvals and commercializations, our expectations regarding coding and reimbursement levels for Inspire therapy procedures, our competition, research and development costs, timing and likelihood of success, other insurance providers' plans to begin approving our Inspire therapy, our sales and marketing initiatives, potential supply chain disruptions, and the plans and objectives of management for future operations.
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
•our ability to sustain or increase our profitability;
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
•our ability to forecast demand and manage our inventory;
•our dependence on third parties;
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
•any violations of anti-bribery, anti-corruption, and anti-money laundering laws;
•future needs for additional financing;
•risks related to our tax assets and changes in tax laws;
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
•our strategic growth plan may not achieve our intended outcome; and
•other important factors that could cause actual results, performance, or achievements to differ materially from those contemplated that are found in "Part I, Item 1A. Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and under "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
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

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
Inspire Medical Systems, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$190,803	$104,813
Investments, short-term	137,168	203,455
Accounts receivable, net of allowance for credit losses of $787 and $1,080, respectively	104,706	119,692
Inventories, net	178,960	145,293
Prepaid expenses and other current assets	15,988	10,399
Total current assets	627,625	583,652
Investments, long-term	125,125	96,330
Property and equipment, net	85,635	97,872
Operating lease right-of-use assets	22,125	23,532
Deferred tax assets	74,196	88,667
Other non-current assets	18,327	17,264
Total assets	$953,033	$907,317
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$38,073	$36,565
Accrued expenses	59,265	59,490
Total current liabilities	97,338	96,055
Operating lease liabilities, non-current portion	28,611	29,998
Other non-current liabilities	135	104
Total liabilities	126,084	126,157
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 28,941,555 and 28,579,015 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	29	29
Additional paid-in capital	1,010,235	927,159
Accumulated other comprehensive (loss) income	(1,449)	464
Accumulated deficit	(181,866)	(146,492)
Total stockholders' equity	826,949	781,160
Total liabilities and stockholders' equity	$953,033	$907,317

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$206,695	$224,501	$611,859	$642,904
Cost of goods sold	28,837	31,773	85,630	97,154
Gross profit	177,858	192,728	526,229	545,750
Operating expenses:
Research and development	22,176	24,211	72,700	78,223
Selling, general and administrative	184,398	158,873	483,877	462,684
Total operating expenses	206,574	183,084	556,577	540,907
Operating (loss) income	(28,716)	9,644	(30,348)	4,843
Interest and dividend (income), net	(3,897)	(3,973)	(11,377)	(13,521)
Other expense, net	191	66	527	2,986
(Loss) earnings before income taxes	(25,010)	13,551	(19,498)	15,378
Income tax (benefit) expense	(616)	3,619	15,876	6,046
Net (loss) earnings	$(24,394)	$9,932	$(35,374)	$9,332
Basic (loss) earnings per share	$(0.84)	$0.34	$(1.23)	$0.32
Diluted (loss) earnings per share	$(0.84)	$0.34	$(1.23)	$0.31
Weighted average shares outstanding:
Basic	28,929,352	29,332,376	28,822,985	29,512,495
Diluted	28,929,352	29,600,223	28,822,985	29,938,246

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) earnings	$(24,394)	$9,932	(35,374)	9,332
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	92	(59)	157	(168)
Unrealized (loss) gain on investments, net of tax	(896)	302	(2,070)	271
Total comprehensive (loss) income	$(25,198)	$10,175	$(37,287)	$9,435

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2026
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2025	28,579,015	$29	$927,159	$464	$(146,492)	$781,160
Stock options exercised, net	2,343	—	109	—	—	109
Vesting of restricted stock units and performance stock units, net	219,816	—	(7,591)	—	—	(7,591)
Issuance of common stock	865	—	83	—	—	83
Stock-based compensation expense	—	—	30,689	—	—	30,689
Other comprehensive loss, net of tax	—	—	—	(816)	—	(816)
Net loss	—	—	—	—	(11,294)	(11,294)
Balance at March 31, 2026	28,802,039	29	950,449	(352)	(157,786)	792,340
Stock options exercised, net	10,119	—	403	—	—	403
Vesting of restricted stock units and performance stock units, net	35,753	—	(685)	—	—	(685)
Issuance of common stock	1,475	—	84	—	—	84
Issuance of common stock for employee stock purchase plan	57,835	—	2,193	—	—	2,193
Stock-based compensation expense	—	—	31,226	—	—	31,226
Other comprehensive loss, net of tax	—	—	—	(293)	—	(293)
Net earnings	—	—	—	—	314	314
Balance at June 30, 2026	28,907,221	$29	$983,670	$(645)	$(157,472)	$825,582
Stock options exercised, net	8,566	—	313	—	—	313
Vesting of restricted stock units and performance stock units, net	24,114	—	(749)	—	—	(749)
Issuance of common stock	1,654	—	84	—	—	84
Stock-based compensation expense	—	—	26,917	—	—	26,917
Other comprehensive loss, net of tax	—	—	—	(804)	—	(804)
Net loss	—	—	—	—	(24,394)	(24,394)
Balance at September 30, 2026	28,941,555	$29	$1,010,235	$(1,449)	$(181,866)	$826,949

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	29,740,176	$30	$981,043	$536	$(291,914)	$689,695
Stock options exercised, net	73,491	—	6,441	—	—	6,441
Vesting of restricted stock units and performance stock units, net	199,778	—	(19,192)	—	—	(19,192)
Issuance of common stock	390	—	69	—	—	69
Stock-based compensation expense	—	—	31,056	—	—	31,056
Accelerated share repurchase of common stock	(103,886)	—	—	—	—	—
Share repurchase of common stock	(442,649)	(1)	(75,008)	—	—	(75,009)
Other comprehensive loss, net of tax	—	—	—	(309)	—	(309)
Net earnings	—	—	—	—	2,992	2,992
Balance at March 31, 2025	29,467,300	29	924,409	227	(288,922)	635,743
Stock options exercised, net	43,691	—	2,174	—	—	2,174
Vesting of restricted stock units and performance stock units, net	28,487	—	(1,732)	—	—	(1,732)
Issuance of common stock	490	—	73	—	—	73
Issuance of common stock for employee stock purchase plan	29,509	—	3,255	—	—	3,255
Stock-based compensation expense	—	—	41,724	—	—	41,724
Other comprehensive income, net of tax	—	—	—	169	—	169
Net loss	—	—	—	—	(3,592)	(3,592)
Balance at June 30, 2025	29,569,477	$29	$969,903	$396	$(292,514)	$677,814
Stock options exercised, net	11,685	—	144	—	—	144
Vesting of restricted stock units and performance stock units, net	23,995		(1,224)			(1,224)
Issuance of common stock	633	—	84	—	—	84
Stock-based compensation expense	—	—	29,467	—	—	29,467
Share repurchase of common stock	(552,423)	—	(50,000)	—	—	(50,000)
Other comprehensive income, net of tax	—	—	—	243	—	243
Net earnings	—	—	—	—	9,932	9,932
Balance at September 30, 2025	29,053,367	$29	$948,374	$639	$(282,582)	$666,460

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net (loss) earnings	$(35,374)	$9,332
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	14,847	10,135
Accretion of investment discount	(902)	(2,512)
Stock-based compensation expense	88,832	102,247
Deferred income tax expense	14,547	—
Impairment charges	21,068	4,046
Other non-cash expenses	1,090	1,786
Changes in operating assets and liabilities:
Accounts receivable	15,099	(14,599)
Inventories	(33,667)	(61,659)
Prepaid expenses and other current assets	(5,856)	(2,112)
Accounts payable	4,309	18,351
Accrued expenses and other liabilities	(1,490)	(508)
Net cash provided by operating activities	82,503	64,507
Investing activities
Capital expenditures	(26,428)	(27,843)
Purchases of investments	(178,200)	(187,493)
Proceeds from sales or maturities of investments	213,975	248,700
Net cash provided by investing activities	9,347	33,364
Financing activities
Proceeds from the exercise of stock options	825	8,962
Share repurchase of common stock	—	(125,008)
Payment of taxes on net share settlement of equity awards	(9,025)	(22,350)
Proceeds from issuance of common stock from employee stock purchase plan	2,193	3,255
Net cash (used in) financing activities	(6,007)	(135,141)
Effect of exchange rate on cash	147	(35)
Increase (decrease) in cash and cash equivalents	85,990	(37,305)
Cash and cash equivalents at beginning of period	104,813	150,150
Cash and cash equivalents at end of period	$190,803	$112,845
Supplemental cash flow information
Capital expenditures included in accounts payable and accrued expenses	$2,040	$5,249

See accompanying notes to the consolidated financial statements.

Inspire Medical Systems, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Table amounts in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Inspire Medical Systems, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with our most recent Form 10-K. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein. The results of operations for the three- and nine-month periods ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	September 30, 2026
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$27,872	$—	$(52)	$27,820
Corporate debt securities	54,291	6	(105)	54,192
Certificates of deposit	1,862	1	—	1,863
U.S. Treasury debt securities	53,477	—	(184)	53,293
Short-term investments	$137,502	$7	$(341)	$137,168
Long-Term:
Corporate debt securities	$38,747	$1	$(189)	$38,559
Asset-backed securities	2,728	—	(7)	2,721
U.S. Treasury debt securities	84,696	—	(851)	83,845
Long-term investments	$126,171	$1	$(1,047)	$125,125

	December 31, 2025
	Amortized	Unrealized Gross		Aggregate
	Cost	Gains	Losses	Fair Value
Short-Term:
Commercial paper	$22,103	$25	$—	$22,128
Corporate debt securities	57,694	134	—	57,828
U.S. Treasury debt securities	123,281	220	(2)	123,499
Short-term investments	$203,078	$379	$(2)	$203,455
Long-Term:
Corporate debt securities	$58,726	$128	$(9)	$58,845
Asset-backed securities	1,198	3	—	1,201
U.S. Treasury debt securities	36,094	190	—	36,284
Long-term investments	$96,018	$321	$(9)	$96,330
The following table shows the fair value of our available-for-sale securities by maturity:

	September 30, 2026	December 31, 2025
Due in one year or less	$137,168	$203,455
Due after one year through five years	125,125	96,330
The following tables show all available-for-sale investments in an unrealized loss position for which an allowance for credit losses has not been recorded and the related gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	September 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$27,820	$(52)	$—	$—	$27,820	$(52)
Corporate debt securities	81,843	(294)	—	—	81,843	(294)
Asset-backed securities	2,316	(7)	—	—	2,316	(7)
U.S. Treasury debt securities	137,138	(1,035)	—	—	137,138	(1,035)
Total	$249,117	$(1,388)	$—	$—	$249,117	$(1,388)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$13,231	$(9)	$—	$—	$13,231	$(9)
U.S. Treasury debt securities	26,474	(2)	—	—	26,474	(2)
Total	$39,705	$(11)	$—	$—	$39,705	$(11)
Currently, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. We do not consider those investments to be other-than-temporarily impaired as of September 30, 2026. We recognized no gross realized gains and losses from the sale or maturity of available-for-sale investments during each of the three and nine months ended September 30, 2026 and 2025. There were no allowances for credit losses on investments at September 30, 2026 and December 31, 2025.
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
The following tables set forth by level within the fair value hierarchy our assets that are measured on a recurring basis and reported at fair value as of September 30, 2026 and December 31, 2025.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of
	September 30, 2026
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$111,685	$111,685	$—	$—
Total cash equivalents	111,685	111,685	—	—
Investments:
Commercial paper	27,820	—	27,820	—
Corporate debt securities	92,751	—	92,751	—
Certificates of deposit	1,863	—	1,863	—
Asset-backed securities	2,721	—	2,721	—
U.S. Treasury debt securities	137,138	137,138	—	—
Total investments	262,293	137,138	125,155	—
Total cash equivalents and investments	$373,978	$248,823	$125,155	$—

	Fair Value Measurements as of
	December 31, 2025
	Estimated Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$64,378	$64,378	$—	$—
Total cash equivalents	64,378	64,378	—	—
Investments:
Commercial paper	22,128	—	22,128	—
Corporate debt securities	116,673	—	116,673	—
Asset-backed securities	1,201	—	1,201	—
U.S. Treasury debt securities	159,783	159,783	—	—
Total investments	299,785	159,783	140,002	—
Total cash equivalents and investments	$364,163	$224,161	$140,002	$—
Equity Securities without Readily Determinable Fair Values
For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The balance of equity securities without readily determinable fair values was $17.3 million and $16.4 million as of September 30, 2026 and December 31, 2025, respectively, and are presented within other non-current assets on the consolidated balance sheet. There were no adjustments to the carrying amounts during the three months ended September 30, 2026 or 2025. We recognized an increase in value of $0.3 million during the nine months ended September 30, 2026, and we recognized an impairment charge of $4.0 million during the nine months ended September 30, 2025, in both cases in other expense, net in the consolidated statements of operations due to observable price changes in the equity securities.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
3. Inventories
Inventories are valued at the lower of cost or net realizable value, computed on a first-in, first-out basis and consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$35,376	$19,097
Work in process	7,845	13,837
Finished goods	135,739	112,359
Total inventories, net of reserves	$178,960	$145,293
4. Stockholders' Equity
Share Repurchases
We periodically repurchase shares of our common stock under board-authorized repurchase programs through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions. As of September 30, 2026, $100.0 million remained available for future repurchases under the current share repurchase program.
Information regarding the shares we repurchased and retired was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Number of shares purchased	—	552,423	—	995,072
Average price paid per share	$—	$90.49	$—	$125.62
Total value of shares repurchased	$—	$50,000	$—	$125,000
5. Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for eligible employees, consultants, and members of the board of directors. The plan allows for the issuance of restricted stock units (RSUs), performance stock units (PSUs), and non-statutory and incentive stock options to employees, and RSUs, PSUs, and non-statutory stock options to consultants and directors. We also offer an employee stock purchase plan (ESPP) which allows participating employees to purchase shares of our common stock at a discount through payroll deductions. As of September 30, 2026, there were 7,663,244 shares reserved for issuance under our equity incentive plan, of which 3,565,061 shares were available for issuance.
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
The table below sets forth the number of stock-based compensation awards granted during the nine months ended September 30, 2026, along with the weighted average grant date fair value. There were no stock options granted during the nine months ended September 30, 2026.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)

Awards	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units[1]	1,428,344	$59.26
Performance stock units[2]	490,300	$59.52
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
Total stock-based compensation expense included in the consolidated statements of operations was $26.9 million and $29.5 million for the three months ended September 30, 2026 and 2025, respectively, and $88.8 million and $102.2 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine-month period ended September 30, 2025, we recorded accelerated stock-based compensation expense of $11.2 million for employees who are retirement eligible in accordance with the implementation of changes to the treatment of equity awards under the Inspire Medical Systems, Inc. 2018 Incentive Award Plan upon the holder's death, disability, or retirement.
As of September 30, 2026, there was $157.4 million of unrecognized stock-based compensation expense related to outstanding stock options, RSUs, and PSUs, that is expected to be recognized over a weighted-average period of 1.9 years.
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
The effective tax rate was 2.5% and 26.7% for the three months ended September 30, 2026 and 2025, respectively, and (81.4)% and 39.3% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate in the three-month period was primarily driven by the current period pre-tax loss and discrete tax charges related to restructuring. The decrease in the effective tax rate in the nine-month period was primarily driven by the current period pre-tax loss and shortfalls related to stock-based compensation. For the three and nine months ended September 30, 2025, we recorded state and foreign tax expense while maintaining a full valuation allowance against federal and state deferred tax assets, a majority of which was subsequently released at December 31, 2025.
The total liability for unrecognized tax positions was $0.1 million at both September 30, 2026 and December 31, 2025. Penalties and interest related to unrecognized tax positions are recorded as other expense in the consolidated statements of operations.
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
Our CODM uses consolidated net (loss) earnings and operating (loss) income as the measures of profit or loss. Our CODM assesses performance for the segment and allocates resources using consolidated net (loss) earnings and operating (loss) income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$206,695	$224,501	$611,859	$642,904
Less: (a)
Cost of goods sold	28,837	31,773	85,630	97,154
Research and development expense	22,176	24,211	72,700	78,223
Selling, general and administrative expense (excluding advertising expense)	155,675	122,464	414,574	380,619
Advertising expense	28,723	36,409	69,303	82,065
Operating (loss) income	(28,716)	9,644	(30,348)	4,843
Other (income) (b)	(3,706)	(3,907)	(10,850)	(10,535)
Income tax (benefit) expense	(616)	3,619	15,876	6,046
Net (loss) earnings	$(24,394)	$9,932	$(35,374)	$9,332
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker.
(b) Other income represents the consolidated amounts for interest and dividend income, net, and other expense, net, as shown on our consolidated statements of operations.
Depreciation and amortization expense was $5.1 million and $3.7 million for the three-month periods ended September 30, 2026 and 2025, respectively, and $14.8 million and $10.1 million for the nine-month periods ended September 30, 2026 and 2025, respectively, and is included within the segment expense captions of cost of goods sold, research and development (R&D) expense, and selling, general and administrative (SG&A) expense.
Stock-based compensation expense was $26.9 million and $29.5 million for the three-month periods ended September 30, 2026 and 2025, respectively, and $88.8 million and $102.2 million for the nine-month periods ended September 30, 2026 and 2025, respectively, and is included within the segment expense captions of cost of goods sold, R&D expense, and SG&A expense.
Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$197,486	$214,394	$580,393	$615,150
International	9,209	10,107	31,466	27,754
Total revenue	$206,695	$224,501	$611,859	$642,904
The measure of segment assets is reported on the balance sheet as total consolidated assets.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
8. Earnings Per Share
Basic (loss) earnings per share is computed by dividing the net (loss) earnings by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed by dividing the net (loss) earnings by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. For the periods presented with a net loss, diluted net loss per share is the same as basic net loss per share as all of the following potentially dilutive shares were antidilutive in those periods.
The following table presents a reconciliation of the share amounts used in the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (loss) earnings	$(24,394)	$9,932	$(35,374)	$9,332

Weighted average number of common shares outstanding — basic	28,929,352	29,332,376	28,822,985	29,512,495
Dilutive effect of stock-based compensation plan awards	—	267,847	—	425,751
Weighted average number of common shares outstanding — diluted	28,929,352	29,600,223	28,822,985	29,938,246
Anti-dilutive shares excluded from the calculation of (loss) earnings per share	2,087,542	2,384,641	2,314,811	1,953,509
(Loss) earnings per share:
Basic	$(0.84)	$0.34	$(1.23)	$0.32
Diluted	$(0.84)	$0.34	$(1.23)	$0.31
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
On December 22, 2025, the Indiana Public Retirement System, on behalf of itself and other similarly situated investors, filed a putative securities class action in the United States District Court for the Southern District of New York against the Company and certain of its executive officers, captioned Indiana Public Retirement System v. Inspire Medical Systems, Inc., et al., Case No. 1:25‑cv‑10620 (S.D.N.Y.) (the Indiana PRS Lawsuit). The Indiana PRS Lawsuit alleged that the Company and three officers made materially false and misleading statements between August 6, 2024, and August 4, 2025, regarding the launch of the Company’s Inspire V neurostimulator. The complaint further alleged that when subsequent disclosures were made concerning issues with the Inspire V launch and the Company announced its third‑quarter fiscal 2025 results, the Company’s stock price declined, purportedly causing investor losses. The plaintiff seeks, among other relief, unquantified compensatory damages, together with attorneys’ fees and costs. On January 22, 2026, the Company and the individual defendants moved to transfer the case to the United States District Court for the District of Minnesota. On May 20, 2026, the United States District Court for the Southern District of New York granted the Company’s and the individual defendants’ motion to transfer. On May 28, 2026, the Indiana PRS Lawsuit was transferred to Minnesota and on May 29, 2026, the United States

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
District Court for the District of Minnesota acknowledged receipt of the transferred case and assigned the Case Number 0:26-cv-02790. On July 30, 2026, the plaintiffs filed an amended complaint (the “Amended Complaint”), which while generally based on the same underlying subject matter as the initial complaint expands its claims and the period of the putative securities class. The Amended Complaint continues to allege the same Defendants’ violation of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the launch of the Company’s Inspire V neurostimulator. It now also alleges fraud regarding the Medicare/CPT® reimbursement coding and expands the period of the putative securities class to November 4, 2024 through May 4, 2026. The Company and the individual defendants intend to vigorously defend against the action. On September 25, 2026, the defendants moved to dismiss the Amended Complaint. A hearing on that motion is presently scheduled for February 2027. No accrual for loss has been recorded in the Company’s financial statements as of, or for the period ended, September 30, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
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
On January 17, 2025, we received a civil investigative demand (CID) from the Department of Justice U.S. Attorney’s Office for the District of Minnesota pursuant to the False Claims Act in the course of the government’s investigation concerning allegations of false claims, including false claims arising from violations of the Anti-Kickback Statute, submitted to government payors in connection with our implant. The CID requests information relating to the marketing, promotion, and reimbursement practices associated with our products. We are cooperating with the investigation. No assurance can be given as to the timing or outcome of the government’s investigation. No amount of loss has been recorded in the Company’s financial statements as of, or for the period ended, September 30, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
On November 19, 2024, a former Inspire employee, Patrick Collins (the Relator), filed a civil False Claims Act qui tam lawsuit under seal in the United States District Court for the Central District of California against the Company, captioned United States ex rel. Collins v. Inspire Medical Systems, Inc., No. 2:24-cv-10001-JFW-AS (C.D. Cal.) The complaint alleges that Inspire violated the False Claims Act by improperly certifying that physicians were eligible to seek reimbursement from the Medicare program for Inspire devices, and the procedures to implant them. Relator’s complaint seeks unspecified treble damages, civil penalties, and costs and expense of the action, among other relief. On January 28, 2026, the United States, acting through the United States Attorney’s Office for the Central District of California, declined to intervene in the action, and, on January 29, 2026, the Court ordered that the case be unsealed. Notwithstanding the government's decision not to intervene, the Relator has decided to proceed with the litigation. On June 5, 2026, the Company moved to dismiss Relator’s complaint. Relator filed an amended complaint on June 26, 2026, and the Company moved to dismiss Relator’s amended complaint in its entirety on July 10, 2026. On August 28, 2026, the district court granted the Company’s motion to dismiss in its entirety. On September 28, 2026, Relator filed a Notice of Appeal appealing the district court’s decision granting the Company’s motion to dismiss. The Company intends to defend the claims in this lawsuit vigorously.
On May 30, 2025, Inspire filed a lawsuit against Nyxoah SA and its subsidiary Nyxoah, Inc. (collectively Nyxoah) in the United States District Court for the District of Delaware, alleging that Nyxoah's Genio product infringes on certain of Inspire's U.S. patents related to neurostimulation therapy for obstructive sleep apnea. Inspire seeks a judgment of patent infringement and relief for such infringement, including monetary damages such as lost profits. Nyxoah has denied infringement and has asserted counterclaims seeking declaratory judgments of invalidity and non‑infringement. On December 18, 2025, Nyxoah filed three (3) petitions with the United States Patent Trial and Appeal Board (PTAB) seeking inter partes review (IPR) of the three patents asserted by Inspire in the lawsuit. On April 14, 2026, the PTAB denied institution of all three IPRs. The district court matter is ongoing. Given the current status of these matters and the inherent uncertainties of litigation, we cannot predict the outcome or estimate the range of potential loss.
On September 15, 2025, Nyxoah filed a lawsuit against us in the United States District Court for the District of Delaware alleging that the Inspire IV and Inspire V devices infringe certain of Nyxoah’s patents. The lawsuit is ongoing. The Company intends to defend the claims in this lawsuit vigorously and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts. No amount of loss has been recorded in the Company’s financial statements as of and for the period ended September 30, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On December 5, 2025, Nyxoah brought suit against Inspire and its wholly-owned subsidiary, Inspire Medical Systems Europe GmbH in the Unified Patent Court, Munich Division, alleging that the Inspire IV implantable neurostimulator infringes a patent owned by Nyxoah. The lawsuit is ongoing. The Company intends to defend the claims in this lawsuit vigorously and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts. No amount of loss has been recorded in the Company’s financial statements as of and for the period ended September 30, 2026 since the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss.
On January 30, 2026, a putative class action captioned Zeller v. Inspire Medical Systems, Inc. was filed against the Company in the U.S. District Court for the District of Minnesota. The complaint alleged that third-party tracking technologies on our website captured and transmitted users' information to third parties without their knowledge or consent. It asserted claims under the Electronic Communications Privacy Act and the Minnesota wiretap statute, as well as common law claims. On July 28, 2026, a putative class action making similar allegations on behalf of California residents, captioned Brookshier et al. v. Inspire Medical Systems, Inc., was filed against us in the Superior Court of California, County of San Mateo. That complaint asserted claims under the California Invasion of Privacy Act, for breach of contract, and under California's Unfair Competition Law. In September 2026, both actions were voluntarily dismissed without prejudice to facilitate the parties’ participation in mediation. On October 5, 2026, following mediation, we entered into a binding term sheet with the named plaintiffs in both actions. The term sheet contemplates filing a new putative class action asserting the same or similar claims, which would be settled on behalf of a nationwide settlement class. Under the term sheet, we will pay $7.0 million into a settlement fund, which

INSPIRE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Table amounts in thousands, except share and per share amounts)
will also cover notice and administration costs and any court-approved attorneys' fees, costs and service awards. The settlement is subject to execution of a definitive settlement agreement and approval by the court in the new action. We deny the allegations and any liability, and we agreed to the proposed settlement solely to avoid the expense, burden and uncertainty of further litigation. We incurred $7.0 million of legal settlement expense in the third quarter of 2026 related to this matter.
10. Restructuring
On August 3, 2026, we announced a strategic growth plan, named Project Horizon, intended to create additional investment capacity to accelerate revenue growth through:
•aligning resources to revenue growth initiatives;
•streamlining the organization; and
•optimizing our supply chain by consolidating production to support quality, scale, and efficiency.
The majority of actions related to the restructuring were completed in the third quarter and we expect that all actions will be substantially complete by the end of 2026. We expect to incur approximately $25 million of pre-tax restructuring charges in connection with Project Horizon leading to annualized cost savings of approximately $30 million. Restructuring charges are expected to include:
•approximately $4 million of employee severance and termination benefits; and
•approximately $21 million of asset impairment charges, which are non-cash in nature.
In the third quarter of 2026, we incurred $24.1 million of pre-tax restructuring charges, of which $1.3 million was included within R&D expense and $22.8 million was included within SG&A expense:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Employee severance and termination benefits	$3,070	$3,070
Asset impairment charges	21,068	21,068
Total restructuring charges	$24,138	$24,138
As a result of the decision to cease certain manufacturing activities, we determined that the carrying amounts of certain production equipment were no longer recoverable and therefore reduced the carrying amounts of the assets to their estimated fair value, resulting in non-cash asset impairment charges of $21.1 million, which were recognized within SG&A expense. The estimated fair value of certain production equipment that we do not expect to utilize or sell was estimated to be zero because the equipment had no alternative use or expected disposal proceeds.
The restructuring accrual balance included in accrued expenses on the consolidated balance sheets was $1.5 million at September 30, 2026 and relates to employee severance and termination benefits. The majority of the accrued balance is expected to be paid during the fourth quarter of 2026 and early 2027. The restructuring accrual excludes non-cash charges and other costs that were recognized directly in earnings as incurred.
11. Subsequent Event
On October 5, 2026, we entered into a binding term sheet to settle a class action related to allegations concerning our use of pixel-tracking technology on our website and the disclosure of certain information to third parties (Zeller v. Inspire Medical Systems, Inc.). See Note 9, “Commitments and Contingencies,” for additional information.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, the discussion under "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” sections included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as information with respect to our plans and strategy for our business and the impact of macroeconomic factors on our business, financial results and financial condition includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Part I, Item 1A. Risk Factors" section of our Annual Report and in the "Part II, Item 1A. Risk Factors" section of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.
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
We expect to incur a total of approximately $25 million of pre-tax restructuring charges in connection with Project Horizon. These actions are expected to generate approximately $30 million of annualized growth investment capacity which is expected to be invested in revenue growth initiatives. The majority of actions related to the restructuring were completed in the third quarter of 2026 and we expect that all actions will be substantially complete by the end of 2026.
Coding and Reimbursement
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology (CPT®) codes, which are created and maintained by the American Medical Association (AMA). Our various generations of Inspire therapy have been billed under different codes and reimbursement approaches throughout our history. In November 2025, the final 2026 Medicare reimbursement payments were announced. Since this announcement, there has been, and still is currently, significant uncertainty and changes directly and indirectly relating to the appropriate coding and reimbursement for our Inspire V therapy from the Centers for Medicare & Medicaid Services (CMS) and Medicare Administrative Contractors (MACs), as well as other payors and stakeholders in the overall coding and reimbursement process.
In March 2026, the American Hospital Association (AHA) recommended use of CPT code 64999 for Inspire V commercial cases. CPT code 64999 is an unlisted procedure code for the nervous system and is to be used when no specific CPT code exists to accurately describe a service. Because CPT code 64999 is non-specific, reimbursement determinations typically required additional supporting documentation, which may result in increased claims review and processing time (in which case we provide additional education and support to customers). The AHA's quarterly newsletter that included this recommendation indicates that its guidance does not dictate coverage and reimbursement policy as determined by local Medicare contractors or any other payer; nor is it a substitution for the judgment of a qualified practitioner in the application of HCPCS codes. Currently, many commercial policies still publish CPT code 64568 as the code to be used for the Inspire V procedure. As a result, Inspire continues to recommend that providers consider using the code listed in the applicable payer policy (recognizing that the payer policies may not reflect current coding guidance) and consult their provider's own compliance, coding advisors, and payers as needed.
In terms of Inspire V Medicare cases, in February 2026, CMS announced that it would implement a series of HCPCS Level II C‑codes which were published on April 1, 2026. These C‑codes apply only to facility billing and do not address professional (or physician) fee reimbursement. We currently believe all Medicare Administrative Contractor (MAC) local coverage determinations identify CPT code 64582 as the appropriate code. We are currently aware of two MACs that require the use of the -52 modifier when billing CPT code 64582 for the implantation of a hypoglossal nerve stimulator without the insertion of a distal respiratory sensor. Based on available data and information provided to us, application of the modifier has resulted in physician reimbursement ranging from no reduction to approximately 30% below the existing national average payment, although most procedures billed year-to-date have been submitted and paid without use of the modifier. Additional MACs may in the future require the use of a modifier which could affect professional fee reimbursement.
These and other recent coding and reimbursement decisions (particularly the uncertainty of the decisions and volatility of the announcements from multiple stakeholders) have adversely impacted our revenue in the first nine months of 2026 and we anticipate that this will continue to adversely impact revenue during the remainder of 2026. Inspire is actively engaging with relevant stakeholders regarding the reimbursement uncertainty affecting Inspire V and is providing support as appropriate - with a goal of limiting and moving past the uncertainty as soon as possible. In the short term, we are working to minimize potential delays and continue to support patient access to therapy. This includes providing proactive education and assistance to our field team, our customers, and physicians. In July 2026, the preliminary 2027 Medicare reimbursement payments related to our therapy were announced, which generally increased proposed reimbursement rates over 2026 levels. We expect the 2027 final rates will be announced in November 2026.
In September 2026, the AMA approved the establishment of a new set of Category I CPT codes which are scheduled to take effect on January 1, 2028. With the new codes created, the CMS will conduct its standard process to determine the value for each new CPT code, which determines the payments for that service under Medicare. We expect that CMS will issue their proposed valuation in July 2027 with final valuations issued in November 2027 and effective January 1, 2028. The use of any -52 modifier for professional billing will no longer be needed at this time due to the new code.
In addition, the Wasteful and Inappropriate Service Reduction Model (WISeR) program, which is a government initiative requiring prior authorization of Medicare cases in six pilot states, began in mid-January 2026. During the first nine months of 2026, we experienced delays due to the new WISeR requirements for traditional Medicare procedures in the six WISeR states which adversely impacted our revenue during that period. We anticipate that this will continue to adversely impact revenue for the remainder of 2026, although to a lesser extent than in the first nine months of the year.

Commercial Organization
We continue to make significant investments in our sales and marketing organization. In 2025, we began optimizing our sales model through targeted territory consolidation and increased field clinical representatives (FCRs). This enables territory managers to focus on therapy awareness, surgeon recruiting and training, and driving the adoption of Inspire therapy, while FCRs provide technical and clinical expertise as well as educational and field support. As of September 30, 2026, we had 279 U.S. sales territories and 306 field clinical representatives, as compared with 295 U.S. sales territories and 275 field clinical representatives as of December 31, 2025.
GLP-1s
Since 2023, glucagon-like peptide 1 (GLP-1s), a class of drug initially indicated for diabetes and obesity, has continued to gain popularity as a weight-loss drug. In 2024, tirzepatide (marketed as Zepbound), a GLP-1 injection was FDA approved for treatment of OSA in patients with obesity and moderate to severe OSA. If GLP-1s are used to treat OSA in an indication for which Inspire therapy is approved, demand for our Inspire system for patients with that indication could be delayed or reduced. In late 2025, we conducted a survey of over 200 sleep physicians to better understand their treatment paradigm for OSA since the introduction of GLP-1s. The survey findings suggest that some physicians will prescribe a GLP-1 to patients prior to considering Inspire therapy. The survey findings also suggest that, with the availability of GLP-1s to treat OSA, the number of patients seeking diagnosis and treatment for OSA is increasing. We believe that some of these patients will see a reduction in their BMI into our indication, and that some of those patients will not have their OSA fully resolved and will require further treatment. This reinforces our belief that the overall number of patients eligible for Inspire therapy will increase in the long-term due to the availability of GLP-1s, although there can be no assurance of such benefit at this time. However, in the short term we currently believe our revenue is being adversely impacted by the increasing prevalence and adoption of GLP-1s.
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

Results of Operations

	Three Months Ended
	September 30,				% of Revenue
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025
Revenue	$206,695	$224,501	$(17,806)	(7.9)%	100.0%	100.0%
Cost of goods sold	28,837	31,773	(2,936)	(9.2)%	14.0%	14.2%
Gross profit	177,858	192,728	(14,870)	(7.7)%	86.0%	85.8%
Operating expenses:
Research and development	22,176	24,211	(2,035)	(8.4)%	10.7%	10.8%
Selling, general and administrative	184,398	158,873	25,525	16.1%	89.2%	70.8%
Total operating expenses	206,574	183,084	23,490	12.8%	99.9%	81.6%
Operating (loss) income	(28,716)	9,644	(38,360)	(397.8)%	(13.9)%	4.3%
Other (income), net	(3,706)	(3,907)	201	(5.1)%	(1.8)%	(1.7)%
(Loss) earnings before income taxes	(25,010)	13,551	(38,561)	(284.6)%	(12.1)%	6.0%
Income tax (benefit) expense	(616)	3,619	(4,235)	(117.0)%	(0.3)%	1.6%
Net (loss) earnings	$(24,394)	$9,932	$(34,326)	(345.6)%	(11.8)%	4.4%
Effective tax rate	2.5%	26.7%

	Nine Months Ended
	September 30,				% of Revenue
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025
Revenue	$611,859	$642,904	$(31,045)	(4.8)%	100.0%	100.0%
Cost of goods sold	85,630	97,154	(11,524)	(11.9)%	14.0%	15.1%
Gross profit	526,229	545,750	(19,521)	(3.6)%	86.0%	84.9%
Operating expenses:
Research and development	72,700	78,223	(5,523)	(7.1)%	11.9%	12.2%
Selling, general and administrative	483,877	462,684	21,193	4.6%	79.1%	72.0%
Total operating expenses	556,577	540,907	15,670	2.9%	91.0%	84.1%
Operating (loss) income	(30,348)	4,843	(35,191)	(726.6)%	(5.0)%	0.8%
Other (income), net	(10,850)	(10,535)	(315)	3.0%	(1.8)%	(1.6)%
(Loss) earnings before income taxes	(19,498)	15,378	(34,876)	(226.8)%	(3.2)%	2.4%
Income tax expense	15,876	6,046	9,830	162.6%	2.6%	0.9%
Net (loss) earnings	$(35,374)	$9,332	$(44,706)	(479.1)%	(5.8)%	1.5%
Effective tax rate	(81.4)%	39.3%
Revenue information by region is summarized as follows:

	Three Months Ended September 30,
	2026		2025		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$197,486	95.5%	$214,394	95.5%	$(16,908)	(7.9)%
International	9,209	4.5%	10,107	4.5%	(898)	(8.9)%
Total revenue	$206,695	100.0%	$224,501	100.0%	$(17,806)	(7.9)%

	Nine Months Ended September 30,
	2026		2025		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$580,393	94.9%	$615,150	95.7%	$(34,757)	(5.7)%
International	31,466	5.1%	27,754	4.3%	3,712	13.4%
Total revenue	$611,859	100.0%	$642,904	100.0%	$(31,045)	(4.8)%
Comparison of the Three Months Ended September 30, 2026 and 2025
•Revenue decreased $17.8 million, or 7.9%, to $206.7 million, driven primarily by a decline in U.S. revenue. The U.S. revenue decline was primarily driven by the adverse impacts of coding and reimbursement challenges.
•Gross margin increased to 86.0% compared to 85.8%, primarily due to increased sales mix of the Inspire V system, which has a higher gross margin than the Inspire IV system.
•Research and development expenses decreased $2.0 million, or 8.4%, to $22.2 million, primarily due to lower stock-based compensation expense primarily driven by forfeitures related to actions of Project Horizon and increased internal cost allocations into SG&A and cost of goods sold, partially offset by an increase in development costs, mainly for our next generation neurostimulator, and $1.3 million of restructuring charges.
•SG&A expenses increased $25.5 million, or 16.1%, to $184.4 million, primarily driven by $22.8 million of restructuring charges, a legal settlement expense of $7.0 million, and higher legal fees, partially offset by lower marketing expenses.
•The effective tax rate was 2.5% compared to 26.7%. The decrease in the effective tax rate was primarily driven by the current period pre-tax loss and discrete tax charges related to restructuring. Additionally, for the three months ended September 30, 2025, we maintained a full valuation allowance against federal and state deferred tax assets, a majority of which was subsequently released at December 31, 2025.
Comparison of the Nine Months Ended September 30, 2026 and 2025
•Revenue decreased $31.0 million, or 4.8%, to $611.9 million primarily due to a decline in U.S. revenue, partially offset by growth in International. The U.S. decline was driven primarily by the adverse impacts of coding and reimbursement challenges and the WISeR program.
•Gross margin increased to 86.0% compared to 84.9%, primarily due to increased sales mix of the Inspire V system, which has a higher gross margin than the Inspire IV system.
•Research and development expenses decreased $5.5 million, or 7.1%, to $72.7 million, primarily due to increased internal cost allocations into SG&A and cost of goods sold, and lower stock-based compensation expense, partially offset by an increase in development costs, mainly for our next generation neurostimulator, and $1.3 million of restructuring charges.
•SG&A expenses increased $21.2 million, or 4.6%, to $483.9 million, primarily due to $22.8 million of restructuring charges, a legal settlement expense of $7.0 million, higher legal fees, and higher internal cost allocations from R&D, partially offset by lower marketing expenses and lower stock-based compensation expense primarily due to forfeitures related to actions of Project Horizon and accelerated stock-based compensation expense recognized in the prior year period for retirement eligible employees in accordance with the implementation of changes to the treatment of equity awards.

•Other income, net increased by $0.3 million, or 3.0%, to $10.9 million, primarily due to a $4.0 million impairment charge recognized during the prior year period, partially offset by a decrease in interest and dividend income due to lower average interest rates and lower average cash, cash equivalents, and investment balances in the current period.
•The effective tax rate was (81.4)% compared to 39.3%. The decrease in the effective tax rate was primarily driven by the current period pre-tax loss and shortfalls related to stock-based compensation. Additionally, for the nine months ended September 30, 2025, we maintained a full valuation allowance against federal and state deferred tax assets, a majority of which was subsequently released at December 31, 2025.
Liquidity and Capital Resources
We primarily rely on cash provided by operations for our material cash requirements, including working capital needs, investments in research and development, capital expenditures, other operating costs, and share repurchases. Our anticipated future uses of capital have not changed in any material respects from that described in our Annual Report. Our sources of capital have generally included sales of our Inspire system and registered offerings of our common stock.
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
Beyond the next twelve months, our cash requirements will depend extensively on the extent of market acceptance of our Inspire system and the demand for our therapy. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization, entry and expansion into new markets, whether we make strategic acquisitions, whether we repurchase more shares of our common stock, competition, and our ability to obtain financing. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition. If the business need were to arise, we may seek additional sources of liquidity and capital resources through equity or debt financings, such as additional securities offerings or through borrowings under a new credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.
Operating Activities
Net cash provided by operating activities was $82.5 million for the nine months ended September 30, 2026 compared to $64.5 million in the prior year period. The change was primarily driven by improved working capital, mainly in receivables and inventories.
Investing Activities
Net cash provided by investing activities was $9.3 million for the nine months ended September 30, 2026, compared to $33.4 million in the prior year period. The change was primarily driven by lower proceeds from the sale or maturity of investments.
Financing Activities
Net cash used in financing activities was $6.0 million for the nine months ended September 30, 2026, compared to $135.1 million in the prior year period. The change was primarily driven by higher share repurchases in the prior year period.

Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
There have been no material changes to our short-term and long-term anticipated cash requirements under contractual obligations from those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these risks and uncertainties, see the information in "Part I, Item 1A. Risk Factors” in our Annual Report and "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. As of September 30, 2026, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
The following table presents information with respect to the repurchase of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
July 1, 2026 - July 31, 2026	—	$—	—	$100,000
August 1, 2026 - August 31, 2026	—	$—	—	$100,000
September 1, 2026 - September 30, 2026	—	$—	—	$100,000
Total	—		—
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
Item 5.    Other Information.
Adoption or Termination of Trading Arrangements by Directors and Executive Officers
There were no "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K, adopted, modified or terminated by the Company’s directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended September 30, 2026.

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

Inspire Medical Systems, Inc.

Date:	November 2, 2026	By:	/s/ TIMOTHY P. HERBERT
Timothy P. Herbert
President, Chief Executive Officer, and Chairperson
(principal executive officer)

Date:	November 2, 2026	By:	/s/ MATTHEW J. OSBERG
Matthew J. Osberg
Chief Financial Officer
(principal financial officer and principal accounting officer)